Form 10-Q
period 1995-03-31
DIONEX CORP /DE
filed 1995-05-11
CIK 708850

[DESCRIPTION]
                                                This document consists of 15
                                                pages, of which this page
                                                is number 1.

                               FORM 10-Q

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                    -------------------------------

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     Commission File Number 0-11250

                           DIONEX CORPORATION
        (Exact name of registrant as specified in its charter)

          DELAWARE                                    94-2647429
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                   Identification No.)

1228 TITAN WAY, SUNNYVALE, CALIFORNIA            94086
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (408) 737-0700

                                 NONE
(Former name, former address and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        YES  X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 1995:

                CLASS                    NUMBER OF SHARES

                Common Stock                              6,994,266

                             DIONEX CORPORATION
                                  INDEX



                          PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                           PAGE

              CONDENSED CONSOLIDATED BALANCE SHEETS
              March 31, 1995 and June 30, 1994..................          3

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              Three Months Ended March 31, 1995 and 1994........          4

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              Nine Months Ended March 31, 1995 and 1994.........          5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Nine Months Ended March 31, 1995 and 1994.........         6-7

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL
              STATEMENTS........................................         8-10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..............              11-14


                          PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................                15

SIGNATURES...............................................                15

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
- - - - -------------
                                                         March 31,   June 30,
                              ASSETS                        1995      1994
                                                              (unaudited)

Current assets:
  Cash and equivalents (including invested cash of
    $31,442 at March 31, 1995 and $39,861 at
    June 30, 1994)...................................     $ 37,380   $ 47,177
  Temporary cash investments.........................       12,948      4,102
  Accounts receivable (net of allowance for
    accounts of $424 at March 31, 1995 and $414
    at June 30, 1994)................................       26,969     25,571
  Inventories........................................        9,563      9,759
  Deferred tax benefits..............................        5,341      4,760
  Prepaid expenses and other.........................        1,047      1,133
         Total current assets........................       93,248     92,502

Property, plant and equipment,net....................       33,717     33,328
Other assets ........................................        4,985      7,448
                                                                                    $131,950   $133,278
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks.............................     $  2,377   $    816
  Accounts payable...................................        3,034      4,122
  Accrued liabilities................................       13,561     11,655
  Income taxes payable...............................        2,949      2,056
  Accrued product warranty...........................        2,654      2,439
         Total current liabilities...................       24,575     21,088
Long-term debt.......................................           92        104
Deferred taxes.......................................        1,393        947

Stockholders' equity:
  Preferred stock (par value $.001 per share;
    1,000,000 shares authorized; none outstanding)...           -          -
  Common stock (par value $.001 per share; 20,000,000
    shares authorized; outstanding: 7,038,866 shares
    at March 31, 1995 and 7,568,768 shares at
    June 30, 1994)...................................       32,314     33,180
  Retained earnings..................................       72,748     77,868
  Accumulated translation adjustments................          828         91
         Total stockholders' equity..................      105,890    111,139
                                                                                                  $131,950   $133,278


See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1995 AND 1994
(In thousands, except per share amounts)
- - - - ------------------

                                                      1995       1994
                                                        (unaudited)
Net sales.....................................      $30,581     $27,717
Cost of sales.................................        9,726       8,899

Gross profit..................................        20,855     18,818

Operating expenses:
  Selling, general and administrative.........        10,779      9,715
  Research and product development............         2,717      2,429

     Total operating expenses.................        13,496     12,144

Operating income..............................         7,359      6,674

Interest income...............................           564        355
Interest expense..............................           (30)       (41)

Income before taxes on income.................         7,893      6,988
Taxes on income...............................         2,743      2,446

Net income....................................       $ 5,150    $ 4,542


Net income per common and equivalent share....          $.71       $.59


Common and equivalent shares used in
  computing per share amounts.................         7,232      7,729






See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED MARCH 31, 1995 AND 1994
(In thousands, except per share amounts)
- - - - ------------------

                                                     1995        1994
                                                       (unaudited)
Net sales.....................................      $88,249     $81,310
Cost of sales.................................       28,510      26,022

Gross profit..................................       59,739      55,288

Operating expenses:
  Selling, general and administrative.........       32,028      29,527
  Research and product development............        7,708       7,511
  Write-off of goodwill.......................        2,168          -
     Total operating expenses.................       41,904      37,038

Operating income..............................       17,835      18,250

Other income..................................        4,130          -
Interest income...............................        1,599       1,056
Interest expense..............................         (111)       (215)

Income before taxes on income.................       23,453      19,091
Taxes on income...............................        9,063       6,682

Net income....................................      $14,390     $12,409


Net income per common and equivalent share....        $1.94       $1.61


Common and equivalent shares used in
  computing per share amounts.................        7,434       7,722



See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1995 AND 1994
(In thousands)
- - - - ------------------
                                                         1995       1994
                                                           (unaudited)
Cash and equivalents provided by (used for):

Cash flows from operating activities:
Net income............................................  $14,390    $12,409
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.......................    1,842      1,839
  Deferred taxes......................................     (135)      (312)
  Write-off of goodwill...............................    2,168         -
  Changes in assets and liabilities:
    Accounts receivable...............................      172     (1,505)
    Inventories.......................................      765        799
    Prepaid expenses and other assets.................      126        328
    Accounts payable..................................   (1,214)       771
    Accrued liabilities...............................    1,713        651
    Income taxes payable..............................      898       (719)
    Accrued product warranty..........................      142         82
Net cash provided by operating activities.............   20,867     14,343

Cash flows from investing activities:
  Purchase of temporary cash investments..............  (13,957)   (15,872)
  Proceeds from sales and maturities of temporary
    cash investments..................................    5,111     32,767
  Purchase of property, plant and equipment...........   (1,638)    (7,084)
  Other...............................................      198         -
Net cash provided by (used for) investing activities..  (10,286)     9,811

Cash flows from financing activities:
  Net change in notes payable to banks................    1,308       (486)
  Sale of common stock................................    1,840      1,579
  Repurchase of common stock..........................  (22,216)    (3,213)
  Other...............................................       77       (123)
Net cash used for financing activities................  (18,991)    (1,997)

Effect of exchange rate changes on cash...............   (1,387)      (280)

Net increase(decrease) in cash and equivalents........   (9,797)    21,877
Cash and equivalents, beginning of period.............   47,177     20,596

Cash and equivalents, end of period...................  $37,380    $42,473

                                                               (continued)

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1995 AND 1994
(In thousands)
- - - - ------------------
                                                         1995       1994
                                                           (unaudited)
(continued)
Supplemental disclosures of cash flow information:

  Income taxes paid...................................  $ 8,751   $ 7,708
  Interest paid.......................................  $   104   $   206



























See notes to condensed consolidated financial statements.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
- - - - ------------------

1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended
    June 30, 1994.

    The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1995.

2.  INVENTORIES

    Inventories consist of (in thousands):

                                             March 31,    June 30,
                                               1995         1994

          Finished goods                     $ 4,289      $ 4,078
          Work in process                      1,785        1,868
          Raw materials and subassemblies      3,489        3,813

                                             $ 9,563      $ 9,759

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
- - - - ------------------

3.   TEMPORARY CASH INVESTMENTS

        The Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities", effective
        July 1, 1994. The Company has classified its short-term investments as "held-to-maturity" securities, and the carrying value of these securities is amortized cost. There was no cumulative or current period effect of adopting
        SFAS No. 115 on the Company's financial statements for the nine months ended March 31, 1995.

4.   WRITE-OFF OF GOODWILL

        Operating expenses in the first nine months of fiscal 1995 reflect a first quarter $2.2 million non-recurring charge to write-off the remaining goodwill associated with the 1988 acquisition of Lee Scientific, Inc. The Company determined that this goodwill was not recoverable through future operations of the business acquired.

5.    OTHER INCOME
        In the first quarter of fiscal 1995 the Company received a payment of $4.1 million (net of related expenses incurred by the Company) when a proposed acquisition by Dionex of a new business was terminated by the seller in favor of another buyer.

6.    INCOME TAXES
        The effective income tax rate for the first nine months of fiscal 1995 was 38.6% compared to 35.0% in the same period of fiscal 1994. This rate is higher due to the write-off of goodwill in the current fiscal year which is not deductible for income tax purposes.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
- - - - -------------

7.    NET INCOME PER SHARE

        Net income per common and equivalent share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The difference between primary and fully diluted net income per share is not significant in any period.

8.    COMMON STOCK REPURCHASES

        During the first nine months of fiscal 1995, the Company repurchased 609,378 shares of its common stock on the open market compared with 100,000 shares repurchased in the first nine months of the previous fiscal year.

DIONEX CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended March 31, 1995 and 1994

Net sales in the third quarter of fiscal 1995 increased 10%, from $27.7 million reported in the prior year's third quarter to $30.6 million. This increase reflects continued growth in demand for the Company's products and services in all its major geographic markets, as well as strengthing of major currencies against the U.S. dollar. Had currency rates been the same as in last year's third quarter, sales growth would have been 6%.

Gross margin for the quarter ended March 31, 1995 was 68.2%, compared to 67.9% reported in the prior year's third quarter. Gross margin was favorably impacted by currency fluctuations which were partially offset by higher manufacturing costs. There were no significant selling price changes between these periods.

Operating expenses of $13.5 million for the quarter were up 11% from the $12.1 million reported for the corresponding period in the prior period. Total operating expenses were 44% of sales, the same as reported for the prior year's third quarter. At $10.8 million in the current quarter, selling, general and administrative (SG&A) expenses were up 11% from the $9.7 million reported in the prior year's third quarter. The increase in SG&A is mainly due to increased international sales expenses, including the addition of a subsidiary in Switzerland established in the fourth quarter of fiscal 1994, as well as the impact of currency fluctuations.

Research and product development (R&D) expenses totalled $2.7 million, up 12% from the $2.4 million reported in the third quarter of the prior year. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development projects. The increase in R&D expenses during the third quarter is attributable to increased personnel and project materials costs associated with several development programs.

In the third quarter of fiscal 1995, interest income increased to $564,000 from $355,000 in the corresponding period of fiscal 1994. This increase is attributable to increased yields on invested funds, as well as higher average cash balances invested during the third quarter of fiscal 1995.

The effective income tax rate was 34.75% in the third quarter of fiscal 1995, unchanged from the 34.75% reported for all of fiscal
1994.

Net income of $5.2 million increased 13% from the third quarter of fiscal 1994. Net income per share grew 20% for the same period and was favorably impacted by the Company's stock repurchase programs.

Results of Operations - Nine Months Ended March 31, 1995 and 1994

Net sales for the nine month period ended March 31, 1995 increased 9%, to $88.2 million, from the $81.3 million reported in the same period of the prior year. This reflects continued growth in all the Company's major geographic markets, as well as strengthening of major currencies against the U.S. dollar. Currency effects favorably impacted sales growth by 3% in the first nine months of fiscal 1995.

Gross margin for the first nine months of fiscal 1995 was 67.7%, down slightly from the 68.0% reported for the same period of the prior year. Groos profit was favorably impacted by currency fluctuations offset by higher manufacturing costs. There were no significant selling price changes between these periods.

Operating expenses of $41.9 million were up 13% from the $37.0 million reported in the same period of the prior year. Included in current year expenses is a $2.2 million non-recurring charge for the write-off of the remaining goodwill that resulted from the 1988 acquisition of Lee Scientific, Inc. The Company deter-mined in the first quarter of fiscal 1995 that this goodwill was not recoverable through future operations of the business acquired. Excluding the non-recurring charge, operating expenses increased 7% from the prior year. Total operating expenses in the first nine months of fiscal 1995 were 47% of sales, 45% excluding the goodwill write-off, compared to 46% in the prior year.

Selling, general and administrative (SG&A) expenses increased 8%, from $29.5 million in the first nine months of fiscal 1994 to $32 million in the current fiscal year. The increase in SG&A expenses is mainly attributable to higher international sales expenses. The increase in international sales expenses was due to the addition of a subsidiary in Switzerland in the fourth quarter of fiscal 1994, increased sales and marketing activities in Japan and the impact of currency fluctuations.

Research and product development (R&D) expenses of $7.7 million were up 3% from the $7.5 million reported in the prior year. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development projects.

Other income in the first nine months of fiscal 1995 includes a payment of $4.1 million (net of expenses) received by the Company in the first quarter of fiscal 1995 when a proposed acquisition by Dionex of a new business was terminated by the seller in favor of another buyer.

In the first nine months of fiscal 1995, interest income increased 51%, to $1,559,000 from $1,056,000 in the corresponding period of fiscal 1994. This increase is attributable to higher average cash balances invested during fiscal 1995 to date, as well as increased yields on invested funds.

The effective income tax rate was 38.6% for the first three quarters of fiscal 1995. The increase over the 35.0% reported in the prior year's first nine months and the 34.75% reported for all of fiscal 1994 is due to the write-off of goodwill in fiscal 1995 which was not deductible for income tax purposes. The effective tax rate for the remainder of fiscal 1995 is expected to be approximately 35%.

Net income of $14.4 milion increased $2.0 million, or 16%, from the same period of the prior year. Excluding the two non-recurring items and related tax effects, net income grew 13% over the same period in the prior year. Net income per share grew 20% over the same period and was favorably impacted by both the non-recurring items and the Company's stock repurchase programs. Excluding the non-recurring items, net income per share grew 17%.

Liquidity and Capital Resources

The Company's liquidity and capital resources remained strong during the first nine months of fiscal 1995. At March 31, 1995, the Company had cash and cash investments of 50.3 million.

During the first nine months of fiscal 1995, the Company repurchased 609,378 shares of its common stock compared with 100,000 shares repurchased in the same period last year. The Company may, from time to time, repurchase additional shares in the open market depending on the price and number of shares available.

At March 31, 1995, the Company's Japanese subsidiary had utilized approximately $2.4 million of the Company's $16.0 million committed bank lines of credit to meet its local working capital requirements. The Company believes that its cash flow from operations, its current cash and cash investments and the remainder of the $16.0 million bank lines of credit will be adequate to meet its cash requirements for fiscal 1995 and the foreseeable future.

The impact of inflation on the Company's financial position and results of operations was not significant during the nine month period ended March 31, 1995.

                       PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


    (a) There are no exhibits required to be filed pursuant to this Report on Form 10-Q.

    (b) The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1995.





                     SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE
SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                            DIONEX CORPORATION
                            (Registrant)


Date:  MAY  9, 1995             By: /s/ A. BLAINE BOWMAN
                                    A. Blaine Bowman
                                    President, Chief Executive
                                    Officer


                                By: /s/ MICHAEL W. POPE
                                    Michael W. Pope
                                    Vice President, Finance
                                    and Administration
                                    (Principal Financial and
                                    Accounting Officer)