Form 10-K405
period 1995-06-30
DIONEX CORP /DE
filed 1995-09-26
CIK 708850

                                                                    Page 1 of

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       ----------------------------------
                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended June 30, 1995
                               -------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     Commission File Number  0-11250
                            --------
                              DIONEX CORPORATION
- ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                         94-2647429
- -------------------------------                        ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

1228 Titan Way, Sunnyvale, California                         94086
- ----------------------------------------               ---------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (408) 737-0700
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES  X    NO
                                          -----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on September 18, 1995 (based upon the closing price of such stock as of such date) was $327,253,576.

As of September 18, 1995, 6,698,652 shares of the Registrant's Common Stock were outstanding.

Portions of the Registrant's 1995 Annual Report to Stockholders are incorporated by reference in Parts I, II and IV of this Report. Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 27, 1995 are incorporated by reference in Part III of this Report.

                                     PART I
                                     ------

Item 1.  BUSINESS
         --------

    Dionex Corporation* designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. The Company's products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications. Since July 1, 1994, there have been no material changes in the mode of conducting the business of the Company.

    Industry Segment Information
    ----------------------------

    The Company operates in a single industry segment consisting of analytical instruments and related services.

    Products
    --------

    Dionex develops, manufactures, markets and services a range of chromatography systems, sample preparation devices and related products that are used by chemists to isolate and quantify the individual components of complex chemical mixtures in many major industrial, research and laboratory markets. Typically, the Company's chromatography systems include several components: a specially designed liquid pumping and flow system, a sample injection system, a separator column, a suppressor or other post-column device, a detector and a data collection and analysis system. These components are designed to be modular so that systems can be configured to meet the particular analytical requirements of individual customers. Moreover, individual components may be sold separately to existing customers who wish to expand their systems.

    The Company's chromatography systems are currently focused in several product areas: ion chromatography, bioseparations, extraction and supercritical fluid separations. In addition to these product areas, the Company develops and manufactures columns, detectors, data analysis systems and other products. Each of these product areas is described below.

    ION CHROMATOGRAPHY - Ion Chromatography (IC) is a form of
    ------------------
chromatography that separates ionic (charged) molecules, usually found in water-based solutions, and typically identifies them based on their electrical conductivity. The sale of Dionex IC systems and related columns, suppressors, detectors, and automation and other products accounts for a majority of the Company's revenues.

_________________________
* Unless the context otherwise requires, the terms "Dionex" and "the Company" as used herein include Dionex Corporation, a Delaware corporation, and its subsidiaries. Dionex was initially incorporated in California in 1980. In 1986, the Company reincorporated in the state of Delaware.

      Dionex IC products are used in a wide range of applications, including environmental monitoring, corrosion monitoring, evaluation of raw materials, quality control of industrial processes, research and development, and regulation of the chemical composition of food, beverage and cosmetic products. Major customers include environmental testing laboratories, chemical and petrochemical firms, power generating facilities, electronics manufacturers, government agencies and academic institutions.

      In the first quarter of fiscal 1994, the Company introduced the DX 500 Series of chromatography systems for Ion Chromatography and High
Performance Liquid Chromatography (HPLC) in the North American and
European markets. In the third quarter of fiscal 1995, the DX 500 line was introduced in Japan and it is now marketed worldwide. These modular, high performance systems meet the needs of various applications, including classical IC as well as bioscience and environmental HPLC analyses. This series is gradually replacing the DX-300 Series that was introduced in fiscal 1991.

      The Company also sells the DX-100, a cost-effective IC system for customers who need simple, dedicated instrumentation for routine ion analysis.

      The Company also manufactures the Series 8200 Process Analyzer, a product designed for continuous on-line monitoring of ions in industrial applications. The Series 8200, introduced in fiscal 1992, uses industry standard PC-based automation, similar to that used in laboratory chromatography. A major application for the Company's process analyzer has been in the power industry for the continuous monitoring of corrosive contaminants in boiler water.

BIOSEPARATIONS - Bioseparation products are used to analyze biological molecules
- --------------
such as proteins, carbohydrates and amino acids.  The DX 500
Series chromatographs and the capillary electrophoresis(CE) systems are intended for use by customers in the biological research, biotechnology and pharmaceutical markets.

      The Company manufactures and sells CE systems that utilize an analytical technique that separates molecules based on their charge to mass ratios, size or other characteristics. The Company's CE systems are used for the analysis of biological samples as well as for ion analysis. The Company's recent developments have focused on chemistry to improve CE separations through use of buffers and column technology.

AUTOMATED EXTRACTION PRODUCTS - The Company offers two instruments for
- -----------------------------
automated sample extraction. The ASE/TM/ 200 system is based upon a new extraction technology that extracts solid samples using common solvents at elevated temperatures and pressures. The SFE-723 is based on Supercritical Fluid Extraction (SFE), a sample preparation technique that passes a supercritical fluid through a solid or liquid sample to extract the compounds of interest for subsequent analysis. A supercritical fluid is a substance (such as carbon dioxide) that has been put under pressure and heated until it has certain characteristics of both a liquid and a gas.

     In March 1995, the Company introduced a new extraction technology called Accelerated Solvent Extraction or ASE. The ASE 200 system extracts solid samples in an automated fashion using the same solvents used in existing techniques like soxhlet, sonication, and microwave extraction. The ASE 200 system offers several advantages over other solvent based extraction techniques including: lower solvent consumption, reduced extraction time, higher throughput and ease of use. ASE 200 systems are used for a number of environmental, industrial, and food and beverage analysis applications.

     The Company also offers the SFE-723 which combines the features of an SFE with that of an SFE-703M, a cosolvent addition module. This system provides enhanced extraction for difficult samples. The Company's SFE systems are used by a number of industrial, government and academic institutions worldwide for quality control, product evaluation, and research and development.

SUPERCRITICAL FLUID CHROMATOGRAPHY - In addition to ion chromatography and
- ----------------------------------
bioseparations, the Company is engaged in the market for supercritical fluid separations. Supercritical fluid chromatography (SFC) is a form of chromatography that separates compounds dissolved in a supercritical fluid and identifies them with a variety of detection techniques.

      The Company's supercritical fluid separations systems are used by a number of industrial, government and academic institutions worldwide for quality control, product evaluation and research and development.

AUTOMATION PRODUCTS - As part of its efforts to make chemical analyses simpler,
- -------------------
faster and more reliable, Dionex offers a family of products that automate sample handling, system operation and data analysis for chromatography systems. These products include the PeakNet and AI-450 chromatography workstations and integrators. In addition, automated sample injectors are available.

     In September 1993, the PeakNet PC-based Chromatography Workstations were introduced to complement the DX 500 systems. PeakNet is the Company's latest release of Windows based applications for chromatography. PeakNet Workstations are multi-featured, high performance computer systems that automate control, data acquisition, analysis and reporting for the DX 500 systems.

     In March 1994, the universal interface (UI20) module was added to the PeakNet/DX 500 Series. It allows PeakNet workstations to accept data from other Dionex instruments such as the DX-100, as well as instruments manufactured by other vendors. A revision of the PeakNet software was also introduced at that time to support the new interfacing capabilities.

     Also in March 1994, a new Automated Sample Injection module (AS40) was added to the DX 500 Series.

COLUMNS AND SUPPRESSORS - A chromatography column generally consists of a hollow
- -----------------------
cylinder packed under high pressure with a chemical resin. The column's function is to separate various chemical components in a sample. The Company develops and manufactures its own resins using proprietary processes. Dionex currently manufactures and markets a broad range of column types designed for particular applications. In addition to the Company's standard liquid chromatography columns, the Company markets a range of capillary columns for use in SFC and CE.

     Several consumable products were introduced in fiscal 1995, including the Ionpac CS12A for improved cation analysis and an OnGuard Barium sample prep cartridge.

     These products follow a steady stream of columns and chemistry introduced previously, including the AS12A IonPac, CS14 and AS11 columns, the ICE-AS6 column and the IonPhor CE buffers in fiscal 1994 and 1993. These products cover a range of applications.

     In addition to columns, Dionex manufactures suppressors that are used to enhance detection in ion chromatography. The Company has proprietary positions in the technology of suppression used in ion chromatography as well as in the application of suppression techniques. The Company's suppressors lower background conductivity while allowing separations using higher capacity columns and more concentrated eluents (liquids used to carry a sample through a liquid chromatography system). In fiscal 1993, Dionex enhanced its suppression technology with the introduction of a new AutoSuppression product. The product, called the Self-Regenerating Suppressor (SRS/TM/), enhances IC performance while operating with low maintenance requirements.

DETECTORS - Detectors are used to measure the quantity of various sample
- ---------
components after they have been separated in a chromatography column. Dionex currently offers several detector products based on conductivity, electrochemistry and optics including the addition of a photodiode array detector in 1995. This range of detectors is designed to meet customer requirements for analysis of organics, inorganics, metals, amino acids and other biological compounds.

SERVICE AND OTHER -  The Company also generates revenue from its Customer
- -----------------
Service organization through service contracts, spare part sales, customer training and sales of other product and services. (See Technical Support, Installation and Service below.)

      Marketing and Customers
      -----------------------

     The Company's market strategy is twofold. First, in those applications where Dionex technology is well established, the Company works to further increase demand for its chromatography systems through direct mailings, advertising in trade publications, seminars and workshops, conferences and expositions, and direct sales calls. Growth in these markets results from identifying new customers in existing sales regions, extending geographic penetration and increasing demand for the Company's products and technical support capabilities among existing customers.

     The second component of the Company's marketing strategy is to work closely with existing and potential customers to develop new applications. Technical support staff assist such customers in problem definition, development of applications chemistry needed to solve problems and providing user training and ongoing user support. By combining this support function with direct sales efforts, the Company works to increase the range of applications and the potential market for its products.

     The Company currently markets its products and services through its own sales force in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Japan, Canada and the United States. In each of these countries, the Company maintains one or more local sales offices in order to service customers in regional markets. In other international locations where it does not have a sales force, the Company has developed a network of distributors and sales agents.

     The Company's products are used extensively in environmental analysis and by the pharmaceutical, life science, biotechnology, chemical, petrochemical, power generation, food and beverage, and electronics industries. Its customers include a number of the largest industrial companies worldwide, as well as government agencies, research institutions and universities. Geographically, sales outside of North America accounted for 59% of consolidated sales in fiscal 1995 and 57% of consolidated sales in fiscal 1994 and 1993. No single customer accounted for 10 percent or more of the Company's sales in fiscal 1995, 1994 or 1993.

     Demand for the Company's products is dependent upon the size of the markets for its chromatography systems, the level of capital expenditures of the Company's customers, the rate of economic growth in the Company's major markets and competitive considerations. The Company believes that demand for its products does not exhibit any significant seasonal pattern.

     Dionex manufactures its products based upon its forecast of customer demand and maintains inventories of completed modules in advance of receipt of firm orders from its customers. Orders are generally placed by the customer on an as-needed basis, and products are usually shipped within four to six weeks after receipt of an order. Dionex does not maintain a substantial backlog, and backlog as of any particular date may not be indicative of the Company's actual sales in any succeeding period. The level of backlog at June 30, 1995 was $17.5 million and at June 30, 1994 was $12.2 million.

     Competition
     -----------

     Companies competing with Dionex in the analytical instruments market include Hewlett Packard, Perkin Elmer, Varian, Shimadzu and Waters. The analytical instruments market is comprised of many different analytical techniques. One of these analytical techniques is Ion Chromatography (IC). The Company believes it has a major position in IC. Competitors of the Company in IC include HPLC vendors such as Hewlett-Packard, Waters, Alltech and other smaller companies. The Company believes no single competitor has a dominant position in the analytical instruments market.

     Competition in the Company's business segment is based upon the performance capabilities of the analytical instrument, technical support and after-market service, the manufacturer's reputation as a technological leader, and price. Management believes that system performance capabilities are the most important of these criteria. Customers measure system performance in terms of sensitivity (the ability to discern minute quantities of a particular sample component), selectivity (the ability to distinguish between similar components), speed of analysis and the breadth of samples which the system can effectively analyze. Management believes that Dionex enjoys a favorable reputation in terms of performance capabilities, technical support and service.

     Dionex ion chromatography systems generally compete with a number of analytical techniques used in identifying and quantifying ionic and polar compounds. The two primary sources of competition for ion chromatography are conventional manual and automated wet chemistry procedures and certain modified liquid chromatography systems. Some suppliers of liquid chromatography systems have developed a single column ion chromatography (SCIC) method that does not use a suppressor device. SCIC methods compete favorably with Dionex ion chromatography for the analysis of a limited number of ions and in situations when chemical composition of the sample is not complex or when high sensitivity is not required. The recent introduction of AutoSuppression technology considerably improves the ease of use of chemical suppression. In addition to SCIC products, the Company's competitors also offer other products to compete in ion analysis, including capillary electrophoresis and chromatography products using technology similar to that of the Company.

     The Company's DX-300 and DX 500 Series compete directly with HPLC systems in certain traditional HPLC applications. Dionex is a relatively new entrant in the highly competitive HPLC and biological separations markets. Nonetheless, management believes that the DX-300 Series, and to a greater extent, the DX 500 Series, have certain benefits over competing systems, including a totally non-metallic flow system and the capability of performing gradient ion chromatography, as well as HPLC, on a single analytical system.

     The Company's ASE 200 competes directly with standard soxhlet, sonication and microwave extraction techniques provided by other companies. Management believes that the ASE 200, a new extraction technology, has certain benefits compared to competing techniques including faster extraction time, reduced solvent usage and built-in automation.

     The Company's supercritical fluid separations technologies compete with alternate technologies from several other companies. Management initially believed that supercritical fluid separations techniques had potentially wide-ranging applications. However, the underlying market for these technologies has not emerged from the early stages of commercialization.
In addition, supercritical fluid separations now face competition from new technologies, such as ASE 200, and other forms of chromatography and sample preparation.

     The Company's capillary electrophoresis system competes with those offered by a number of analytical instrument manufacturers. The Company believes that the continued participation of these analytical instrument companies in the capillary electrophoresis market is dependent on how rapidly the demand for capillary electrophoresis applications expands.

     The Company believes that competition in the ion analysis market will continue to increase in the future. Moreover, the Company's entrance into the HPLC, biological separations, SFC, extraction and capillary electrophoresis markets has resulted in increased competition. Many of the companies whose products compete with those of the Company have substantially greater financial resources and larger technical staffs and sales forces at their disposal.

      Patents and Licenses
      --------------------

     The Company has exclusive rights under patents and patent applications licensed from the Dow Chemical Company ("Dow") (except for rights retained by Dow and its subsidiaries) covering certain of the Company's current products. The primary benefits of this exclusivity are presently limited to the United States and certain other foreign countries where patents have been issued. The licenses reserve to Dow and its subsidiaries the right to practice the patents, and Dow has made products covered by the patent rights for its own use. The Company believes that Dow has not made products covered by the patent rights for sale to third parties.

     As a matter of Company policy, the Company vigorously pursues and protects its proprietary position and seeks patent coverage on all developments that it regards as material and patentable. The Company's patents, including those licensed from others, expire on various dates through 2007. The Company believes that, while its patents have value, no single patent or application is in itself essential and that the invalidity or expiration of any single patent would not have a material adverse effect on its business.

     International Operations
     ------------------------

     Financial information about foreign and domestic operations and export sales required by Item 1 of Form 10-K is incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements at page 26 of the Registrant's 1995 Annual Report to Stockholders. A copy of the applicable page is attached hereto as Exhibit 13.1.

     The Company has subsidiaries in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Japan and Canada. The Company's foreign sales are affected by fluctuations in currency exchange rates and by regulations adopted by foreign governments. Export sales are subject to certain controls and restrictions, but the Company has not experienced any material difficulties related to these limitations.

     Manufacturing and Suppliers
     ---------------------------

     The Company produces chemicals and resins and assembles systems and components in its California manufacturing facilities. Dionex has developed proprietary processes for the manufacture of polystyrene-based resins and for packing columns with these resins. The Company believes that its resins, columns and suppressor manufacturing know-how are critical to the performance and reliability of its chromatography systems.

     The Company has emphasized a modular design for the principal subsystems of its pumping flow systems, sample injection systems, chromatography modules, detectors, and control and data analysis systems. The Company believes that this modular approach has enabled it to meet the wide range of system configurations required by its customers while effectively managing inventory levels.

     Many components used in the Company's products, including proprietary analog and digital circuitry, are manufactured by Dionex. Other components, including packaging materials, integrated circuits, microprocessors, microcomputers and certain detector and data analysis modules, are acquired from other manufacturers. Most of the raw materials, components and supplies purchased by the Company are available from a number of different suppliers; however, a number of items are purchased from limited or single sources of supply, and disruption of these sources could have a temporary adverse effect on shipments and the financial results of the Company.

     Technical Support, Installation and Service
     -------------------------------------------

     Users of the Company's chromatography systems require substantial technical support before and after the system sale to ensure that analysis problems are resolved. As part of its support services, the Company's technical support staff provides, typically at no additional cost, individual assistance in solving chemical analysis problems. The Company offers training courses and periodically sends its customers information on applications development. Chromatography systems sold by the Company generally include a one-year warranty, installation and certain user training, all at no additional cost. Service contracts may be purchased by customers to cover equipment no longer under warranty. Service work not performed under warranty or service contracts is performed on a time and materials basis. The Company installs and services its products through its own field service personnel in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Japan, Canada and the United States. Installation and service in other foreign countries are typically provided by the Company's distributors or agents.

     Research and Development
     ------------------------

     The Company's research and development efforts are focused on increasing the performance of its chromatography and other products and expanding the number of chemical compounds that can be analyzed efficiently with its products. Research and product development expenditures were $10,500,000, $9,902,000 and $9,295,000 in fiscal 1995, 1994, and 1993, respectively. The Company pursues active development programs in the areas of system hardware, applications, computer software, and resin and column technologies.

     Environmental Laws and Regulations
     ----------------------------------

     Compliance by the Company with federal, state and local environmental laws during fiscal 1995 had no material effect upon capital expenditures, earnings or its competitive position.

      Employees
      ---------

     Dionex had 647 employees at June 30, 1995, compared with 637 employees at June 30, 1994. The Company believes that its future success will depend in large part upon its continued ability to attract and retain highly skilled employees.

Item 2. PROPERTIES
        ----------

        As of September 18, 1995 the Company owns nine buildings in Sunnyvale, California, providing 252,000 square feet of space utilized for Administration, Marketing, Sales, Service, Research and Product Development, and Manufacturing. The Company also owns 9.4 acres of undeveloped land in San Jose, California, and a building utilized for Sales, Service and Administration in Idstein, Germany.

        The Company leases sales and service offices in: Smyrna, Georgia; Houston, Texas; Westmont, Illinois; Marlton, New Jersey; Sunnyvale, California; and in the United Kingdom, Germany, France, Italy, the Netherlands, Belgium, Switzerland, Japan and Canada. In addition, the Company leases marketing and research and development offices in Salt Lake City.

         As of the date of this report, the Company's facilities are well maintained, adequate to conduct the Company's current business, and are substantially utilized by the Company.

         Several of the Company's properties are located in an area under investigation by the California Regional Water Quality Control Board (the "Water Board".) The Water Board's investigation addresses the presence of certain volatile organic compounds in portions of the local groundwater system and focuses principally on the activities of several other companies located near the Company. The Water Board review has encompassed the property acquired by the Company in July 1986. The Company believes that any remedial work affecting the subject property will be performed by or at the expense of other parties responsible for any release of chemicals onto the property, or at the expense of the previous owner of the property. As a result, management believes that any action required by the Water Board's investigation will not have a material adverse effect on the Company's financial position or results of operations.

Item 3.  LEGAL PROCEEDINGS
         -----------------

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the quarter ended June 30, 1995.

     Executive Officers of the Registrant
     ------------------------------------

     The following table lists the names and positions of all current executive officers of the Company, and their ages, as of September 18, 1995. There are no family relationships between any director or executive officer and any other director or executive officer of the Registrant. Executive officers serve at the discretion of the Board of Directors.

         Name                  Age           Positions
         ----                  ---           ---------

     A. Blaine Bowman           49   President, Chief Executive
                                     Officer and Director

     Barton Evans, Jr.          47   Senior Vice President

     Nebojsa Avdalovic          60   Vice President

     Michael W. Pope            29   Vice President

     Susan E. Strong            43   Vice President

     Mr. Bowman has served as the Registrant's President and Chief Executive Officer and as a director since the Registrant began operations in 1980.

     Mr. Evans has served as Senior Vice President, Operations for the Registrant since September 1993. Prior to that, he served as Vice President, Operations and in various other capacities for the Registrant since it began operations in 1980.

     Dr. Avdalovic has served as Vice President, Research and Development for the Registrant since August 1990. Prior to joining the Registrant, Dr. Avdalovic served as Research Manager and Manager of Technology Assessment for Beckman Instruments Spinco Division in Palo Alto, California.

     Mr. Pope has served as Vice President of Finance and Administration for the Registrant since April 1995. Prior to that, he served as Director of Finance and Senior Financial Analyst with the Company. Mr. Pope has been with the Company since June 1992. Before joining the Company, Mr. Pope was employed at the Federal Reserve Bank of New York.

     Ms. Strong has served as Vice President, Marketing for the Registrant since July 1995. Prior to that, she served as Director of Marketing and in various other capacities since joining the Company in August 1990.

                                    PART II
                                    -------


Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        ------------------------------------------------
        STOCKHOLDER MATTERS
        -------------------

        The information required by Item 5 of Form 10-K is incorporated by reference to the information contained in the section captioned "Supplemental Information" at page 28 of the Registrant's 1995 Annual Report to Stockholders. A copy of the applicable page is attached hereto as Exhibit 13.1.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
        ------------------------------------

        The information required by Item 6 of Form 10-K is incorporated by reference to the information contained in the section captioned "Selected Financial Information" at page 15 of the Registrant's 1995 Annual Report to Stockholders. A copy of the applicable page is attached hereto as Exhibit 13.1.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
       -----------------------------------

Result of Operations
- --------------------

The following table summarizes the consolidated income statement items as a percentage of sales.


                                                  Percentage of Net Sales
                                                  -----------------------
Years Ended June 30                                1995     1994     1993
                                                  -----    -----    -----
Net sales                                         100.0%   100.0%   100.0%
Cost of sales                                      32.0     32.1     31.3
                                                  -----    -----    -----
Gross profit                                       68.0     67.9     68.7
Selling, general and administrative                36.2     36.1     37.8
Research and product development                    8.7      9.0      8.8
Write-off of goodwill                               1.8        -        -
                                                  -----    -----    -----
Operating income                                   21.3     22.8     22.1
Other income                                        3.4        -        -
Interest income, net                                1.7      1.1      1.4
                                                  -----    -----    -----
Income before taxes                                26.4     23.9     23.5
Taxes on income                                     9.9      8.3      8.1
                                                  -----    -----    -----
Net income                                         16.5%    15.6%    15.4%
                                                  -----    -----    -----

Net Sales and Gross Profit.  In fiscal 1995 the Company reported its 15th
- --------------------------
consecutive year of record sales. The Company's total sales increased 10% to $120.0 million in fiscal 1995, compared to $109.5 million in fiscal 1994 and $105.6 million in fiscal 1993.

Sales in our European markets grew 18% in fiscal 1995, while sales in our markets in North America and the Far East increased moderately. In fiscal 1994, sales in the Far East experienced solid growth, while sales in North America improved during the course of the year.

Sales outside of North America accounted for 59% of consolidated sales in fiscal 1995 compared to 57% in fiscal 1994 and 1993. The Company sells directly through its sales forces in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Japan, Canada and the United States. Direct sales accounted for 91% of consolidated sales in fiscal 1995, compared to 90% in fiscal 1994 and 1993. International distributors and representatives in Europe, the Far East and other international markets accounted for the balance of consolidated sales. The Company is subject to the effects of currency fluctuations, which can have an impact on reported sales and margins. Currency effects increased reported sales by 5% in fiscal 1995, reduced reported sales by 1% in fiscal 1994, and increased reported sales by 2% in fiscal 1993. There were no significant price changes during the three-year period.

Gross profit as a percentage of consolidated sales was 68.0% for fiscal 1995 compared to 67.9% in fiscal 1994 and 68.7% in fiscal 1993. Gross profit in fiscal 1995 was essentially unchanged from fiscal 1994. However, gross profit was positively affected by a weak U.S. dollar offset by an increase in manufacturing costs. Gross profit in fiscal 1994 declined slightly due to a stronger U.S. dollar and changes in the mix of products sold.

Operating Expenses.  Selling, general and administrative ("SG&A") expenses as a
- ------------------
percentage of consolidated sales was essentially unchanged at 36.2% in fiscal 1995. SG&A expenses increased to $43.4 million in fiscal 1995 due primarily to the effects of currency fluctuations and the addition of a subsidiary in Switzerland in the fourth quarter of fiscal 1994. SG&A expenses declined in fiscal 1994 from fiscal 1993 due to the consolidation of the Company's Salt Lake City manufacturing operations to Sunnyvale in fiscal 1993. The Company anticipates that SG&A expenses will remain in the 36% to 39% range in the near term.

Research and product development expenses in fiscal 1995 decreased to 8.7% of consolidated sales compared to 9.0% and 8.8% of sales in fiscal 1994 and 1993, respectively. The higher spending as a percentage of revenues in fiscal 1994 was due to costs incurred in the first quarter related to the DX 500 introduction. Research and product development spending depends on both the breadth of the Company's research and product development efforts and the stage of specific product development projects. The Company expects that the level of research and product development expenses as a percentage of sales will remain in the 8% to 10% range in the near term.

Write-off of Goodwill.  In the first quarter of fiscal 1995, the Company wrote
- ---------------------
off the remaining goodwill that resulted from the 1988 acquisition of Lee Scientific, Inc. as the Company determined that the goodwill was not recoverable.

Other Income.  Other income includes a payment of $4.1 million (net of
- ------------
expenses) received by the Company in the first quarter of fiscal 1995, when a proposed acquisition by Dionex of a business was terminated by the seller in favor of another buyer.

Interest Income and Expense.  Interest income in fiscal 1995 was $2.2 million
- ---------------------------
compared to $1.5 million in fiscal 1994 and $2.0 million in fiscal 1993. The increase in fiscal 1995 was due to higher interest rates and higher average cash balances. The decrease in fiscal 1994 was the result of lower interest rates and investment in tax-exempt securities. Interest expense in fiscal 1995 was $153,000 compared to $249,000 in fiscal 1994 and $456,000 in fiscal 1993. Lower interest rates on foreign borrowings caused the decline in fiscal 1995, while lower interest rates and reduced borrowings caused the decline in fiscal 1994.

Income Taxes.  The Company's effective tax rate in fiscal 1995 increased to
- ------------
37.6% from 34.8% in fiscal 1994 and 34.5% in fiscal 1993. The increase in fiscal 1995 was due to the write-off of goodwill discussed above which was not deductible for income tax purposes. The increase in fiscal 1994 was due to the increase in federal income tax rates in calendar year 1994, partially offset by the investment in tax-exempt securities.

Earnings Per Share.  Earnings per share for fiscal 1995 increased to $2.69 per
- ------------------
share compared with $2.21 per share in fiscal 1994 and $2.02 in fiscal 1993. Common and equivalent shares outstanding for fiscal 1995 were 7.4 million compared to 7.7 million in fiscal 1994 and 8.1 million in fiscal 1993. The common and equivalent shares outstanding decreased in each of the years due to the Company's continuing stock repurchase programs.

Liquidity and Capital Resources
- -------------------------------

In fiscal 1995, the Company's liquidity and financial condition remained strong. The Company's working capital was $67.2 million at June 30, 1995. Working capital declined by $4.2 million in fiscal 1995 due to the Company's stock repurchase programs. In fiscal 1995, the Company repurchased 816,578 shares for $30.9 million, compared to 125,000 shares repurchased for $4.0 million fiscal 1994 and 588,200 shares repurchased for $19.0 million in fiscal 1993.

Cash generated by operating activities grew to $28.3 million from $19.7 million in fiscal 1994 and $13.5 million in fiscal 1993. The increase in fiscal 1995 was due to higher net income, an increase in accrued liabilities and lower inventory levels.

Net capital expenditures in fiscal 1995 declined to $2.0 million compared to $7.8 million and $1.8 million in fiscal 1994 and 1993, respectively. The increase in fiscal 1994 related primarily to the purchase of two buildings and the addition of capital equipment related to the DX 500 product line.

At June 30, 1995, the Company's international subsidiaries had utilized $2.1 million of the Company's $16.2 million of bank lines of credit, which are used to meet working capital requirements and reduce exposure to foreign currency fluctuations. The Company believes that its cash flow from operations, its current cash and cash investments and the remainder of the bank lines of credit are sufficient to meet its cash requirements for the foreseeable future.

The impact of inflation on Dionex's financial position and results of operations has not been significant during the three-year period ended June 30, 1995.

The Company's future success is dependent on its ability to continue to develop and engineer high-quality products demanded by its customers. However, there are many risks associated with new product development, including market receptiveness, possible competition from other products, existing product obsolescence and the Company' ability to manufacture products on an efficient and timely basis and at reasonable cost and in sufficient volume.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         See Index to Financial Statements and Financial Statement Schedules appearing on page 24 of this Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

         Not Applicable.

                                    PART III
                                    --------


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          Identification of Directors
          ---------------------------

          The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Nominees" at page 2 of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 27, 1995, which has been previously filed.

          Identification of Officers
          --------------------------

          See Page 14 of this Report

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

          The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation," at pages 10 through 13 of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 27, 1995, which has been previously filed.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

          The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Security Ownership of Certain Beneficial Owners and Management" at pages 9 and 10 of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 27, 1995, which has been previously filed.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          None.

                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
          FORM 8-K
          --------

          (a) (1) Financial Statements - See Index to Financial Statements and Financial Statement Schedules at page 24 of this Report.

              (2) Financial Statement Schedules - See Index to Financial
                  Statements and Financial Statement Schedules at page 24 of this Report.

              (3) Exhibits - See Exhibit Index at page 21 and 22 of this
                  Report.

          (b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.

                               DIONEX CORPORATION

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number                                Description                                            Reference
- ------                                -----------                                            ---------
  3.1       Restated Certificate of Incorporation, filed December 12, 1988............          (5)

  3.2       Bylaws, as amended on October 21, 1988....................................          (5)

  4.1       Shareholder Rights Agreement dated June 27, 1989, between the
             Registrant and The First National Bank of Boston.........................          (4)

 10.1       Agreement, effective as of January 1, 1975, between  The Dow
             Chemical Company and International Plasma Corporation....................          (1)

 10.2       Memorandum agreement, dated March 14, 1975, between
             The Dow Chemical Company and International Plasma
             Corporation..............................................................          (1)

 10.3       Agreement, dated March 6, 1975, between International Plasma
             Corporation and the former Dionex Corporation............................          (1)

 10.4       Consent to Assignment executed as of March 26, 1980, between
             the Dow Chemical Company and the former Dionex Corporation...............          (1)

 10.5       Amendatory Agreement, effective as of November 1, 1981, between
             The Dow Chemical Company and the Registrant (with certain
             confidential information deleted)........................................          (1)

 10.6       Amendatory Agreement, effective as of July 1, 1982, between
             The Dow Chemical Company and the Registrant (with certain
             confidential information deleted)........................................          (1)

 10.7       Registrant's Supplemental Stock Option Plan  (Exhibit 28.4)...............          (2)

 10.8       Registrant's Medical Care Reimbursement Plan  (Exhibit 10.17).............          (1)

 10.9       Registrant's Employee Stock Participation Plan (Exhibit 28.3).............          (7)

 10.10      Credit Agreement dated April 30, 1993 between Bank  of America
             and the Registrant.......................................................          (6)


Exhibit
Number                            Description                                         Reference
- ------                            -----------                                         ---------
10.11     1988 Directors' Stock Option Plan (and related stock option
           grant form) (Exhibit 10.20)...........................................       (3)

10.12     Dionex Corporation Stock Option Plan, as amended and restated
           (formerly, the 1990 Stock Option Plan)................................

13.1      Portions of the Registrant's 1995 Annual Report to Stockholders
           which are incorporated by reference in this Annual Report on
           Form 10-K.............................................................

21.1      Subsidiaries of Registrant.............................................

22.1      Registrant's definitive Proxy Statement for the Annual Meeting of
            Stockholders to be held October 27, 1995.............................

23.1      Independent Auditors' Consent..........................................

27.1      Financial Data Schedule................................................

(1) Incorporated by reference to the indicated exhibit in Amendment No. 1 of the Registrant's Registration Statement on Form S-1 filed December 7, 1982.

(2) Incorporated by reference to the indicated exhibit in the Registrant's Registration Statement on Form S-8 filed March 3, 1987.

(3) Incorporated by reference to the indicated exhibit in the Registrant's Annual Report on Form 10-K filed September 27, 1988.

(4) Incorporated by reference to the corresponding exhibit in the Registrant's Current Report on Form 8-K filed June 29, 1989.

(5) Incorporated by reference to the indicated exhibit in the Registrant's Annual Report on Form 10-K filed September 20, 1989.

(6) Incorporated by reference to the indicated exhibit in the Registrant's Annual Report on Form 10-K filed September 24, 1993.

(7) Incorporated by reference to the indicated exhibit in the Registrant's Statement of Form S-8 filed May 6, 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DIONEX CORPORATION
                                           ------------------
                                             (Registrant)


Date     September  22, 1995               By /s/ A. Blaine Bowman
         -----------------------              ----------------------------------
                                              A. Blaine Bowman
                                              President and Chief Executive
                                              Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                       Date
- ---------                          -----                       ----

/s/ A. Blaine Bowman       President, Chief Executive       September 22, 1995
- ------------------------   Officer, and Director
A. Blaine Bowman           (Principal Executive Officer)


/s/ Michael W. Pope        Vice President of Finance        September 22, 1995
- ------------------------   and Administration
Michael W. Pope            (Principal Financial and
                           Accounting Officer)


/s/ David L. Anderson      Director                         September 22, 1995
- ------------------------
David L. Anderson


/s/ James F. Battey        Director                         September 22, 1995
- -------------------------
James F. Battey


/s/ B. J. Moore            Director                         September 22, 1995
- ----------------------------
B.J. Moore

                               DIONEX CORPORATION

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
        ---------------------------------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                                                               Page
                                                               ----
Consolidated Balance Sheets at June 30, 1995 and 1994            *

Consolidated Statements of Income for the years
 ended June 30, 1995, 1994 and 1993                              *

Consolidated Statements of Stockholders' Equity for
 the years ended June 30, 1995, 1994 and 1993                    *

Consolidated Statements of Cash Flows for the years
 ended June 30, 1995, 1994 and 1993                              *

Notes to Consolidated Financial Statements                       *

Independent Auditors' Report                                     *

* Incorporated by reference to information contained on pages 16 through 27 of the Registrant's 1995
   Annual Report to Stockholders. A copy of the applicable pages is attached hereto as Exhibit 13.1

FINANCIAL STATEMENT SCHEDULES
- -----------------------------

Independent Auditors' Report                                    25

Schedule II  -  Valuation and Qualifying Accounts and Reserves  26

All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

Dionex Corporation

We have audited the consolidated financial statements of Dionex Corporation and its subsidiaries as of June 30, 1995 and 1994, and for each of the three years in the period ended June 30, 1995, and have issued our report thereon dated July 24, 1995; such financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Dionex Corporation and its subsidiaries, listed in the accompanying Index to Financial Statements and Financial Statement Schedules. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

San Jose, California
July 24, 1995

                                                            SCHEDULE II



                               DIONEX CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   YEARS ENDED JUNE 30, 1995, 1994, AND 1993
                                 (IN THOUSANDS)

                                   Balance    Charged to    Charged to                   Balance
                                  Beginning   Costs and       Other                      End of
                                   of Year     Expenses    Accounts (1)    Deductions     Year
                                  ---------   ----------   ------------   ------------   -------

YEAR ENDED JUNE 30, 1993:

    Allowance for doubtful
       accounts                      $  463       $   48          $(43)   $     7 (2)     $  475
                                     ------       ------          ----    -------         ------

    Accrued product warranty
       and installation              $2,283       $2,022          $(66)   $(1,785)(3)     $2,454
                                     ------       ------          ----    -------         ------

YEAR ENDED JUNE 30, 1994:

  Allowance for doubtful
    accounts                         $  475       $  (73)         $ 16    $    (4)(2)     $  414
                                     ------       ------          ----    -------         ------

  Accrued product warranty
    and installation                 $2,454       $2,221          $ 31    $(2,267)(3)     $2,439
                                     ------       ------          ----    -------         ------

YEAR ENDED JUNE 30, 1995:

  Allowance for doubtful
    accounts                         $  414       $  123          $ 34    $  (85)(2)      $  486
                                     ------       ------          ----    -------         ------

  Accrued product warranty
    and installation                 $2,439       $2,601          $ 89    $(2,322)(3)     $2,807
                                     ------       ------          ----    -------         ------

(1)  Effects of exchange rate changes
(2)  Accounts written off, net of recoveries
(3)  Product warranty and installation costs