Form 10-Q
period 1995-09-30
DIONEX CORP /DE
filed 1995-11-13
CIK 708850

This document consists of 10 pages,
                                   of which this page is number 1.

                            FORM 10-Q
         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                 -------------------------------

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 1995:

	        CLASS                               NUMBER OF SHARES
      Common Stock                               6,701,129

                                DIONEX CORPORATION


                           PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                    Page

    CONDENSED CONSOLIDATED BALANCE SHEETS
    September 30, 1995 and June 30, 1995......................... 3

    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    Three Months Ended September 30, 1995 and 1994............... 4

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    Three Months Ended September 30, 1995 and 1994............... 5

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
    STATEMENTS.................................................. 6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS................... 8-9


                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................ 10



SIGNATURES...................................................... 10

                                 DIONEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)
                                   -------------
                                                           September 30,          June 30,
			      ASSETS                                                 1995                1995
                                                                    (unaudited)
Current assets:
  Cash and equivalents (including invested cash of $26,555
    at September 30, 1995 and $31,479 at June 30, 1995)..... $  31,890             $  36,165
  Temporary cash investments................................    13,941                13,382
  Accounts receivable (net of allowance for doubtful accounts
    of $471 at September 30, 1995 and $486 at June 30, 1995).   25,600                27,767
  Inventories................................................    9,526                 9,125
  Deferred tax benefits......................................    5,471                 5,626
  Prepaid expenses and other.................................      986                 1,346
	Total current assets.........................................  87,414                93,411

Property, plant and equipment, net............................  32,885                33,347
Other assets .................................................   4,978                 5,022
								                                                      $125,277              $131,780

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks......................................$  1,808              $  2,118
  Accounts payable............................................   3,836                 3,773
  Accrued liabilities.........................................  12,683                14,016
  Income taxes payable........................................   3,354                 3,448
  Accrued product warranty....................................   2,858                 2,807
	Total current liabilities....................................  24,539                26,162

Long-term debt................................................      82                    86
Deferred taxes................................................   1,518                 1,661

Stockholders' equity:
  Preferred stock (par value $.001 per share;
    1,000,000 shares authorized; none outstanding)............       -                     -
  Common stock (par value $.001 per share; 20,000,000
    shares authorized; outstanding: 6,700,492 shares at
    September 30, 1995 and 6,856,981 shares at
    June 30, 1995.............................................  32,508                32,398
  Retained earnings...........................................  66,123                70,426
  Accumulated translation adjustments.........................     507                 1,047
	Total stockholders' equity...................................  99,138               103,871
                                                              $125,277              $131,780
See notes to condensed consolidated financial statements.

3

                                 DIONEX CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                        (In thousands, except per share amounts)
                                  ------------------

                                                            1995              1994
                                                                (unaudited)

Net sales................................................ $30,056           $27,044
Cost of sales............................................   9,668             8,767

Gross profit.............................................  20,388            18,277
Operating expenses:
  Selling, general and administrative....................  11,422            10,376
  Research and product development.......................   2,684             2,463
  Write-off of goodwill..................................       -             2,168

     Total operating expenses............................  14,106            15,007

Operating income.........................................   6,282             3,270

Other income.............................................       -             4,130
Interest income..........................................     563               489
Interest expense.........................................     (28)              (49)

Income before taxes on income............................   6,817             7,840
Taxes on income..........................................   2,369             3,638

Net income...............................................$  4,448          $  4,202


Net income per common and equivalent share...............$    .63          $    .55


Common and equivalent shares used in
  computing per share amounts............................   7,046             7,652

See notes to condensed consolidated financial statements.

4

                                 DIONEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (In thousands)
                                  --------------

                                                             1995          1994
                                                                 (unaudited)
Cash and equivalents provided by (used for):
Cash flows from operating activities:
 Net income...............................................$  4,448     $   4,202
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization..........................     618           606
   Deferred taxes.........................................      12          (291)
   Write-off of goodwill..................................       -         2,168
   Changes in assets and liabilities:
     Accounts receivable..................................     527         1,053
     Inventories..........................................    (818)         (666)
     Prepaid expenses and other assets....................     327            87
     Accounts payable.....................................     176          (665)
     Accrued liabilities..................................  (1,400)         (542)
     Income taxes payable.................................     (89)        1,078
     Accrued product warranty.............................      88             9
Net cash provided by operating activities.................   3,889         7,039

Cash flows from investing activities:
  Purchase of temporary cash investments..................  (8,700)       (6,016)
  Proceeds from maturities of temporary cash
    investments...........................................   8,141             -
  Purchase of property, plant and equipment...............    (243)         (371)
  Other...................................................     (39)           80
Net cash used for investing activities....................    (841)       (6,307)

Cash flows from financing activities:
  Net change in notes payable to banks....................      (3)          997
  Sale of common stock....................................   1,046           554
  Repurchase of common stock..............................  (9,687)       (4,355)
  Other...................................................    (198)           74
Net cash used for financing activities....................  (8,842)       (2,730)

Effect of exchange rate changes on cash...................   1,519           (74)
Net decrease in cash and equivalents......................  (4,275)       (2,072)
Cash and equivalents, beginning of period.................  36,165        47,177
Cash and equivalents, end of period....................... $31,890      $ 45,105
Supplemental disclosures of cash flow information:
  Income taxes paid....................................... $ 2,151      $  2,841
  Interest paid........................................... $    27      $     46

See notes to condensed consolidated financial statements.
5

                         DIONEX CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                         ------------------
1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated finan-cial statements be read in conjunction with the consolidated finan-cial statements and the notes thereto included in the Company's
Annual Report to Stockholders for the fiscal year ended June 30, 1995.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1996.

2. Inventories

    Inventories consist of (in thousands):

												       	                                      September 30,       June 30,
                                                              1995              1995
              Finished goods                                  $4,201           $3,732
              Work in process                                  2,005            2,153
              Raw materials and subassembies                   3,320            3,240
                                                              $9,526           $9,125


                      DIONEX CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
                      ------------------

3. Income Taxes

The effective income tax rate for the first quarter of fiscal 1996 was 34.8% compared to 46.4% in the first quarter of fiscal 1995.
The fiscal 1995 rate was higher due to the write-off of goodwill which was not deductible for income tax purposes.

4. Net Income Per Share

Net income per common and equivalent share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The difference between primary and fully diluted net income per share is not significant in any period.

5. Common Stock Repurchases

During the first three months of fiscal 1996, the Company repurchased 195,600 shares of its common stock on the open market compared with 128,600 shares repurchased in the first three months of the previous fiscal year. During all of fiscal 1995, the Company repurchased 816,578 shares.

                     DIONEX CORPORATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended September 30, 1995 and 1994

Net sales in the first quarter of fiscal 1996 were $30.1 million, an 11% increase over the $27.0 million reported in the same period last year. Europe and our other international markets reported strong growth, while sales growth in Japan improved throughout the quarter. Demand for analytical instruments in North America remained somewhat sluggish. Had currency rates remained the same as last year, reported sales growth would have been 7%.

Gross margin for the quarter ended September 30, 1995 was 67.8%, slightly higher than the 67.6% reported for the prior year's first quarter. Currency fluctuations had a favorable impact on gross margin for the first quarter. Variations in gross margin are also related to changes in the mix of products and services sold, as well as the geographic distribution of sales by the Company and its subsidiaries. There were no significant selling price changes between these periods.

Operating expenses of $14.1 million in the first quarter of fiscal 1996 were down 6% from the $15.0 million reported for the correspond-ing period in the prior year. Included in operating expenses for the first quarter of last year was a $2.2 million non-recurring charge for the write-off of the remaining goodwill that resulted from the 1988 acquisition of Lee Scientific, Inc. The Company determined that this goodwill was not recoverable through future operations of the business acquired. Excluding the non-recurring charge, operating expenses increased 10% from the prior year. Total operating expenses in the first quarter of fiscal 1996 were 47% of sales, compared to 55% in the first quarter of fiscal 1995, but remained constant at 47% excluding the goodwill write-off.

Selling, general and administrative (SG&A) expenses increased 10%, from $10.4 million in the first quarter of fiscal 1995 to $11.4 million in the current fiscal year. The increase in SG&A expenses is mainly attributable to higher international sales expenses. The increase in international expenses is due primarily to currency fluc-tuations and, to a lesser extent, increased selling expenses in the Far East.

Research and product development (R&D) expenses of $2.7 million increased 9% from the $2.5 million reported in the prior year's first quarter. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development projects. R&D expenses as a percent of sales were 9% in both periods.

The three month period ended September 30, 1994 reflects other income of $4.1 million (net of expenses) received by the Company when a proposed acquisition by Dionex of a business was terminated by the seller in favor of another buyer.

In the first quarter of fiscal 1996 interest income increased 15%, to $563,000 from $489,000 in the corresponding period of fiscal 1995. This increase is attributable to increased yields on invested funds. Interest expense declined from $49,000 to $28,000 primarily due to reduced interest rates on bank borrowings by the Company's foreign subsidiaries.

The effective income tax rate was 34.8% in the first quarter of fiscal 1996. The decrease from the 46.4% reported in the prior year's first quarter and the 37.6% reported for all of fiscal 1995 is due to the fiscal 1995 write-off of goodwill which was not deductible for income tax purposes. The effective tax rate for the remainder of fiscal 1996 is expected to be consistent with the first quarter rate.

Net income of $4.4 million increased $246,000 or 6%, from the first quarter of fiscal 1995. Excluding the two fiscal 1995 non-recurring items and related tax effects, net income grew 17% over the same period in the prior year. Net income per share grew $.08, or 15%, over the same period last year and was favorably impacted by the Company's stock repurchase programs. Excluding the two fiscal 1995 non-recurring items and related tax effects, net income per share grew 26%.

Liquidity and Capital Resources

The Company's liquidity and capital resources remained strong during the first quarter of fiscal 1996. At September 30, 1995, the Company had cash and cash investments of $45.8 million.

During the first quarter of fiscal 1996, the Company repurchased 195,600 shares of its common stock compared with 128,600 shares repurchased in the same period last year. During all of fiscal 1995, the Company repurchased 816,578 shares. The Company may, from time to time, repurchase additional shares on the open market depending on the price and number of shares available.

At September 30, 1995, the Company's Japanese subsidiary had utilized approximately $1.8 million of the Company's $15.5 million committed bank lines of credit to meet its local working capital requirements. The Company believes that its cash flow from operations, its current cash and cash investments and the remainder of the $15.5 million bank lines of credit will be adequate to meet its cash requirements for fiscal 1996 and the foreseeable future.

The impact of inflation on Dionex Corporation's financial position and results of operations was not significant during the quarter ended September 30, 1995.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

    (a) There are no exhibits required to be filed pursuant to this Report on Form 10-Q.

    (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.


                            SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES
EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED
THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED
THEREUNTO DULY AUTHORIZED.

                                             DIONEX CORPORATION
                                                (Registrant)


Date: November 8, 1995                By: /s/ A. Blaine Bowman
                                              A. Blaine Bowman
                                              President, Chief
                                              Executive Officer

                                      By: /s/ Michael W. Pope
                                              Michael W. Pope
                                              Vice President, Finance
                                              and Administration
                                             (Principal Financial and
                                              Accounting Officer)

10