Form 10-Q
period 1995-12-31
DIONEX CORP /DE
filed 1996-02-13
CIK 708850

This document consists of 16
                                      pages of which this page
                                      is number 1.

                                  FORM 10-Q

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         -------------------------------

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1995

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
                                        YES  X    NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 9, 1996:

	        CLASS                    NUMBER OF SHARES

    	Common Stock		     	           12,959,876

DIONEX CORPORATION
INDEX


PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                   Page

       CONDENSED CONSOLIDATED BALANCE SHEETS
       December 31, 1995 and June 30, 1995...............         3

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       Three Months Ended December 31, 1995 and 1994.....    	    4

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       Six Months Ended December 31, 1995 and 1994.......         5

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       Six Months Ended December 31, 1995 and 1994.......        6-7

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL
       STATEMENTS........................................        8-10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............       11-14


PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.     15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................     15

SIGNATURES...................................................     16

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
-------------
                                   				      December 31,   June 30,
		     ASSETS	  		                               1995         1995
                                              (unaudited)
Current assets:
  Cash and equivalents (including invested cash
   of $22,369 at December 31, 1995 and $31,479
   at June 30, 1995)...........................$ 28,910     $ 36,165
  Temporary cash investments...................  14,549       13,382
  Accounts receivable (net of allowance for
   doubtful accounts of $452 at December 31, 1995
   and $486 at June 30, 1995)..................  26,780       27,767
  Inventories..................................   8,602        9,125
  Deferred tax benefits........................   6,037        5,626
  Prepaid expenses and other...................     977        1,346
         Total current assets..................  85,855       93,411

Property, plant and equipment, net.............  32,645       33,347
Other assets ..................................   6,070        5,022
                                               $124,570     $131,780
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks.......................$  1,558     $  2,118
  Accounts payable.............................   3,809        3,773
  Accrued liabilities..........................  14,209       14,016
  Income taxes payable.........................   1,661        3,448
  Accrued product warranty.....................   2,967        2,807
         Total current liabilities.............  24,204       26,162

Long-term debt.................................      77           86
Deferred taxes.................................   1,413        1,661

Stockholders' equity:
  Preferred stock (par value $.001 per share;
    1,000,000 shares authorized; none
    outstanding)...............................      -            -
  Common stock (par value $.001 per share;
    20,000,000 shares authorized; outstanding:
    13,175,256 shares at December 31, 1995 and
    13,713,962 shares at June 30, 1995)........  32,369       32,398
  Retained earnings............................  65,439       70,426
  Accumulated translation adjustments..........     406        1,047
  Unrealized gain on securities................     662           -
         Total stockholders' equity............  98,876      103,871
                                               $124,570     $131,780

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
(In thousands, except per share amounts)
------------------

                                                 1995       1994
                           						                  (unaudited)
Net sales...................................    $34,010    $30,624
Cost of sales...............................     10,515     10,017

Gross profit................................     23,495     20,607

Operating expenses:
  Selling, general and administrative.......     11,854     10,873
  Research and product development..........      2,987      2,528

     Total operating expenses...............     14,841     13,401

Operating income............................      8,654      7,206

Interest income.............................        550        546
Interest expense............................        (18)       (32)

Income before taxes on income...............      9,186      7,720
Taxes on income.............................      3,192      2,682

Net income..................................    $ 5,994    $ 5,038


Net income per common and equivalent share..    $   .43    $   .34

Common and equivalent shares used in
  computing per share amounts...............     13,910     14,834

All share and per share amounts have been adjusted to reflect the 2-for-1 split of the Company's common stock effective
December 29, 1995.

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
(In thousands, except per share amounts)
------------------


                                                 1995       1994
                            						                 (unaudited)
Net sales...................................    $64,066    $57,668
Cost of sales...............................     20,183     18,784

Gross profit................................     43,883     38,884

Operating expenses:
  Selling, general and administrative.......     23,276     21,249
  Research and product development..........      5,671      4,991
  Write-off of goodwill.....................         -       2,168
     Total operating expenses...............     28,947     28,408

Operating income............................     14,936     10,476

Other income................................         -       4,130
Interest income.............................      1,113      1,035
Interest expense............................        (46)       (81)

Income before taxes on income...............     16,003     15,560
Taxes on income.............................      5,561      6,320

Net income..................................    $10,442    $ 9,240


Net income per common and equivalent share..    $   .75    $   .61


Common and equivalent shares used in
  computing per share amounts...............     13,999     15,069

All share and per share amounts have been adjusted to reflect the 2-for-1 split of the Company's common stock effective
December 29, 1995.

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
(In thousands)
------------------
                                                  1995       1994
                                        	           (unaudited)
Cash and equivalents provided by (used for):
Cash flows from operating activities:
Net income...................................... $10,442   $ 9,240
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.................   1,621     1,216
  Deferred taxes................................  (1,011)     (528)
  Write-off of goodwill.........................     -       2,168
  Changes in assets and liabilities:
    Accounts receivable.........................    (934)    1,668
    Inventories.................................     138      (134)
    Prepaid expenses and other assets...........     333      (109)
    Accounts payable............................     148      (665)
    Accrued liabilities.........................     103       100
    Income taxes payable........................  (1,758)    1,241
    Accrued product warranty....................     203       102
Net cash provided by operating activities.......   9,285    14,299

Cash flows from investing activities:
  Purchase of temporary cash investments........ (16,749)   (7,016)
  Proceeds from sales and maturities of temporary
    cash investments............................  15,582       -
  Purchase of property, plant and equipment.....    (994)   (1,176)
  Other.........................................    (196)      138
Net cash used for investing activities..........  (2,357)   (8,054)

Cash flows from financing activities:
  Net change in notes payable to banks..........    (195)      500
  Sale of common stock..........................   1,544       807
  Repurchase of common stock.................... (17,002)  (20,730)
  Other.........................................    (186)      159
Net cash used for financing activities.......... (15,839)  (19,264)

Effect of exchange rate changes on cash.........   1,656      (105)

Net decrease in cash and equivalents............  (7,255)  (13,124)
Cash and equivalents, beginning of period.......  36,165    47,177

Cash and equivalents, end of period............. $28,910   $34,053
(continued)

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
(In thousands)
------------------
                                                   1995       1994
                                      	              (unaudited)
(continued)
Supplemental disclosures of cash flow information:
  Income taxes paid............................   $8,005    $ 5,606
  Interest paid................................   $   45    $    79






























See notes to condensed consolidated financial statements.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------


1.  Basis of Presentation

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented notmisleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1995.

    The unaudited condensed consolidated financial statements included hereinreflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1996.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------

2.   Investments
     The Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities", effective July 1, 1994. The Company has classified its existing short-term investments as "held to maturity" securities; and the carrying value has been reported at amortized cost.

     In November 1995, Molecular Devices Corporation (MDC), a company in which Dionex has had an investment since 1989, held its initial public offering. Subsequent to the initial offering of MDC, the stock is traded on a nationally recognized exchange and has a readily determinable market value. Accordingly the investment is classified as an "available for sale" security accounted for at fair value. The Company's investment in MDC has been reported at fair value of $4,016,000 compared to a historical cost of $3,002,000. The unrealized gain of $1,014,000 is reported as a separate component of stockholder's equity, net of deferred taxes.
     The Company's investment in MDC is included with other noncurrent assets, consistent with the Company's investment strategy.

3.   Inventories

     Inventories consist of (in thousands):

                                          December 31,			  June 30,
                                              1995       	   1995
                                                  (unaudited)
     Finished goods                          $3,847         $3,732
     Work in process                          1,681          2,153
     Raw materials and subassemblies          3,074          3,240
                                             $8,602         $9,125

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------

4.   Income Taxes
     The effective income tax rate for the first half of fiscal 1996 was 34.8% compared with 40.6% in the first half of fiscal 1995. The rate in fiscal 1995 was higher due to the write-off of goodwill which was not deductible forincome tax purposes.

5.   Net Income Per Share

     Net income per common and equivalent share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The difference between primary and fully diluted net income per share is not significant in any period.

6.   Stock Split
     In November 1995, the Company's Board of Directors approved a 2-for-1 split of the Company's common stock, effective on December 29, 1995 for shareholders of record on December 4, 1995. All share and per share amounts have been restated to reflect the stock split.

7.   Common Stock Repurchases
     During the first half of fiscal 1996, the Company repurchased 651,800 shares of its common stock on the open market compared with 1,141,756 shares repurchased in the first half of the previous fiscal year.

DIONEX CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended December 31, 1995 and 1994

Net sales for the second quarter of fiscal 1996 were $34.0 million, an increase of 11% from the $30.6 million reported in the second quarter of fiscal 1995. This increase reflects continued growth in the Company's international markets. Demand for the Company's products in North America remained weak in the second quarter. Had currency rates been the same as in last year's second quarter, sales growth would have been 9%.

Gross margin for the second quarter of fiscal 1996 was 69.1%, up 1.8% from the 67.3% reported for the same period last year. The increase in gross margin was due primarily to a higher percentage of shipments in the Company's direct sales subsidiaries. There were no significant selling price changes between these periods.

Operating expenses of $14.8 million for the second quarter of fiscal 1996 were up 11% compared with the $13.4 million reported in the same period a year ago. As a percent of sales, operating expenses were 44%, unchanged from the second quarter of fiscal 1995. Selling, general and administrative (SG&A) expenses increased 9% to $11.9 million in the second quarter of fiscal 1996. This increase was due primarily to increased personnel costs and higher international sales expense primarily reflecting the effect of currency fluctuations. Research and development (R&D) costs of $3.0 million were up 18% compared with $2.5 million in the same period last year. The increase in R&D is due to greater personnel and material costs associated with several product development programs. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

In the second quarter of fiscal 1996, interest income was virtually unchanged at $550,000 compared with $546,000 in the same period last year. Higher yields were offset by lower average cash balances. Interest expense declined 44% due to lower interest rates on bank borrowings by the Company's foreign subsidiaries.

The effective tax rate for the second quarter of fiscal 1996 was 34.8% and was substantially unchanged from the rate in the same period last year.

Net income per share increased 26% to $.43 in the second quarter of fiscal 1996 due to higher net income and the favorable impact of the Company's stock repurchase programs.

Results of Operations - Six months ended December 31, 1995 and 1994

Net sales in the first half of fiscal 1996 increased 11% to $64.1 million compared with $57.7 million in the same period a year ago. The first half reflects solid growth in the Company's international markets and continued sluggish demand in the Company's North American markets. Currency fluctuations favorably impacted sales growth by 3% in the first half of fiscal 1996.

Gross margin for the first half of fiscal 1996 was 68.5%, an increase from gross margin of 67.4% reported in the same period last year.
The increase in gross margin was due primarily to a higher percentage of shipments in the Company's direct sales subsidiaries and favorable currency fluctuations. There were no significant selling price changes betweeen these periods.

Operating expenses increased 2% to $28.9 million from the $28.4 million reported in the first half of fiscal 1995. The operating expenses for the first half of fiscal 1995 included a $2.2 million non-recurring charge for the write-off of the remaining goodwill that resulted from the 1988 acquisition of Lee Scientific, Inc. The Company determined that the goodwill was not recoverable through future operations of the business acquired. Excluding the non-recurring charge, operating expenses increased 10% in the first half of fiscal 1996 from the same period in the prior year.
Operating expenses were 45% of sales in the first half of fiscal 1996 compared with 49% of sales, 46% excluding the goodwill write-off, in the first half of fiscal 1995.

SG&A expenses increased 10% to $23.3 million from $21.2 million reported in the first half of fiscal 1995. The increase in SG&A expenses is primarily due to higher international sales expense and increased personnel and related costs. International sales expense increased primarily due to the impact of currency fluctuations.

R&D expenses for the first half of fiscal 1996 were $5.7 million, an increase of 14% compared with $5.0 million reported for the same period of fiscal 1995. R&D expenses increased mainly due to higher project material and personnel costs associated with several product development projects. The level of R&D spending varies depending on both the breadth and the stage of the Company's R&D efforts.

Interest income increased to $1.1 million for the first half of fiscal 1996 from $1.0 million for the first half of fiscal 1995. The increase was due to higher yields partially offset by lower average cash balances. Interest expense declined to $46,000 due to lower interest rates on bank borrowings by the Company's foreign subsidiries.

The effective tax rate was 34.8% for the first half of fiscal 1996 compared with 40.6% for the same period last year. The decrease in the effective tax rate is due to the write-off of goodwill in fiscal 1995 which was not deductible for tax purposes. The effective tax rate for the remainder of fiscal 1996 is expected to be consistent with the rate for the first half of fiscal 1996.

Net income per share grew by 23% to $.75 in the first half of fiscal 1996 compared with $.61 for the same period last year. The increase in net income per share was due to a 13% increase in net income and the favorable impact of the Company's stock repurchase programs. Excluding two non-recurring items in fiscal 1995, net income would have increased 18% and net income per share would have increased 27%.

Liquidity and Capital Resources

The Company's liquidity and capital resources remained strong during the first half of fiscal 1996. The Company had cash and cash investments of $43.5 million at December 31, 1995. In addition, the Company generated $9.3 million from operating activities in the first six months of fiscal 1996.

During the first half of fiscal 1996, the Company repurchased 651,800 shares of its common stock for $17.0 million compared with 1,141,756 shares repurchased in the first half of fiscal 1995.

At December 31, 1995, the Company's Japanese subsidiary had utilized approximately $1.6 million of the Company's $15.3 million committed bank lines of credit to meet its local working capital requirements. The Company believes that its cash flow from operations, its current cash and cash investments and the remainder of its bank lines of credit are adequate to meet its cash requirements for fiscal 1996 and the foreseeable future.

The impact of inflation on the Company's financial position and results of operations was not significant during any of the periods presented.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On October 27, 1995, the Company held its annual meeting for the following purposes: (1) to elect directors, (2) to approve the Dionex Corporation Stock Option Plan as amended and restated and (3) to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for its fiscal year ending June 30, 1996. A description of these matters is contained in the Company's Proxy Statement, dated September 15, 1995, relating to the 1995 Annual Meeting of Stockholders.

         There were 13,418,686 shares of the Company's common stock entitled to vote at the Annual Meeting of Stockholders based on the September 11, 1995 record date. The Company solicited proxies pursuant to Regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees for directors as listed in the proxy statement. Each director received a minimum of 11,764,738 votes which represented at least 85% of the outstanding common shares entitled to vote.

         The shareholders approved the Dionex Corporation Stock
         Option Plan with 7,152,432 votes for, 3,594,366 votes against, 283,674 votes abstaining and 957,916 no-votes.

         The shareholders also voted to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for its fiscal year ended June 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K

    (a) There are no exhibits required to be filed pursuant to this Report on Form 10-Q.

    (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1995.

SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                    DIONEX CORPORATION
                                    (Registrant)


Date: February 7, 1996 		           By: /s/ A. Blaine Bowman
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












16