Form 10-Q
period 1996-03-31
DIONEX CORP /DE
filed 1996-05-15
CIK 708850

                                      This document consists of 15
                                      pages, of which this page
                                      is number 1.

                   FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
- - -------------------------------
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     Commission File Number 0-11250

                        DIONEX CORPORATION
        (Exact name of registrant as specified in its charter)

           Delaware                       94-2647429
(State or other jurisdiction of    	   (I.R.S. Employer
 incorporation or organization)       Identification No.)

1228 Titan Way, Sunnyvale,                       94086
(Address of principal executive offices)	    (Zip Code)

Registrant's telephone number, including area code  (408) 737-0700

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
                                 YES  X     NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1996:

          CLASS                           NUMBER OF SHARES

      Common Stock                           12,507,027

DIONEX CORPORATION
INDEX


PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
                                                                Page

            CONDENSED CONSOLIDATED BALANCE SHEETS
            March 31, 1996 and June 30, 1995..................    3

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            Three Months Ended March 31, 1996 and 1995........    4

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            Nine Months Ended March 31, 1996 and 1995.........    5

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine Months Ended March 31, 1996 and 1995.........   6-7

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL
            STATEMENTS........................................   8-10


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................. 11-14


PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................   15

SIGNATURES...................................................    15

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
- - -------------
                                                 March 31,   June 30,
             ASSETS                                1996        1995
                                                     (unaudited)
Current assets:
  Cash and equivalents (including invested cash of
    $20,777 at March 31, 1996 and $31,479 at
    June 30, 1995)..............................$ 28,242    $ 36,165
  Temporary cash investments....................  15,349      13,382
  Accounts receivable (net of allowance for doubtful
    accounts of $439 at March 31, 1996 and $486
    at June 30, 1995)...........................  28,038      27,767
  Inventories...................................   8,859       9,125
  Deferred tax benefits.........................   6,668       5,626
  Prepaid expenses and other....................     922       1,346
         Total current assets...................  88,078      93,411

Property, plant and equipment, net..............  29,757      33,347
Other assets ...................................   6,855       5,022

                                                $124,690    $131,780
	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks........................$  1,682    $  2,118
  Accounts payable..............................   4,728       3,773
  Accrued liabilities...........................  15,451      14,016
  Income taxes payable..........................   3,134       3,448
  Accrued product warranty......................   3,050       2,807
         Total current liabilities..............  28,045      26,162

Long-term debt..................................     -            86
Deferred taxes..................................   1,780       1,661

Stockholders' equity:
  Preferred stock (par value $.001 per share;
    1,000,000 shares authorized; none outstanding)   -           -
  Common stock (par value $.001 per share; 20,000,000
    shares authorized; outstanding: 12,875,702 shares
    at March 31, 1996 and 13,713,962 shares at
    June 30, 1995)..............................  32,762      32,398
  Retained earnings.............................  60,799      70,426
  Accumulated translation adjustments...........     180       1,047
  Unrealized gain on securities.................   1,124         -
         Total stockholders' equity.............  94,865     103,871

                                                $124,690    $131,780

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(In thousands, except per share amounts)
- - ------------------

                                                    1996       1995
                                                      (unaudited)

Net sales.....................................    $34,030    $30,581
Cost of sales.................................     10,627      9,726

Gross profit..................................     23,403     20,855

Operating expenses:
  Selling, general and administrative.........     11,317     10,779
  Research and product development............      2,837      2,717

     Total operating expenses.................     14,154     13,496

Operating income..............................      9,249      7,359

Other income..................................      1,003        -
Interest income...............................        502        564
Interest expense..............................        (21)       (30)

Income before taxes on income.................     10,733      7,893
Taxes on income...............................      3,729      2,743

Net income....................................    $ 7,004    $ 5,150

Net income per common and equivalent share....    $   .51    $   .36

Common and equivalent shares used in
  computing per share amounts.................     13,632     14,464

All share and per share amounts have been adjusted to reflect the 2-for-1 split of the Company's common stock effective December 29, 1995.


See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED MARCH 31, 1996 AND 1995
(In thousands, except per share amounts)
- - ------------------

                                                    1996       1995
                                                      (unaudited)

Net sales.....................................    $98,096    $88,249
Cost of sales.................................     30,810     28,510

Gross profit..................................     67,286     59,739
Operating expenses:
  Selling, general and administrative.........     34,593     32,028
  Research and product development............      8,508      7,708
  Write-off of goodwill.......................        -        1,168

     Total operating expenses.................     43,101     41,904

Operating income..............................     24,185     17,835

Other income..................................      1,003      4,130
Interest income...............................      1,615      1,599
Interest expense..............................        (67)      (111)

Income before taxes on income.................     26,736     23,453
Taxes on income...............................      9,290      9,063

Net income....................................    $17,446    $14,390

Net income per common and equivalent share....    $  1.26    $   .97

Common and equivalent shares used in
  computing per share amounts.................     13,876     14,868

All share and per share amounts have been adjusted to reflect the 2-for-1 split of the Company's common stock effective
December 29, 1995.

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1996 AND 1995
(In thousands)
- - ------------------
                                                     1996      1995
                                                       (unaudited)
Cash and equivalents provided by (used for):
Cash flows from operating activities:
Net income.........................................$17,446   $14,390
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization....................  2,222     1,842
  Deferred taxes................................... (1,673)     (135)
  Write-off of goodwill............................    -       2,168
  Gain on sale of property......................... (1,003)      -
  Changes in assets and liabilities:
    Accounts receivable............................ (2,619)      172
    Inventories....................................   (298)      765
    Prepaid expenses and other assets..............    373       126
    Accounts payable...............................  1,101    (1,214)
    Accrued liabilities............................  1,457     1,713
    Income taxes payable...........................   (314)      898
    Accrued product warranty.......................    313       142
Net cash provided by operating activities.......... 17,005    20,867

Cash flows from investing activities:
  Purchase of temporary cash investments...........(27,549)  (13,957)
  Proceeds from maturities of temporary
    cash investments............................... 25,582     5,111
  Purchase of property, plant and equipment........ (1,661)   (1,638)
  Proceeds from sale of property...................  3,812       -
  Other............................................     47       198
Net cash provided by (used for) investing activities   231   (10,286)

Cash flows from financing activities:
  Net change in notes payable to banks.............     (5)    1,308
  Sale of common stock.............................  2,926     1,840
  Repurchase of common stock.......................(29,635)  (22,216)
  Other............................................   (407)       77
Net cash used for financing activities.............(27,121)  (18,991)
Effect of exchange rate changes on cash............  1,962    (1,387)

Net decrease in cash and equivalents............... (7,923)   (9,797)
Cash and equivalents, beginning of period.......... 36,165    47,177

Cash and equivalents, end of period................$28,242   $37,380

6                         (continued)

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1996 AND 1995
(In thousands)
- - ------------------
                                                     1996      1995
                                                      (unaudited)
 (continued)

Supplemental disclosures of cash flow information:

  Income taxes paid................................$10,824  $ 8,751
  Interest paid....................................$    66  $   104



























See notes to condensed consolidated financial statements.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
- - ------------------

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

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
- - ------------------

2.  Investments

    The Company has classified its existing short-term investments as "held to maturity" securities; and the carrying value has been reported at amortized cost.

    The Company's investment in equity securities has been reported at fair market value. The unrealized gain is reported as a separate component of stockholders' equity, net of deferred taxes. The Company's investment in equity securities is included with other noncurrent assets, consistent with the Company's investment strategy.

3.  Inventories

    Inventories consist of (in thousands):

                                             March 31,   June 30,
                                               1996        1995

          Finished goods                      $4,200      $3,732
          Work in process                      2,032       2,153
          Raw materials and subassemblies      2,627       3,240

                                              $8,859      $9,125

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
- - ------------------

4.    Income Taxes

      The effective income tax rate for the first nine months of fiscal 1996 was 34.8% compared to 38.6% in the same period of fiscal 1995. The rate in fiscal 1995 was higher due to the write-off of goodwill which was not deductible for income tax purposes.

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

7.    Common Stock Repurchases

      During the first nine months of fiscal 1996, the Company repurchased 1,050,900 shares of its common stock on the open market compared with 1,218,756 shares repurchased in the first nine months of the previous fiscal year.

DIONEX CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended March 31, 1996 and 1995

Net sales for the third quarter of fiscal 1996 were $34.0 million, an increase of 11% from the $30.6 million reported in the third quarter of fiscal 1995. This increase reflects continued growth in the Company's international markets. Demand for the Company's products in North America increased slightly in the third quarter from the two previous quarters. Had currency rates been the same as in last year's third quarter, sales growth would have been 12%.

Gross margin for the third quarter of fiscal 1996 was 68.8%, up 0.6% from the 68.2% reported for the same period last year. The increase in gross margin was due primarily to a higher percentage of shipments from the Company's direct sales subsidiaries. There were no significant selling price changes between these periods.

Operating expenses of $14.2 million for the third quarter of fiscal 1996 were up 5% compared with the $13.5 million reported in the same period a year ago. As a percent of sales, operating expenses were 42%, a decrease of 2% from the 44% reported in the third quarter of fiscal 1995. Selling, general and administrative (SG&A) expenses increased 5% to $11.3 million in the third quarter of fiscal 1996. This increase was due primarily to increased personnel costs and higher international selling expenses.

Research and development (R&D) costs of $2.8 million were up 4% compared with $2.7 million in the same period last year. The increase in R&D is due to greater personnel costs associated with several product development programs. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the state of specific product developments.

In the third quarter of fiscal 1996, interest income declined to $502,000 from the $564,000 reported in the same period last year.
Lower yields and lower average cash balances contributed to the decrease in interest income.

Other income in the third quarter of fiscal 1996 was derived from the sale of undeveloped property. The Company received proceeds of $3.8 million, net of selling expenses, and the assumption of an industrial revenue bond associated with the property by the buyer. The Company recorded a gain of $1.0 million on the sale of the property. The effect of the sale increased earnings per share by $.05.

The effective tax rate for the third quarter of fiscal 1996 was 34.8%, substantially unchanged from the rate in the same period last year.

Net income per share increased 42% to $.51 in the third quarter of fiscal 1996 due to higher net income and the favorable impact of the Company's stock repurchase programs.

Results of Operations - Nine Months Ended March 31, 1996 and 1995

Net sales in the first nine months of fiscal 1996 increased 11% to $98.1 million compared with $88.2 million in the same period a year ago. The first nine months reflects solid growth in the Company's international markets and sluggish but improving demand in the Company's North American markets. Currency fluctuations favorably impacted sales growth by 2% in the first nine months of fiscal 1996.

Gross margin for the first nine months of fiscal 1996 was 68.6%, an increase from gross margin of 67.7% reported in the same period last year. The increase in gross margin was due primarily to a higher percentage of shipments from the Company's direct sales subsidiaries. There were no significant selling price changes between these periods.

Operating expenses increased 3% to $43.1 million from the $41.9 million reported in the first nine months of fiscal 1995. The operating expenses for the first nine months of fiscal 1995 included a $2.2 million non-recurring charge for the write-off of the remaining goodwill that resulted from the 1988 acquisition of Lee Scientific, Inc. The Company determined that the goodwill was not recoverable through future operations of the business acquired. Excluding the non-recurring charge, operating expenses increased 9% from the same period in the prior year. Operating expenses were 44% of sales in the first nine months of fiscal 1996 compared with 48% of sales in the first nine months of last year. Excluding the goodwill write-off, operating expenses were 45% of sales in the first nine months of fiscal 1995.

SG&A expenses increased 8%, to $34.6 million from $32.0 million reported in the first nine months of fiscal 1995. The increase in SG&A expenses is primarily due to higher international selling expenses and increased personnel and related costs. The impact of currency fluctuations also caused international selling expenses to be higher.

R&D expenses for the first nine months of fiscal 1996 were $8.5 million, an increase of 10% compared with $7.7 million reported for the same period of fiscal 1995. R&D expenses increased mainly due to higher project material and personnel costs associated with several product development projects. The level of R&D spending varies depending on both the breadth and the stage of the Company's R&D efforts.

Interest income of $1.6 million for the first nine months of fiscal 1996 was virtually unchanged from the first nine months of fiscal 1995. Interest expense declined to $67,000 due to lower interest rates on bank borrowings by the Company's foreign subsidiaries.

The effective tax rate was 34.8% for the first nine months of fiscal 1996 compared with 38.6% for the same period last year. The decrease in the effective tax rate is due to the write-off of goodwill in fiscal 1995 which was not deductible for tax purposes. The effective tax rate for the remainder of fiscal 1996 is expected to be consistent with the rate for the first nine months.

Net income per share grew by 30% to $1.26 in the first nine months of fiscal 1996 compared with $.97 for the same period last year. The increase in net income per share was due to a 21% increase in net income and the favorable impact of the Company's stock repurchase programs.

Liquidity and Capital Resources

The Company's liquidity and capital resources remained strong during the first nine months of fiscal 1996. The Company had cash and cash investments of $43.6 million at March 31, 1996, including $17.0 million generated from operating activities in the first nine months of fiscal 1996.

During the first nine months of fiscal 1996, the Company repurchased 1,050,900 shares of its common stock for $29.6 million, compared with 1,218,756 shares repurchased in the first nine months of fiscal 1995.

At March 31, 1996, the Company's Japanese subsidiary had utilized approximately $1.7 million of the Company's $15.2 million committed bank lines of credit to meet its local working capital requirements. The Company believes that its cash flow from operations, its current cash and cash investments and the remainder of its bank lines of credit are adequate to meet its cash requirements for fiscal 1996 and the foreseeable future.

The impact of inflation on the Company's financial position and results of operations was not significant during any of the periods presented.

Except for historical information continued herein, the above discussion contains forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risks and uncertainties include: new product development, including market receptiveness, competition from other products, existing product obsolescence, worldwide demand for analytical instrumentation, general economic conditions, foreign currency fluctuations, the ability to manufacture products on an efficient and timely basis and at reasonable cost and in sufficient volume and other risks as detailed from time to time in the Company's filings with the Securities and Exchange Commission.



14

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a) There are no exhibits required to be filed pursuant to this Report on Form 10-Q.

    (b) The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1996.






          SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE
SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                             DIONEX CORPORATION<UL0>
                            (Registrant)


Date: May 9, 1996            By:/s/ A. Blaine Bowman
                                A. Blaine Bowman
                                President, Chief Executive
                                Officer


                             By:/s/ Michael W. Pope
                                Michael W. Pope
                                Vice President, Finance
                                and Administration
                               (Principal Financial and
                                Accounting Officer)





15