Form 10-K405
period 1996-06-30
DIONEX CORP /DE
filed 1996-09-26
CIK 708850

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X     NO
                                         ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on September 19, 1996 (based upon the closing price of such stock as of such date) was $428,921,729.

As of September 19, 1996, 12,168,930 shares of the Registrant's Common Stock were outstanding.

Portions of the Registrant's 1996 Annual Report to Stockholders are incorporated by reference in Parts I, II and IV of this Report. Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 25, 1996 are incorporated by reference in Part III of this Report.

                                     PART I

Item 1.  BUSINESS

         Dionex Corporation* designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. The Company's products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications. Since July 1, 1995, there have been no material changes in the mode of conducting the business of the Company.

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

         The Company's chromatography systems are currently focused in several product areas: ion chromatography, bioseparations and sample extraction. In addition to these product areas, the Company develops and manufactures columns, detectors, data analysis systems and other products. Each of these product areas is described below.

ION CHROMATOGRAPHY - Ion Chromatography (IC) is a form of chromatography that separates ionic (charged) molecules, usually found in water-based solutions, and typically identifies them based on their electrical conductivity. The sale of Dionex IC systems and related columns, suppressors, detectors, and automation and other products accounts for a majority of the Company's revenues.

   ---------------------
   * Unless the context otherwise requires, the terms "Dionex" and "the Company" as used herein include Dionex Corporation, a Delaware corporation, and its subsidiaries. Dionex was initially incorporated in California in 1980. In 1986, the Company reincorporated in Delaware.

         Dionex IC products are used in a wide range of applications, including environmental monitoring, corrosion monitoring, evaluation of raw materials, quality control of industrial processes, research and development, and regulation of the chemical composition of food, beverage and cosmetic products. Major customers include environmental testing laboratories, life science and food companies, chemical and petrochemical firms, power generating facilities, electronics manufacturers, government agencies and academic institutions.

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

         In April 1996, the Company introduced the DX-120, a cost-effective IC system for the customers who need simple, dedicated instrumentation for routine ion analysis. The DX-120 was designed for improved reliability and automation and allows quick set-up, simple operation and high quality isocratic performance. The DX-120 is marketed worldwide and is gradually replacing the DX-100 that was introduced in 1990.

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

BIOSEPARATIONS - The Company offers certain configurations of the DX 500 Series chromatograph to analyze biological molecules such as proteins, carbohydrates, and amino acids. The Company's customers include biological research and biotechnology groups and pharmaceutical companies. In the field of bioseparations, the Company offers several detection modes based on conductivity, electrochemistry and optics. This versatility of detection allows customers to perform a wide range of bioseparations applications.

SAMPLE EXTRACTION - The Company offers the ASE(TM) 200 system for automated sample extraction. In March 1995, the Company introduced a new extraction technology called Accelerated Solvent Extraction or ASE. The ASE 200 system is based upon a new extraction technology that extracts solid samples using common solvents at elevated temperatures and pressures. The ASE 200 system extracts solid samples in an automated fashion using the same solvents used in traditional soxhlet techniques. Competitive techniques include soxhlet, sonication, microwave extraction and supercritical extraction. The ASE 200 system offers several advantages over other solvent based extraction techniques including lower solvent consumption, reduced extraction time, higher throughput and ease of use. ASE 200 systems are used worldwide for a number of environmental, industrial and food and beverage applications.

AUTOMATION PRODUCTS - As part of its efforts to make chemical analyses simpler, faster and more reliable, Dionex offers a family of products that automate sample handling, system operation and data analysis for chromatography systems. These products include the PeakNet and AI-450 chromatography workstations and integrators. In addition, automated sample injectors are available.

         In fiscal 1994, the PeakNet PC-based Chromatography Workstations were introduced to complement the DX 500 systems. PeakNet is the Company's latest release of Windows-based applications for chromatography. PeakNet Workstations are multi-featured, high performance computer systems that automate control, data acquisition, analysis and reporting for the DX-120 and DX 500 systems. In fiscal 1996, the Company introduced its latest version of the software, PeakNet 4.3, which offers new capabilities including data smoothing options to reduce noise and enhanced reporting formats to meet the changing documentation requirements of our customers.

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

         Also in March 1994, a new Automated Sample Injection module (AS40) was added to the DX 500 Series.

COLUMNS AND SUPPRESSORS - A chromatography column generally consists of a hollow cylinder packed under high pressure with a chemical resin. The column's function is to separate various chemical components in a sample. The Company develops and manufactures its own resins using proprietary processes. Dionex currently manufactures and markets a broad range of column types designed for particular applications in the liquid chromatography market.

Several consumable products were introduced in fiscal 1996, including the IonPac AS14 for faster separation and superior flouride retention, the IonPac CS5A for transition metals analysis and the CarboPac PA10 for quantification of monosacharides.

         These products follow a steady stream of columns and chemistry introduced previously, including the AS12A IonPac, the IonPac CS12A, the ICE-AS6 columns and the OnGuard Barium sample prep cartridge in the two previous fiscal years. These products cover a range of applications.

         In addition to columns, Dionex manufactures suppressors that are used to enhance detection in ion chromatography. The Company has proprietary positions in the technology of suppression used in ion chromatography as well as in the application of suppression techniques. The Company's suppressors lower background conductivity while allowing separations using higher capacity columns and more concentrated eluents (liquids used to carry a sample through a liquid chromatography system). In fiscal 1993, Dionex enhanced its suppression technology with the introduction of a new AutoSuppression product. The product, called the Self-Regenerating Suppressor (SRS(TM)), enhances IC performance while operating with low maintenance requirements.

DETECTORS - Detectors are used to measure the quantity of various sample components after they have been separated in a chromatography column. Dionex currently offers several detector products based on conductivity, electrochemistry and optics, including a photodiode array detector introduced in 1995. This range of detectors is designed to meet customer requirements for analysis of organics, inorganics, metals, amino acids and other biological compounds.

SERVICE AND OTHER - The Company also generates revenue from its Customer Service organization through service contracts, spare part sales, customer training and sales of other products and services. (See Technical Support, Installation and Service below.)

         Marketing and Customers

         The Company's market strategy is twofold. First, in those applications where Dionex technology is well established, the Company works to increase demand for its chromatography systems through direct mailings, advertising in trade publications, seminars and workshops, conferences and expositions, and direct sales calls. Growth in these markets results from identifying new customers in existing sales regions, extending geographic penetration and increasing demand for the Company's products and technical support capabilities among existing customers.

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

         The Company currently markets and distributes its products and services through its own sales force in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Japan, Canada and the United States. In each of these countries, the Company maintains one or more local sales offices in order to service customers in regional markets. In other international locations where it does not have a sales force, the Company has developed a network of distributors and sales agents.

         The Company's products are used extensively in environmental analysis and by the pharmaceutical, life science, biotechnology, chemical, petrochemical, power generation, food and beverage, and electronics industries. Its customers include a number of the largest industrial companies worldwide, as well as government agencies, research institutions and universities. Geographically, sales outside of North America accounted for 61% of consolidated sales in fiscal 1996, 59% of consolidated sales in fiscal 1995 and 57% of consolidated sales in fiscal 1994. No single customer accounted for 10% or more of the Company's sales in fiscal 1996, 1995 or 1994.

         Demand for the Company's products is dependent upon the size of the markets for its chromatography systems, the level of capital expenditures of the Company's customers, the rate of economic growth in the Company's major markets and competitive considerations. There can be no assurances that the Company's results of operations will not be adversely impacted by a decline in any of the factors listed above. The Company believes that demand for its products does not exhibit any significant seasonal pattern.

         Dionex manufactures its products based upon its forecast of customer demand and maintains inventories of completed modules in advance of receipt of firm orders from its customers. Orders are generally placed by the customer on an as-needed basis, and products are usually shipped within four to six weeks after receipt of an order. Dionex does not maintain a substantial backlog, and backlog as of any particular date may not be indicative of the Company's actual sales in any succeeding period. The level of backlog at June 30, 1996 was $19.1 million and at June 30, 1995 was $17.5 million.

         Competition

         Companies competing with Dionex in the analytical instruments market include Hewlett-Packard Company, Perkin-Elmer Company, Varian Associates, Inc., Shimadzu Corporation and Waters Corporation. The analytical instruments market is comprised of many different analytical techniques. One of these analytical techniques is Ion Chromatography (IC). The Company believes it has a major position in IC. Competitors of the Company in IC include HPLC vendors such as Hewlett-Packard Company, Waters Corporation, Alltech Associates and other smaller companies. The Company believes no single competitor has a dominant position in the analytical instruments market.

         Competition in the Company's business segment is based upon the performance capabilities of the analytical instrument, technical support and after-market service, the manufacturer's reputation as a technological leader, and price. Management believes that performance capabilities are the most important of these criteria. Customers measure system performance in terms of sensitivity (the ability to discern minute quantities of a particular sample component), selectivity (the ability to distinguish between similar components), speed of analysis and the breadth of samples which the system can effectively analyze. Management believes that Dionex enjoys a favorable reputation in terms of performance capabilities, technical support and service.

         Dionex ion chromatography systems generally compete with a number of analytical techniques used in identifying and quantifying ionic and polar compounds. The two primary sources of competition for ion chromatography are conventional manual and automated wet chemistry procedures and certain modified liquid chromatography systems. Some suppliers of liquid chromatography systems have developed a single column ion chromatography (SCIC) method that does not use a suppressor device. SCIC methods compete favorably with Dionex ion chromatography for the analysis of a limited number of ions and in situations when chemical composition of the sample is not complex or when high sensitivity is not required. The introduction in 1993 by the Company of AutoSuppression technology considerably improves the ease of use of chemical suppression. In addition to SCIC products, the Company's competitors also offer other products to compete in ion analysis and chromatography products using technology similar to that of the Company.

         The Company's DX 500 Series competes directly with other manufacturers' HPLC systems in certain traditional HPLC applications. Dionex is a relatively new entrant in the highly competitive HPLC and biological separations markets. Nonetheless, management believes that the DX 500 Series has certain benefits over competing systems, including a totally non-metallic flow system and the capability of performing gradient ion chromatography, as well as HPLC, on a single analytical system.

         The Company's ASE 200 competes directly with standard soxhlet, sonication and microwave extraction techniques provided by other companies. Management believes that the ASE 200, a new extraction technology, has certain benefits compared to competing techniques, including faster extraction time, reduced solvent usage and built-in automation.

         The Company believes that competition in the ion analysis market will continue to increase in the future. Moreover, the Company's entrance into the HPLC, biological separations and sample extraction markets has resulted in increased competition. Many of the companies whose products compete with those of the Company have substantially greater financial resources and larger technical staffs and sales forces at their disposal. There can be no assurances that the Company's marketing and sales efforts will compete successfully against such other companies in the future.

         Patents and Licenses

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

         As a matter of Company policy, the Company vigorously protects its intellectual property rights and seeks patent coverage on all developments that it regards as material and patentable. However, there can be no assurances that any patents held by the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The Company's patents, including those licensed from others, expire on various dates through 2007. The Company believes that, while its patent portfolio has value, no single patent or patent application is in itself essential and that the invalidity or expiration of any single patent would not have a material adverse effect on its business.

         The Company regards its PeakNet software as proprietary and relies on a combination of copyrights, trademarks, trade secret laws and other proprietary rights, laws, license agreements and other restrictions on disclosure, copying and transferring title to protect its rights to its software products. The Company has no patents covering its software, and existing copyright laws afford only limited practical protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

         International Operations

         Financial information about foreign and domestic operations and export sales required by Item 1 of Form 10-K is incorporated by reference to Note 12 of the Notes to Consolidated Financial Statements at page 27 of the Registrant's 1996 Annual Report to Stockholders. A copy of the applicable page is attached hereto as Exhibit 13.1.

         The Company has subsidiaries in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Japan and Canada. The Company's foreign sales are affected by fluctuations in currency exchange rates and by regulations adopted by foreign governments. Export sales are subject to certain controls and restrictions, but the Company has not experienced any material difficulties related to these limitations. There can be no assurances that the Company's results of operation will not be adversely impacted by fluctuations in currency exchange rates in the future.

         Manufacturing and Suppliers

         The Company produces chemicals and resins and assembles systems and components in its California manufacturing facilities. Dionex has developed proprietary processes for the manufacture of polystyrene-based resins and for packing columns with these resins. The Company believes that its resins, columns and suppressor manufacturing know-how are critical to the performance and reliability of its chromatography systems. The Company requires each employee to sign a nondisclosure agreement to protect its proprietary processes. However, there can be no assurances that these agreements will provide meaningful protection or adequate remedies for the Company's proprietary processes in the event of unauthorized use or disclosure.

         The Company has emphasized a modular design for the principal subsystems of its pumping flow systems, sample injection systems, chromatography modules, detectors, and control and data analysis systems. The Company believes that this modular approach has enabled it to meet the wide range of system configurations required by its customers while effectively managing inventory levels.

         Many components used in the Company's products, including proprietary analog and digital circuitry, are manufactured by Dionex. Other components, including packaging materials, integrated circuits, microprocessors, microcomputers and certain detector and data analysis modules, are acquired from other manufacturers. Most of the raw materials, components and supplies purchased by the Company are available from a number of different suppliers; however, a number of items are purchased from limited or single sources of supply, and disruption of these sources could have a temporary adverse effect on shipments and the financial results of the Company. The Company believes alternative sources could ordinarily be obtained to supply these materials, but a prolonged inability to obtain certain materials or components could have an adverse effect on the Company's results of operations and could result in damage to its relationship with its customers.

         Technical Support, Installation and Service

         Users of the Company's chromatography systems require substantial technical support before and after the system sale to ensure that analysis problems are resolved. As part of its support services, the Company's technical support staff provides, typically at no additional cost, individual assistance in solving chemical analysis problems. The Company offers training courses and periodically sends its customers information on applications development. Chromatography systems sold by the Company generally include a one-year warranty, installation and certain user training, all at no additional cost. Service contracts may be purchased by customers to cover equipment no longer under warranty. Service work not performed under warranty or service contracts is performed on a time and materials basis. The Company installs and services its products through its own field service organization in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Japan, Canada and the United States. Installation and service in other foreign countries are typically provided by the Company's distributors or agents.

         Research and Development

         The Company's research and development efforts are focused on increasing the performance of its chromatography and other products and expanding the number of chemical compounds that can be analyzed efficiently with its products. Research and product development expenditures were $11,527,000, $10,500,000 and $9,902,000 in fiscal 1996, 1995, and 1994, respectively. The
Company pursues active development programs in the areas of system hardware, applications, computer software, and resin and column technologies. There can be no assurances that the Company's product development efforts will be successful or that the products developed will be accepted by the marketplace.

         Environmental Laws and Regulations

         Compliance by the Company with federal, state and local environmental laws during fiscal 1996 had no material effect upon capital expenditures, earnings or its competitive position.

         Employees

         Dionex had 665 employees at June 30, 1996, compared with 647 employees at June 30, 1995. The Company believes that its future success depends in large part upon its continued ability to attract and retain highly skilled employees.

Item 2.   PROPERTIES

          As of September 18, 1996 the Company owns nine buildings in Sunnyvale, California, providing 252,000 square feet of space utilized for Administration, Marketing, Sales, Service, Research and Product Development, and Manufacturing. The Company also owns a building utilized for Sales, Service and Administration in Idstein, Germany.

          The Company leases sales and service offices in: Smyrna, Georgia; Houston, Texas; Westmont, Illinois; Marlton, New Jersey; Sunnyvale, California; and in the United Kingdom, Germany, France, Italy, the Netherlands, Belgium, Switzerland, Japan and Canada. In addition, the Company leases marketing and research and development offices in Salt Lake City.

          As of the date of this report, the Company's facilities are well maintained, adequate to conduct the Company's current business, and substantially utilized by the Company.

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

 Item 3.  LEGAL PROCEEDINGS

          None.

 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the quarter ended June 30, 1996.

                Executive Officers of the Registrant

         The following table lists the names and positions of all current executive officers of the Company, and their ages, as of September 18, 1996. There are no family relationships between any director or executive officer and any other director or executive officer of the Registrant. Executive officers serve at the discretion of the Board of Directors.

               Name                 Age                    Positions
               ----                 ---                    ---------
         A. Blaine Bowman           50             President, Chief Executive
                                                   Officer and Director

         Barton Evans, Jr.          48             Senior Vice President

         Nebojsa Avdalovic          61             Vice President

         Bruce L. Barton            37             Vice President

         Christopher Pohl           45             Vice President

         Michael W. Pope            30             Vice President

         Susan E. Strong            44             Vice President

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

         Mr. Barton has served as Vice President, International Operations for the Registrant since July 1996. Prior to that, he served as Director of International Operations and in various other capacities since joining the Company in 1987.

         Mr. Pohl has served as Vice President, Consumables for the Registrant since September 4, 1996. Prior to that, he served as Technical Director and in various other capacities for the Registrant since joining the Company in 1979.

         Mr. Pope has served as Vice President, Finance and Administration for the Registrant since April 1995. Prior to that, he served as Director of Finance and Senior Financial Analyst with the Company. Mr. Pope has been with the Company since June 1992. Before joining the Company, Mr. Pope was employed at the Federal Reserve Bank of New York.

         Ms. Strong has served as Vice President, Marketing for the Registrant since July 1995. Prior to that, she served as Director of Marketing and in various other capacities since joining the Company in August 1990.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         The information required by Item 5 of Form 10-K is incorporated by reference to the information contained in the section captioned "Supplemental Information" at page 30 of the Registrant's 1996 Annual Report to Stockholders. A copy of the applicable page is attached hereto as Exhibit 13.1.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The information required by Item 6 of Form 10-K is incorporated by reference to the information contained in the section captioned "Selected Financial Information" at page 15 of the Registrant's 1996 Annual Report to Stockholders. A copy of the applicable page is attached hereto as Exhibit 13.1.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Result of Operations

The following table summarizes the consolidated income statement items as a percentage of sales.

                                                    Percentage of Net Sales
                                                -------------------------------
Years Ended June 30                              1996         1995         1994
                                                -------------------------------

Net sales                                       100.0%       100.0%       100.0%
Cost of sales                                    31.1         32.0         32.1
                                                -------------------------------
Gross profit                                     68.9         68.0         67.9
Selling, general and administrative              34.8         36.2         36.1
Research and product development                  8.7          8.7          9.0
Write-off of goodwill                               -          1.8            -
                                                -------------------------------
Operating income                                 25.4         21.3         22.8
Other income                                       .8          3.4            -
Interest income, net                              1.4          1.7          1.1
                                                -------------------------------
Income before taxes                              27.6         26.4         23.9
Taxes on income                                   9.6          9.9          8.3
                                                -------------------------------
Net income                                       18.0%        16.5%        15.6%


Net Sales and Gross Profit. In fiscal 1996, the Company reported record sales and earnings for the 16th consecutive year. The Company's total sales increased 11% to $133.0 million in fiscal 1996, compared with $120.0 million in fiscal 1995 and $109.5 million in fiscal 1994. Sales growth was fueled by our international markets, especially our European market, in fiscal 1996 and 1995. Sales in our North American market increased moderately in both years.

Sales outside of North America accounted for 61% of consolidated sales in fiscal 1996, compared to 59% in fiscal 1995 and 57% in fiscal 1994. The Company sells directly through its sales forces in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Japan, Canada and the United States. Direct sales accounted for 89% of consolidated sales in fiscal 1996, compared to 91% in fiscal 1995 and 90% in fiscal 1994. International distributors and representatives in Europe, the Far East and other international markets accounted for the balance of consolidated sales. The Company is subject to the effects of currency fluctuations, which can have an impact on reported sales and margins. Currency fluctuations had no effect on reported sales in fiscal 1996, increased reported sales by 5% in fiscal 1995 and reduced reported sales in fiscal 1994 by 1%. There were no significant price changes during the three-year period.

Gross profit as a percentage of consolidated sales was 68.9% in fiscal 1996, compared with 68.0% in fiscal 1995 and 67.9% in fiscal 1994. The increase in gross profit in fiscal 1996 was attributable to a larger percentage of international shipments, increased sales of higher-margin products, and lower manufacturing costs. In fiscal 1995, gross profit was essentially unchanged from fiscal 1994. However, gross profit was positively affected by a weaker U.S. dollar, offset by an increase in manufacturing costs in fiscal 1995.

Operating Expenses. Selling, general and administrative ("SG&A") expenses as a percentage of consolidated sales decreased to 34.8% in fiscal 1996 from 36.2% in fiscal 1995 and 36.1% in fiscal 1994. SG&A expenses increased 7% to $46.3 million in fiscal 1996 from $43.4 million in fiscal 1995, due to increased selling costs and higher personnel-related costs. SG&A expenses in fiscal 1995 increased by $3.8 million, due primarily to the effects of currency fluctuations and the addition of a subsidiary in Switzerland in the fourth quarter of fiscal 1994. The Company anticipates that SG&A expenses as a percentage of sales will be in the range of 34% to 38% in the near term.

Research and product development expenses in fiscal 1996 were 8.7% of consolidated sales, compared with 8.7% in fiscal 1995 and 9.0% in fiscal 1994. The Company's research and product development expenses increased 10% to $11.5 million in fiscal 1996 due to higher personnel and project material costs associated with various product development projects. Research and development spending depends on both the breadth of the Company's research and product development efforts and the stage of specific product development projects. The Company expects the level of research and product development expenses as a percentage of sales to remain in the 8% to 10% range in the near term.

Write-off of Goodwill. In the first quarter of fiscal 1995, the Company wrote off the remaining goodwill of $2.2 million that resulted from the 1988 acquisition of Lee Scientific, Inc. as the Company determined that the goodwill was not recoverable.

Other Income. Other income in fiscal 1996 included a gain of $1.0 million on the sale of undeveloped property. Proceeds (net of selling expenses) from the sale of the property were $3.9 million. The proceeds consisted of cash and the assumption by the buyer of an industrial revenue bond associated with the property. In fiscal 1995, other income included a payment of $4.1 million (net of expenses) received by the Company when a proposed acquisition by Dionex of a business was terminated by the seller in favor of another buyer.

Interest Income and Expense. Interest income in fiscal 1996 was $2.0 million, compared with $2.2 million in fiscal 1995 and $1.5 million in fiscal 1994. The decrease in interest income was due to lower average cash balances and lower yields. The increase in interest income in fiscal 1995 was due to higher average cash balances and higher yields on invested cash. Interest expense in fiscal 1996 decreased to $93,000 due to lower average foreign borrowings and lower interest rates on the borrowings. Interest expense in fiscal 1995 declined due to lower interest rates on foreign borrowings.

Income Taxes. The Company's effective tax rate for fiscal 1996 was 34.8%, compared with 37.6% in fiscal 1995 and 34.8% in fiscal 1994. The increase in the Company's effective tax rate in fiscal 1995 was due to the write-off of goodwill, discussed above, which was not deductible for income tax purposes. The Company anticipates that its effective tax rate will be in the 34% to 35% range in the near term.

Earnings Per Share. Earnings per share in fiscal 1996 increased to $1.75 per share, compared with $1.34 per share in fiscal 1995 and $1.10 per share in fiscal 1994. Common and equivalent shares outstanding for fiscal 1996 were 13.7 million, compared with 14.7 million in fiscal 1995 and 15.4 million in fiscal 1994. The common and equivalent shares outstanding decreased each year due to the Company's continuing stock repurchase program. On December 29, 1995, the Company effected a two-for-one split of its common stock. All per-share and share amounts have been restated to reflect the split.

Liquidity and Capital Resources

In fiscal 1996, the Company maintained its strong liquidity and financial condition. The Company's working capital was $47.9 million at June 30, 1996. Working capital declined in fiscal 1996 due to the Company's stock repurchase programs. In fiscal 1996, the Company repurchased 1,601,000 shares for $49.1 million, compared with 1,633,156 shares in fiscal 1995 for $30.9 million and 250,000 shares in fiscal 1994 for $4.0 million.

Cash generated by operating activities decreased to $27.7 million, compared with $28.3 million in fiscal 1995 and $19.7 million in fiscal 1994. The decrease in operating cash flow was due to changes in operating assets and liabilities partially offset by better operating results.

Net capital expenditures in fiscal 1996 increased to $3.0 million, compared with $2.0 million in fiscal 1995 and $7.8 million in fiscal 1994. The increase in fiscal 1996 was due to the renovation of a manufacturing building which was completed in the fourth quarter of fiscal 1996. In fiscal 1994, capital expenditures included the purchase of two buildings and the addition of capital equipment related to the DX 500 product line.

At June 30, 1996, the Company's international subsidiaries had utilized $273,000 of the Company's $15.0 million bank lines of credit, which are used to meet working capital requirements and reduce exposure to foreign currency fluctuations. The Company believes that its cash flow from operations, its current cash and cash investments, and the remainder of the bank lines of credit are sufficient to meet its cash requirements for the foreseeable future.

The impact of inflation on the Company's financial position and results of operations was not significant during any of the periods presented.

Except for historical information contained herein, the above discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risks and uncertainties include: new product development, including market receptiveness, competition from other products, existing product obsolescence, worldwide demand for analytical instrumentation, general economic conditions, foreign currency fluctuations, the ability to manufacture products on an efficient and timely basis and at reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as detailed from time to time in the Company's filings with the Securities and Exchange Commission. See "Business" for a more complete discussion of the risk factors outlined above.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements and Financial Statement Schedules appearing on page 24 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Identification of Directors

         The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Nominees" at page 2 of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 25, 1996, which has been previously filed.

         Identification of Officers

         See Page 13 of this Report.

Item 11. EXECUTIVE COMPENSATION

         The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation," at pages 6 through 8 of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 25, 1996, which has been previously filed.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Security Ownership of Certain Beneficial Owners and Management" at pages 4 and 5 of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 25, 1996, which has been previously filed.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1) Financial Statements - See Index to Financial Statements and Financial Statement Schedules at page 24 of this Report.

             (2) Financial Statement Schedules - See Index to Financial Statements and Financial Statement Schedules at page 24 of this Report.

             (3)  Exhibits - See Exhibit Index at page 21 and 22 of this Report.

         (b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                               DIONEX CORPORATION

                                 EXHIBIT INDEX

Exhibit
Number                              Description                                  Reference
- -------                             -----------                                  ---------
  3.1       Restated Certificate of Incorporation, filed December 12, 1988....      (5)

  3.2       Bylaws, as amended on October 21, 1988............................      (5)

  4.1       Shareholder Rights Agreement dated June 27, 1989, between the
                 Registrant and The First National Bank of Boston.............      (4)

  4.2       Amendment No. 1 to the Rights Agreement dated
                 November 17, 1995............................................

 10.1       Agreement, effective as of January 1, 1975, between  The Dow
                 Chemical Company and International Plasma Corporation........      (1)

 10.2       Memorandum agreement, dated March 14, 1975, between
                 The Dow Chemical Company and International Plasma
                 Corporation..................................................      (1)

 10.3       Agreement, dated March 6, 1975, between International Plasma
                 Corporation and the former Dionex Corporation................      (1)

 10.4       Consent to Assignment executed as of March 26, 1980, between
                the Dow Chemical Company and the former Dionex Corporation....      (1)

 10.5       Amendatory Agreement, effective as of November 1, 1981, between
                The Dow Chemical Company and the Registrant (with certain
                 confidential information deleted)............................      (1)

 10.6       Amendatory Agreement, effective as of July 1, 1982, between
                 The Dow Chemical Company and the Registrant (with certain
                 confidential information deleted)...........................       (1)

 10.7       Registrant's Supplemental Stock Option Plan (Exhibit 28.4).......       (2)

 10.8       Registrant's Medical Care Reimbursement Plan (Exhibit 10.17)........    (1)

 10.9       Registrant's Employee Stock Participation Plan (Exhibit 28.3)....       (6)

Exhibit
Number                          Description                                       Reference
- -------                         -----------                                       ---------
10.10      Credit Agreement dated February 29, 1996 between Bank  of America and the Registrant................................................

10.11      1988 Directors' Stock Option Plan (and related stock option
              grant form) (Exhibit 10.20).......................................      (3)

10.12      Dionex Corporation Stock Option Plan, as amended and restated
              (formerly, the 1990 Stock Option Plan)............................      (7)

13.1       Portions of the Registrant's 1996 Annual Report to Stockholders
              which are incorporated by reference in this Annual Report on
              Form 10-K.........................................................

21.1       Subsidiaries of Registrant...........................................

22.1       Registrant's definitive Proxy Statement for the Annual Meeting of
              Stockholders to be held October 25, 1996..........................

23.1       Independent Auditors' Consent........................................

27.1       Financial Data Schedule..............................................

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

(5) Incorporated by reference to the indicated exhibit in the Registrant's Annual Report on Form 10-K filed September 20, 1989

(6) Incorporated by reference to the indicated exhibit in the Registrant's Statement on Form S-8 filed May 6, 1994.

(7) Incorporated by reference to the indicated exhibit in the Registrant's Annual Report on Form 10-K filed September 26, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIONEX CORPORATION
                                          (Registrant)


Date  September  23, 1996                 By /s/ A. Blaine Bowman
      -----------------------------          ---------------------------------
                                          A. Blaine Bowman
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                        Title                          Date
     ---------                        -----                          ----
/s/ A. Blaine Bowman         President, Chief Executive      September 23, 1996
- ------------------------     Officer, and Director
A. Blaine Bowman             (Principal Executive Officer)



/s/ Michael W. Pope          Vice President of Finance
- ------------------------     and Administration              September 23, 1996
Michael W. Pope              (Principal Financial and
                             Accounting Officer)



/s/ David L. Anderson        Director                        September 23, 1996
- ------------------------
David L. Anderson


/s/ James F. Battey          Director                        September 23, 1996
- ------------------------
James F. Battey


/s/ B. J. Moore              Director                        September 23, 1996
- ------------------------
B.J. Moore

                               DIONEX CORPORATION

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                           Page
                                                                           ----
FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 1996 and 1995                        *

Consolidated Statements of Income for the years
  ended June 30, 1996, 1995 and 1994                                         *

Consolidated Statements of Stockholders' Equity for
  the years ended June 30, 1996, 1995 and 1994                               *

Consolidated Statements of Cash Flows for the years
  ended June 30, 1996, 1995 and 1994                                         *

Notes to Consolidated Financial Statements                                   *

Independent Auditors' Report                                                 *

*Incorporated by reference to information contained on pages 16 through 29 of the Registrant's 1996 Annual Report to Stockholders. A copy of the applicable pages is attached hereto as Exhibit 13.1





FINANCIAL STATEMENT SCHEDULES

Independent Auditors' Report                                                25

Schedule II  -  Valuation and Qualifying Accounts and Reserves              26

All other schedules are omitted because they are not required, are not applicable or then formation is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

Dionex Corporation

We have audited the consolidated financial statements of Dionex Corporation and its subsidiaries as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated July 19, 1996; such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Dionex Corporation and its subsidiaries, listed in the accompanying Index to Financial Statements and Financial Statement Schedules. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHLLP

San Jose, California
July 19, 1996

                                                                     SCHEDULE II

                               DIONEX CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    YEARS ENDED JUNE 30, 1996, 1995, AND 1994
                                 (IN THOUSANDS)

                                                             Charged
                                   Balance      Charged to   (Credited)                      Balance
                                   Beginning    Costs and    to Other                        End of
                                   of Year      Expenses     Accounts (1)   Deductions       Year
                                   -------      --------     ------------   ----------       -------
YEAR ENDED JUNE 30, 1994:

    Allowance for doubtful
       account                     $  475       $  (73)      $   16         $    (4) (2)     $  414
                                   ------       ------       ------         -------          ------

    Accrued product warranty
       and installation            $2,454       $2,221       $   31         $(2,267) (3)     $2,439
                                   ------       ------       ------         -------          ------


YEAR ENDED JUNE 30, 1995:

    Allowance for doubtful
       accounts                    $  414       $  123       $   34         $   (85) (2)     $  486
                                   ------       ------       ------         -------          ------

    Accrued product warranty
       and installation            $2,439       $2,601       $   89         $(2,322) (3)     $2,807
                                   ------       ------       ------          -------          ------


YEAR ENDED JUNE 30, 1996:

    Allowance for doubtful
       accounts                    $  486       $   24       $  (30)        $     8  (2)     $  488
                                   ------       ------       -------        -------          ------

    Accrued product warranty
       and installation            $2,807       $2,134       $  (74)        $(1,650) (3)     $3,217
                                   ------       ------       -------         -------          ------


(1) Effects of exchange rate changes
(2) Accounts written off, net of recoveries
(3) Product warranty and installation costs