Form 10-Q
period 1996-09-30
DIONEX CORP /DE
filed 1996-11-13
CIK 708850

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

      For the quarterly period ended September 30, 1996

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
                                    YES  X    NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 1996:

       CLASS                              NUMBER OF SHARES

   Common Stock                             	12,172,294

DIONEX CORPORATION
INDEX


PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                Page

     CONDENSED CONSOLIDATED BALANCE SHEETS
     September 30, 1996 and June 30, 1996..................   3

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     Three Months Ended September 30, 1996 and 1995........   4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     Three Months Ended September 30, 1996 and 1995........   5

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL
     STATEMENTS............................................  6-7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS................  8-9

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................  10



SIGNATURES.................................................  10

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
-------------
                                          September 30,	 June 30,
        ASSETS                                1996         1996
                                                  (unaudited)
Current assets:
  Cash and equivalents (including invested
    cash of $9,947 at September 30, 1996 and
    $10,244 at June 30, 1996).............. $  18,556   $  16,986
  Temporary cash investments...............    12,851      16,551
  Accounts receivable (net of allowance for
    doubtful accounts of $514 at September 30,
    1996 and $488 at June 30, 1996)........    26,951      28,078
  Inventories..............................     8,935       8,258
  Deferred tax benefits....................     6,791       6,590
  Prepaid expenses and other...............     1,053       1,336
      Total current assets.................    75,137      77,799

Property, plant and equipment, net.........    30,272      30,409
Other assets ..............................     5,442       4,978
                                             $110,851    $113,186

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks...................  $  1,790   	$    273
  Accounts payable.........................     4,154       4,381
  Accrued liabilities......................    14,841      18,398
  Income taxes payable.....................     5,523       3,642
  Accrued product warranty.................     3,235       3,217
       Total current liabilities...........    29,543      29,911

Deferred taxes.............................     1,297       1,071

Stockholders' equity:
  Preferred stock (par value $.001 per share;
    1,000,000 shares authorized; none
    outstanding)...........................        -	          -
  Common stock (par value $.001 per share;
    20,000,000 shares authorized; outstanding:
    12,167,105 shares at September 30, 1996
    and 12,369,877 shares at June 30, 1996.    32,806      32,683
  Retained earnings........................    46,595      49,251
  Accumulated translation adjustments......         2          34
  Net unrealized gain on equity
    securities available for sale..........       608         236
       Total stockholders' equity..........    80,011      82,204
                                             $110,851    $113,186

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(In thousands, except per share amounts)
------------------
                                                1996       1995
                                                  (unaudited)

Net sales.................................    $31,508     $30,056
Cost of sales.............................      9,654       9,668

Gross profit..............................     21,854      20,388
Operating expenses:
  Selling, general and administrative.....     11,481      11,422
  Research and product development........      2,757       2,684

     Total operating expenses.............     14,238      14,106

Operating income..........................      7,616       6,282

Interest income...........................        345         563
Interest expense..........................        (21)        (28)

Income before taxes on income.............      7,940       6,817
Taxes on income...........................      2,739       2,369

Net income................................    $ 5,201     $ 4,448


Net income per common and equivalent share		  $   .40     $   .32


Common and equivalent shares used in
  computing per share amounts.............     12,920      14,092



See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(In thousands)
-----------------
                                               1996       1995
                                                 (unaudited)
Cash and equivalents provided by (used for):

Cash flows from operating activities:
 Net income................................$  5,201   $  4,448
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization...........     617        618
   Deferred taxes..........................    (208)        12
   Changes in assets and liabilities:
     Accounts receivable...................   1,028        527
     Inventories...........................    (710)      (818)
     Prepaid expenses and other assets.....     286        327
     Accounts payable......................    (223)       176
     Accrued liabilities...................  (3,552)    (1,400)
     Income taxes payable..................   1,883        (89)
     Accrued product warranty..............      19         88
Net cash provided by operating activities..   4,341      3,889

Cash flows from investing activities:
 Purchase of temporary cash investments....  (7,600)    (8,700)
 Proceeds from maturities of temporary cash
    investments............................  11,300      8,141
  Purchase of property, plant and equipment    (468)      (243)
  Other....................................      81        (39)
Net cash provided by (used for)
 investing activities......................   3,313       (841)

Cash flows from financing activities:
  Net change in notes payable to banks.....   1,564         (3)
  Sale of common stock.....................     749      1,046
  Repurchase of common stock...............  (8,492)    (9,687)
  Other....................................      53       (198)
Net cash used for financing activities.....  (6,126)    (8,842)

Effect of exchange rate changes on cash....      42      1,519

Net increase (decrease) in cash and
  equivalents..............................   1,570     (4,275)
Cash and equivalents, beginning of period..  16,986     36,165
Cash and equivalents, end of period........ $18,556    $31,890

Supplemental disclosures of cash flow information:
  Income taxes paid........................	$   902    $ 2,151
  Interest paid............................	$    20    $    27

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------

1.  Basis of Presentation

The condensed consolidated financial statements included
herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or
omitted pursuant to such rules and regulations,	although the
Company believes the disclosures which are made are adequate to make the information presented not misleading. It is suggested
that	these condensed consolidated financial statements be read
in conjunction	with the consolidated financial statements and the
notes thereto included in the Company's Annual Report to
Stockholders for the fiscal year ended	June 30, 1996.

The unaudited condensed consolidated financial statements included
herein	reflect all adjustments (which include only normal,
recurring adjustments)	which are, in the opinion of management,
necessary to state fairly the results	for the periods presented.
The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending
June 30, 1997.

2.	 Inventories

   	Inventories consist of (in thousands):
                                        September 30,  	June 30,
                                            1996          1996

           Finished goods                    $3,794      $3,160
           Work in process                    2,150       1,847
           Raw materials and subassemblies    2,991       3,251
                                             $8,935      $8,258

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------


3.  	Income Taxes

The effective income tax rate for the first quarter of fiscal 1997 was 34.5%, down slightly from the 34.8% reported in the first quarter of fiscal 1996.


4.	  Net Income Per Share

Net income per common and equivalent share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The difference between primary and fully diluted net income per share is not significant in any period.

5.	  Common Stock Repurchases

During the first three months of fiscal 1997, the Company
repurchased 239,500 shares of its common stock on the open market compared with 391,200 shares repurchased in the first three months
of the previous	fiscal 	year.  During all of fiscal 1996, the
Company repurchased 1,601,000 shares.

6.	  Authorized Shares of Common Stock

On October 25, 1996, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 20,000,000 to 40,000,000.

DIONEX CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    	    CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended September 30, 1996
and 1995

Net sales in the first quarter of fiscal 1997 were $31.5 million, a 5% increase over the $30.1 million reported in the same period last year. Reported sales growth was reduced by the effects of a much stronger dollar this year, especially against the yen. Had currency rates remained the same as last year, reported sales growth would have been 5% higher.

Gross margin for the quarter ended September 30, 1996 was 69.4% compared to 67.8% reported for the prior year's first quarter. In spite of the dollar strengthening against major currencies, margins improved due to a higher percentage of shipments from the Company's international subsidiaries as well as a more favorable mix of products and services sold. There were no significant selling price changes between the periods.

Operating expenses of $14.2 million in the first quarter of fiscal 1997 were up 1% from the $14.1 million reported for the corresponding period in the prior year. Total operating expenses in the first quarter of fiscal 1997 were 45% of sales, compared to 47% in the first quarter of fiscal 1996.

Selling, general and administrative (SG&A) expenses were up less than 1% to $11.5 million, from $11.4 million in the first quarter of fiscal 1996. Increases in North American promotional expenses were partially offset by declines in international sales expenses. The decrease in international sales expenses was due to the impact of a strengthening dollar. SG&A expenses as a percent of sales were 36% in the current quarter compared to 38% in the same quarter of the prior year.

Research and product development (R&D) expenses of $2.8 million increased 3% from the $2.7 million reported in the prior year's first quarter. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development projects. R&D expenses as a percent of sales were 9% in both periods.

In the first quarter of fiscal 1997 interest income declined 39%, from $563,000 in the first quarter of fiscal 1996 to $345,000 in the current quarter. This decrease is mainly attributable to lower average cash balances and, to a lesser extent, lower yields on invested funds.

The effective income tax rate was 34.5% in the first quarter of fiscal 1997, compared to 34.8% in the prior year's first quarter. Variations in the tax rate reflect variations in the mix of taxable income among the various tax jurisdictions in which the Company does business. The effective tax rate for the remainder of fiscal 1997 is expected to be consistent with the first quarter rate.

Net income of $5.2 million increased $753,000 or 17%, from the first quarter of fiscal 1996. Net income per share grew $.08, or 25%, over the same period last year and was favorably impacted by the Company's stock repurchase programs.

Liquidity and Capital Resources

The Company's liquidity and capital resources remained strong during the first quarter of fiscal 1997. At September 30, 1996, the Company had cash and cash investments of $31.4 million.

During the first quarter of fiscal 1997, the Company repurchased
239,500 shares of its common stock compared with 391,200 shares repurchased in the same period last year. During all of fiscal
1996, the Company repurchased 1,601,000 shares.

At September 30, 1996, the Company's Japanese subsidiary had utilized approximately $1.8 million of the Company's $14.9 million committed bank lines of credit to meet its local working capital requirements. The Company believes that its cash flow from operations, its current cash and cash investments and the remainder of the $14.9 million bank lines of credit will be adequate to meet its cash requirements for fiscal 1997 and the foreseeable future.

The impact of inflation on Dionex Corporation's financial position and results of operations was not significant during the quarter ended September 30, 1996.

Except for historical information contained herein, the above discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risks and uncertainties include: new product development, including market receptiveness, competition from other products, existing product obsolescence, worldwide demand for analytical instrumentation, general economic conditions, foreign currency fluctuations, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as detailed from time to time in the Company's filings with Securities and Exchange Commission.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a) There are no exhibits required to be filed pursuant to this Report on Form 10-Q.

    (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.







SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


																															DIONEX CORPORATION
     	                    		   (Registrant)


Date: November 11, 1996		            By:/s/ A. Blaine Bowman
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