Form 10-Q
period 1996-12-31
DIONEX CORP /DE
filed 1997-02-05
CIK 708850

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

   	For the quarterly period ended December 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                                        YES   X    NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 3, 1997:

	        CLASS                    NUMBER OF SHARES

	   	Common Stock                    11,947,399

                            DIONEX CORPORATION
                                  INDEX


     PART I.  FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS                           Page

       CONDENSED CONSOLIDATED BALANCE SHEETS
       December 31, 1996 and June 30, 1996...............   3

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       Three Months Ended December 31, 1996 and 1995.....   4

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       Six Months Ended December 31, 1996 and 1995.......   5

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       Six Months Ended December 31, 1996 and 1995....... 6-7

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL
       STATEMENTS........................................ 8-9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............10-13


     PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS......................................... 14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................ 14

SIGNATURES............................................... 15

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
-------------

                                                December 31, June 30,
      ASSETS                                       1996        1996
                                                (unaudited)
Current assets:
  Cash and equivalents (including invested cash
    of $9,451 at December 31, 1996 and $10,244
    at June 30, 1996)............................$ 16,359   $ 16,986
  Temporary cash investments.....................   9,252     16,551
  Accounts receivable (net of allowance for
    doubtful accounts of $505 at December 31,
    1996 and $488 at June 30, 1996)..............  28,533     28,078
  Inventories....................................   8,301      8,258
  Deferred tax benefits..........................   7,214      6,590
  Prepaid expenses and other.....................   1,116      1,336
         Total current assets....................  70,775     77,799

Property, plant and equipment, net...............  30,068     30,409
Other assets ....................................   7,488      4,978
                                                 $108,331   $113,186
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks.........................$    -     $    273
  Accounts payable...............................   3,804      4,381
  Accrued liabilities............................  16,448     18,398
  Income taxes payable...........................   5,371      3,642
  Accrued product warranty.......................   3,452      3,217
         Total current liabilities...............  29,075     29,911

Deferred taxes...................................   2,071      1,071
Stockholders' equity:
  Preferred stock (par value $.001 per share;
    1,000,000 shares authorized; none
    outstanding).................................     -	         -
  Common stock (par value $.001 per share;
    40,000,000 shares authorized; outstanding:
    11,903,944 shares at December 31, 1996 and
    12,369,877 shares at June 30, 1996)..........  32,703     32,683
  Retained earnings..............................  42,867     49,251
  Accumulated translation adjustments............    (155)        34
  Unrealized gain on securities..................   1,770        236
         Total stockholders' equity..............  77,185     82,204
                                                 $108,331   $113,186


See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
(In thousands, except per share amounts)
------------------



                                                    1996     1995
                                                     (unaudited)

Net sales......................................   $36,600  $34,010
Cost of sales..................................    11,084   10,515

Gross profit...................................    25,516   23,495

Operating expenses:
  Selling, general and administrative..........    12,284   11,854
  Research and product development.............     3,117    2,987

     Total operating expenses..................    15,401   14,841

Operating income...............................    10,115    8,654

Interest income................................       367      550
Interest expense...............................       (27)     (18)

Income before taxes on income..................    10,455    9,186
Taxes on income................................     3,607    3,192

Net income.....................................   $ 6,848  $ 5,994


Net income per common and equivalent share.....   $   .54  $   .43


Common and equivalent shares used in
  computing per share amounts..................    12,698   13,910














 See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
(In thousands, except per share amounts)
------------------



                                                    1996     1995
                                                     (unaudited)

Net sales...................................      $68,108  $64,066
Cost of sales...............................       20,738   20,183

Gross profit................................       47,370   43,883

Operating expenses:
  Selling, general and administrative.......       23,765   23,276
  Research and product development..........        5,874    5,671

     Total operating expenses...............       29,639   28,947

Operating income............................       17,731   14,936

Interest income.............................          712    1,113
Interest expense............................          (48)     (46)

Income before taxes on income...............       18,395   16,003
Taxes on income.............................        6,346    5,561

Net income..................................      $12,049  $10,442


Net income per common and equivalent share..      $   .94  $   .75


Common and equivalent shares used in
  computing per share amounts...............       12,809   13,999














 See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
(In thousands)
------------------


                                                    1996      1995
                                                      (unaudited)
Cash and equivalents provided by (used for):

Cash flows from operating activities:
Net income........................................$12,049   $10,442
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................  1,247     1,621
  Deferred taxes..................................   (650)   (1,011)

  Changes in assets and liabilities:
    Accounts receivable...........................   (899)     (934)
    Inventories...................................   (136)      138
    Prepaid expenses and other assets.............    215       333
    Accounts payable..............................   (543)      148
    Accrued liabilities........................... (1,962)      103
    Income taxes payable..........................  1,750    (1,758)
    Accrued product warranty......................    238       203
Net cash provided by operating activities......... 11,309     9,285

Cash flows from investing activities:
  Purchase of temporary cash investments..........(11,100)  (16,749)
  Proceeds from maturities of temporary
    cash investments.............................. 18,399    15,582
  Purchase of property, plant and equipment.......   (899)     (994)
  Other...........................................    (75)     (196)
Net cash provided by (used for) investing
  activities......................................  6,325    (2,357)

Cash flows from financing activities:
  Net change in notes payable to banks............   (270)     (195)
  Sale of common stock............................  1,522     1,544
  Repurchase of common stock......................(19,936)  (17,002)
  Other...........................................    -        (186)
Net cash used for financing activities............(18,684)  (15,839)

Effect of exchange rate changes on cash...........    423     1,656

Net decrease in cash and equivalents..............   (627)   (7,255)
Cash and equivalents, beginning of period......... 16,986    36,165

Cash and equivalents, end of period...............$16,359   $28,910
(continued)

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
(In thousands)
------------------
                                                     1996      1995
                                                       (unaudited)
(continued)
Supplemental disclosures of cash flow information:
  Income taxes paid.................................$5,208    $8,005
  Interest paid.....................................$   50    $   45



































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

2.  Inventories

    Inventories consist of (in thousands):

                                    December 31,   June 30,
                                       1996         1996

  Finished goods                      $3,406       $3,160
  Work in process                      2,152        1,847
  Raw materials and subassemblies      2,743        3,251

                                      $8,301       $8,258

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------



3.   Income Taxes

	The effective income tax rate for the first half of fiscal 1997 was 34.5%, down slightly from the 34.8% reported in the first half of fiscal 1996.

4.   Net Income Per Share

	Net income per common and equivalent share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The difference between primary and fully diluted net income per share is not significant in any period.

5.   Common Stock Repurchases

	During the first half of fiscal 1997, the Company repurchased 556,800 shares of its common stock on the open market compared with 651,800 shares repurchased in the first half of the previous fiscal year. During all of fiscal
	1996, the Company repurchased 1,601,000 shares.

6.	Authorized Shares of Common Stock

	On October 25, 1996, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 20,000,000 to 40,000,000.

DIONEX CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended December 31, 1996
and 1995

Net sales for the second quarter of fiscal 1997 were $36.6 million, an increase of 8% from the $34.0 million reported for the same period last year. The increase in sales reflects continued solid growth in the Company's international markets and improved demand for the Company's products in North America. Had currency rates been the same as in last year's second quarter, sales growth would have been 11%.

Gross margin for the second quarter of fiscal 1997 was 69.7%, up
 .6% from the 69.1% reported for the same period last year. The increase in gross margin was due primarily to lower manufacturing costs and a more favorable product mix, partially offset by an unfavorable effect of currency fluctuations. There were no significant selling price changes between these periods.

Operating expenses of $15.4 million for the second quarter of fiscal 1997 were up $600,000, or 4%, from the $14.8 million reported in the same quarter last year. As a percentage of sales, operating expenses were 42%, a decrease from 44% for the second quarter last year. Selling, general and administrative (SG&A) expenses increased $400,000, or 4%, to $12.3 million in the second quarter of fiscal 1997. The increase was due to higher personnel and related costs partially offset by the effect of currency fluctuations on international selling expenses.

Research and development (R&D) costs of $3.1 million were up 4% from the $3.0 million reported in the same period last year. The increase in costs was due to higher personnel and related costs. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Interest income for the second quarter of fiscal 1997 declined to $367,000 from the $550,000 reported in the second quarter last year. The decline was due to a lower average cash balance. The lower average cash balance resulted from the Company's share repurchase programs.

The effective tax rate for the second quarter of fiscal 1997 was 34.5%, compared with 34.8% in the second quarter a year ago. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business. The effective tax rate for the remainder of fiscal 1997 is expected to be consistent with the first half of fiscal 1997.

Net income in the second quarter of fiscal 1997 increased 14% to $6.8 million compared with $6.0 million reported for the same period last year. Net income per share rose $.11, or 26%, to $.54 compared with $.43 for the same period last year. Net income per share was favorably impacted by the Company's stock repurchase programs.

Results of operations - Six months ended December 31, 1996
and 1995

Net sales for the six months ended December 31, 1996 were $68.1 million, an increase of 6% over the $64.1 million reported for the first half of fiscal 1996. The increase in sales was attributable to improving demand in North America and continued solid growth in the Company's international markets. Currency fluctuations had an unfavorable effect on sales growth in the first half of fiscal 1997. Had currency rates been the same as in the first half of last year, sales growth would have been 10%.

Gross margin in the first half of fiscal 1997 was 69.6%, an increase over the gross margin of 68.5% in the first half of fiscal 1996. The improvement in gross margin is attributable to a favorable mix of products and services sold and lower manufacturing costs partially offset by an unfavorable effect of currency fluctuations. There were no significant selling price changes between these periods.

Operating expenses for the first six months of fiscal 1997 of $29.6 million increased by 2% from the $28.9 million reported for the first six months last year. Operating expenses as a percentage of sales decreased to 44% from the 45% of sales reported last year. SG&A expenses for the first six months of fiscal 1997 increased 2% to $23.8 million. Increases in personnel and related costs, advertising, and domestic selling costs were partially offset by the effect of currency fluctuations on international selling expenses. SG&A expenses were 35% of sales for the first six months of fiscal 1997 compared with 36% for the same period last year. The Company anticipates that SG&A expenses will increase slightly in the second half due to the addition of a new subsidiary in Austria, which was established effective January 1, 1997.

R&D expenses for the first six months were $5.9 million, an increase of $200,000, or 4%, compared with the $5.7 million reported for the same period last year. Personnel and related costs were the primary reason for the increase in R&D expenses. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Interest income for the first half of fiscal 1997 declined 36% to $712,000 from $1.1 million reported for the same period last year. The decline in interest income was due to a lower average cash balance. The lower average cash balance was caused primarily by share repurchases under the Company's share repurchase programs.

The effective income tax rate was 34.5% in the first quarter of fiscal 1997, compared to 34.8% in the prior year's first quarter. Variations in the tax rate reflect variations in the mix of taxable income among the various tax jurisdictions in which the Company does business. The effective tax rate for the remainder of fiscal 1997 is expected to be consistent with the first half rate.

Net income of $12.0 million increased $1.6 million or 15%, from the first half of fiscal 1996. Net income per share grew $.19, or 25%, to $.94 compared with $.75 for the same period last year. Net income per share was favorably impacted by the Company's stock repurchase programs.

Liquidity and Capital Resources

The Company's liquidity and capital resources remained strong during the first half of fiscal 1997. At December 31, 1996, the Company had cash and cash investments of $25.6 million.

During the second quarter of fiscal 1997, the Company repurchased 317,300 shares of its common stock bringing the total repurchases for the first half of fiscal 1997 to 556,800 shares compared with 651,800 shares repurchased in the first half of last year.
During all of fiscal 1996, the Company repurchased 1,601,000 shares.

At December 31, 1996, there were no borrowings outstanding under the Company's $14.8 million committed bank lines of credit. The Company believes that its cash flow from operations, its current cash and cash investments and the $14.8 million bank lines of credit will be adequate to meet its cash requirements for fiscal 1997 and the foreseeable future.

The impact of inflation on Dionex Corporation's financial position and results of operations was not significant during the six months ended December 31, 1996.

Except for historical information contained herein, the above discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risks and uncertainties include: competition from other products, existing product obsolescence, fluctuation in worldwide demand for analytical instrumentation, general economic conditions, foreign currency fluctuations, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail in the Company's Form 10-K.

                    PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

	    On October 25, 1996, the Company held its annual meeting for the following purposes: (1) to elect directors, (2) to approve an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 to 40,000,000 shares and (3) to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for its fiscal year ending June 30, 1997. A description of these matters is contained in the Company's Proxy Statement, dated September 13, 1996, relating to the 1996 Annual Meeting of Stockholders.

	    There were 12,223,880 shares of the Company's common stock entitled to vote at the Annual Meeting of Stockholders based on the September 9, 1996 record date. The Company solicited proxies pursuant to Regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees for directors as listed in the proxy statement. Each director received a minimum of 10,465,906 votes which represented at least 85% of the outstanding common shares entitled to vote.

	    The shareholders approved the amendment to the Company's Certificate of Incorporation increasing the number of common shares authorized with 8,668,135 votes for, 1,795,792 votes against and 15,379 votes abstaining.

	    The shareholders also voted to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for its fiscal year ended June 30, 1997.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibits are filed with the Company's
         Form 10-Q.

   Exhibit     Description

     3.1      	Restated Certificate of Incorporation
               filed November 6, 1996

    (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                          SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                            DIONEX CORPORATION
                            (Registrant)


Date: February 5, 1997 	   By: /s/ A. Blaine Bowman
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