Form 10-Q
period 1997-03-31
DIONEX CORP /DE
filed 1997-05-15
CIK 708850

This document consists of 14
                                    pages, of which this page
                                    is number 1.



FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
-------------------------------

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended March 31, 1997

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

                                        YES   X    NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1997:

         CLASS                    NUMBER OF SHARES

      Common Stock                    11,894,255

DIONEX CORPORATION
INDEX


PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                Page

       CONDENSED CONSOLIDATED BALANCE SHEETS
       March 31, 1997 and June 30, 1996..................      3

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       Three Months Ended March 31, 1997 and 1996........      4

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       Nine Months Ended March 31, 1997 and 1996.........      5

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       Nine Months Ended March 31, 1997 and 1996.........     6-7

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL
       STATEMENTS........................................     8-9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............    10-13


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................      14

SIGNATURES...............................................      14

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
-------------

                                               March 31,   June 30,
    ASSETS                                        1997	      1996
                                              (unaudited)
Current assets:
  Cash and equivalents (including invested cash
    of $13,262 at March 31, 1997 and $10,244
    at June 30, 1996)........................  $ 23,590   $ 16,986
  Temporary cash investments.................     6,252     16,551
  Accounts receivable (net of allowance for
    doubtful accounts of $433 at March 31,1997
    and $488 at June 30, 1996)...............    29,570     28,078
  Inventories................................     8,900      8,258
  Deferred tax benefits......................     7,048      6,590
  Prepaid expenses and other.................     1,173      1,336
         Total current assets................    76,533     77,799

Property, plant and equipment, net...........    30,517     30,409
Other assets ................................     6,773      4,978
                                               $113,823   $113,186

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks.....................  $  1,211   $    273
  Accounts payable...........................     5,221      4,381
  Accrued liabilities........................    16,838     18,398
  Income taxes payable.......................     4,208      3,642
  Accrued product warranty...................     3,640      3,217
         Total current liabilities...........    31,118     29,911

Deferred taxes...............................     1,813      1,071
Stockholders' equity:
  Preferred stock (par value $.001 per share;
    1,000,000 shares authorized; none
    outstanding).............................        -          -
  Common stock (par value $.001 per share;
    40,000,000 shares authorized; outstanding:
    11,933,499 shares at March 31, 1997 and
    12,369,877 shares at June 30, 1996)......    36,051     32,683
  Retained earnings..........................    44,562     49,251
  Accumulated translation adjustments........    (1,103)        34
  Unrealized gain on securities..............     1,382        236
         Total stockholders' equity..........    80,892     82,204
                                               $113,823   $113,186


See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(In thousands, except per share amounts)
------------------



                                                      1997     1996
                                                       (unaudited)

Net sales......................................     $36,646  $34,030
Cost of sales..................................      11,044   10,627

Gross profit...................................      25,602   23,403

Operating expenses:
  Selling, general and administrative..........      11,784   11,317
  Research and product development.............       3,397    2,837

     Total operating expenses..................      15,181   14,154

Operating income...............................      10,421    9,249

Other income...................................          -     1,003
Interest income................................         310      502
Interest expense...............................         (18)     (21)

Income before taxes on income..................      10,713   10,733
Taxes on income................................       3,697    3,729

Net income.....................................     $ 7,016  $ 7,004


Net income per common and equivalent share.....     $   .55  $   .51


Common and equivalent shares used in
  computing per share amounts..................      12,644   13,632














 See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED MARCH 31, 1997 AND 1996
(In thousands, except per share amounts)
------------------


                                                      1997     1996
                                                       (unaudited)

Net sales...................................       $104,754  $98,096
Cost of sales...............................         31,782   30,810

Gross profit................................         72,972   67,286

Operating expenses:
  Selling, general and administrative.......         35,549   34,593
  Research and product development..........          9,271    8,508

     Total operating expenses...............         44,820   43,101

Operating income............................         28,152   24,185

Other income................................             -     1,003
Interest income.............................          1,022    1,615
Interest expense............................            (66)     (67)

Income before taxes on income...............         29,108   26,736
Taxes on income.............................         10,043    9,290

Net income..................................       $ 19,065  $17,446


Net income per common and equivalent share..       $   1.49  $  1.26


Common and equivalent shares used in
  computing per share amounts...............         12,754   13,876














 See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1997 AND 1996
(In thousands)
------------------

                                                     1997      1996
                                                       (unaudited)
Cash and equivalents provided by (used for):

Cash flows from operating activities:
Net income......................................   $19,065   $17,446
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.................     1,886     2,222
  Deferred taxes................................      (517)   (1,673)
  Gain on sale of property......................        -     (1,003)

  Changes in assets and liabilities:
    Accounts receivable.........................    (3,278)   (2,619)
    Inventories.................................    (1,126)     (298)
    Prepaid expenses and other assets...........        98       373
    Accounts payable............................       963     1,101
    Accrued liabilities.........................    (1,298)    1,457
    Income taxes payable........................       720      (314)
    Accrued product warranty....................       478       313
Net cash provided by operating activities.......    16,991    17,005

Cash flows from investing activities:
  Purchase of temporary cash investments........   (14,600)  (27,549)
  Proceeds from maturities of temporary
    cash investments............................    24,899    25,582
  Purchase of property, plant and equipment.....    (2,150)   (1,661)
  Proceeds from sale of property................        -      3,812
  Other.........................................      (124)       47
Net cash provided by investing activities.......     8,025       231

Cash flows from financing activities:
  Net change in notes payable to banks..........     1,044        (5)
  Sale of common stock..........................     5,212     2,926
  Repurchase of common stock....................   (25,599)  (29,635)
  Other.........................................        21      (407)
Net cash used for financing activities..........   (19,322)  (27,121)

Effect of exchange rate changes on cash.........       910     1,962

Net increase(decrease)in cash and equivalents...     6,604    (7,923)
Cash and equivalents, beginning of period.......    16,986    36,165

Cash and equivalents, end of period.............   $23,590   $28,242
(continued)

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1997 AND 1996
(In thousands)
------------------
                                                  1997     1996
                                                   (unaudited)
(continued)
Supplemental disclosures of cash flow information:
  Income taxes paid.............................$8,199   $10,824
  Interest paid.................................$   64   $    66








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

2.  Inventories

    Inventories consist of (in thousands):

                                    March 31,	  June 30,
                                      1997        1996

    Finished goods                  $3,830       $3,160
    Work in process                  2,577        1,847
    Raw materials and subassemblies  2,493        3,251

                                    $8,900       $8,258

3.   Income Taxes

The effective income tax rate for the first nine months of fiscal 1997 was 34.5%, down slightly from the 34.8% reported in the same period of fiscal 1996.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------


4.   Net Income Per Share

Net income per common and equivalent share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The difference between primary and fully diluted net income per share is not significant in any period.

5.   Common Stock Repurchases

During the first nine months of fiscal 1997, the Company repurchased 679,450 shares of its common stock on the open market compared with 1,050,900 shares repurchased in the first nine months of the previous fiscal year. During all of fiscal 1996, the Company repurchased 1,601,000 shares.

6.   Recently Issued Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). The Company is required to adopt SFAS 128 in the second quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS.
Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.59 and $.54 for the quarters ended March 31, 1997 and 1996, respectively, and $1.58 and $1.31 for the nine months ended March 31, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than primary EPS currently reported for the periods.

DIONEX CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended March 31, 1997
and 1996

Net sales for the third quarter of fiscal 1997 were $36.6 million, an increase of 8% from the $34.0 million reported for the same period last year. The increase in sales reflects solid growth in Japan and North America. Growth in Europe was mixed across geographies. Had currency rates been the same as in last year's third quarter, sales growth would have been 13%.

Gross margin for the third quarter of fiscal 1997 was 69.9%, up 1.1% from the 68.8% reported for the same period last year. The increase in gross margin was due primarily to a more favorable product mix, partially offset by an unfavorable effect of currency fluctuations. There were no significant selling price changes between these periods.

Operating expenses of $15.2 million for the third quarter of fiscal 1997 were up $1.0 million, or 7%, from the $14.2 million reported in the same quarter last year. As a percentage of sales, operating expenses were unchanged from the third quarter last year. Selling, general and administrative (SG&A) expenses increased $467,000, or 4%, to $11.8 million in the third quarter of fiscal 1997. The increase was due to higher personnel and related costs and higher selling costs, partially offset by the effect of currency fluctuations on international selling expenses. SG&A expenses also increased slightly in the third quarter due to the addition of a new subsidiary in Austria, which was established effective January 1, 1997.

Research and development (R&D) costs of $3.4 million were up 20% from the $2.8 million reported in the same period last year. The increase in costs was due to higher personnel and related costs and higher project material costs. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Interest income for the third quarter of fiscal 1997 declined to $310,000 from the $502,000 reported in the third quarter last year. The decline was due to a lower average cash balance. The lower average cash balance resulted from the Company's share repurchase programs.

The effective tax rate for the third quarter of fiscal 1997 was 34.5%, compared with 34.8% in the third quarter a year ago. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business. The effective tax rate for the remainder of fiscal 1997 is expected to be consistent with the first nine months of fiscal 1997.

Net income in the third quarter of fiscal 1997 was $7.0 million, unchanged from the $7.0 million reported for the same period last year. Net income in the third quarter of fiscal 1996 included an after tax gain of $654,000 from the sale of property. Net income per share rose $.04, or 8%, to $.55 compared with $.51 for the same period last year. Excluding the gain on sale of property which added $.05 per share in the third quarter of fiscal 1996, earnings per share would have increased 20%. Net income per share was favorably impacted by the Company's stock repurchase programs.

Results of operations - Nine Months Ended March 31, 1997
and 1996

Net sales for the nine months ended March 31, 1997 were $104.8 million, an increase of 7% over the $98.1 million reported for the first nine months of fiscal 1996. The increase in sales was attributable to improved demand in North America and continued solid growth in the Company's international markets. Currency fluctuations had an unfavorable effect on sales growth in the first nine months of fiscal 1997. Had currency rates been the same as in the first nine months of last year, sales growth would have been 11%.

Gross margin in the first nine months of fiscal 1997 was 69.7%, an increase over the gross margin of 68.6% in the first nine months of fiscal 1996. The improvement in gross margin is attributable to a favorable mix of products and services sold and lower manufacturing costs, partially offset by an unfavorable effect of currency fluctuations. There were no significant selling price changes between these periods.

Operating expenses for the first nine months of fiscal 1997 of $44.8 million increased 4% from the $43.1 million reported for the first nine months last year. Operating expenses as a percentage of sales decreased to 43% from the 44% of sales reported last year. SG&A expenses for the first nine months of fiscal 1997 increased 3% to $35.5 million. Increases in personnel and related costs, advertising and selling costs were partially offset by the effect of currency fluctuations on international selling expenses. SG&A expenses were 34% of sales for the first nine months of fiscal 1997 compared with 35% for the same period last year.

R&D expenses for the first nine months were $9.3 million, an increase of $763,000, or 9%, from the $8.5 million reported for the same period last year. Personnel and related costs and project material costs were the primary reasons for the increase in R&D expenses. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Interest income for the first nine months of fiscal 1997 declined 37% to $1.0 million from $1.6 million reported for the same period last year. The decline in interest income was due to a lower average cash balance. The lower average cash balance was caused by share repurchases under the Company's share repurchase programs.

The effective income tax rate was 34.5% in the first three quarters of fiscal 1997, compared to 34.8% in the prior year's first three quarters. Variations in the tax rate reflect variations in the mix of taxable income among the various tax jurisdictions in which the Company does business. The effective tax rate for the remainder of fiscal 1997 is expected to be consistent with the rate for the first nine months.

Net income of $19.1 million increased $1.6 million or 9%, from the first three quarters of fiscal 1996. Net income per share grew $.23, or 18%, to $1.49 compared with $1.26 for the same period last year. Excluding the gain on the sale of property, earnings per share would have increased 23%. Net income per share was favorably impacted by the Company's stock repurchase programs.

Liquidity and Capital Resources

The Company's liquidity and capital resources remained strong during the first nine months of fiscal 1997. At March 31, 1997, the Company had cash and cash investments of $29.8 million.

During the third quarter of fiscal 1997, the Company repurchased 122,650 shares of its common stock bringing the total repurchases for fiscal 1997 to 679,450 shares compared with 1,050,900 shares repurchased in the first nine months of last year. During all of fiscal 1996, the Company repurchased 1,601,000 shares.

At March 31, 1997, the Company's Japanese subsidiary had utilized approximately $1.2 million of the Company's $14.5 million in committed bank lines of credit. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its $14.5 million bank lines of credit will be adequate to meet its cash requirements for the remainder of fiscal 1997 and the foreseeable future.

The impact of inflation on Dionex Corporation's financial position and results of operations was not significant during the nine months ended March 31, 1997.

Except for historical information contained herein, the above discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risks and uncertainties include: competition from other products,foreign currency fluctuations,general economic conditions,existing product obsolescence, fluctuation in worldwide demand for analytical instrumentation,new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail in the Company's Form 10-K.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) There are no exhibits required to be filed pursuant to this Report on Form 10-Q.

(b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.


SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                              DIONEX CORPORATION
                                 (Registrant)


Date: May 9, 1997   	   By:/s/ A. Blaine Bowman
                           A. Blaine Bowman
                           President, Chief Executive
                           Officer



                        By:/s/ Michael W. Pope
                           Michael W. Pope
                           Vice President, Finance and
                           and Administration
                           (Principal Financial and
                           Accounting Officer)

















14