Form 10-K405
period 1997-06-30
DIONEX CORP /DE
filed 1997-09-26
CIK 708850

Page 1 of 27

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
----------------------------------
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended June 30, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on September 23, 1997 (based upon the closing price of such stock as of such date) was $530,398,318.

As of September 23, 1997, 11,606,386 shares of the Registrant's Common Stock were outstanding.

Portions of the Registrant's 1997 Annual Report to Stockholders are incorporated by reference in Parts I, II and IV of this Report. Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 23, 1997 are incorporated by reference in Part III of this Report.

PART I

Item 1.  BUSINESS

	   Dionex Corporation* designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. The Company's products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications. Since July 1, 1996, there have been no material changes in the mode of conducting the business of the Company.

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

	   The Company's chromatography systems are currently focused in several product areas: ion chromatography, high performance liquid chromatography (HPLC) and sample extraction. In addition to these product areas, the Company develops and manufactures columns, detectors, data analysis systems and other products. Each of these product areas is described below.

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

	  In the first quarter of fiscal 1994, the Company introduced the DX-500 Series of chromatography systems for Ion Chromatography and HPLC in the North American and European markets. In the third quarter of fiscal 1995, the DX-500 line was introduced in Japan and it is now marketed worldwide. These modular, high performance systems are designed to meet the needs of various applications, including classical IC as well as bioscience and environmental HPLC analyses. In March 1997, the Company enhanced this product line by introducing the LC25 oven. The LC25 features both conductive and convective heating to facilitate temperature control of columns, cells and suppressors.

	  In April 1996, the Company introduced the DX-120, a cost-effective IC system for customers who need simple, dedicated instrumentation for routine ion analysis. The DX-120 was designed for improved reliability and automation, allowing for quick set-up, simple operation and high quality isocratic performance. The
DX-120 is marketed worldwide and has replaced the DX-100 that was introduced in 1990.

	  In March 1997, the Company introduced the DX-800, the next generation continuous on-line monitoring system. The DX-800 uses industry standard PC-based automation, similar to that used in laboratory chromatography. Major applications for the Company's DX-800 are the power industry for the continuous monitoring of corrosive contaminants in boiler water and the semiconductor industry for continuous monitoring of contaminants in high purity water. The DX-800 replaces the Series 8200 Process Analyzer introduced in fiscal 1992.

HPLC - HPLC is a form of chromatography that separates biological molecules such as proteins, carbohydrates, amino acids and pharmaceuticals and identifies them by measuring the amount of light that the molecules absorb or emit when exposed to a light source. The Company offers various configurations of the DX-500 Series chromatograph for HPLC applications. The DX-500 Series offers both quaternary gradient and isocratic pump capabilities, in either stainless steel or PEEK (polyetheretherketone) and several detection modes based on conductivity, electrochemistry and optics. This versatility of detection and pumping capabilities allows customers to perform a wide range of HPLC applications. The Company's customers include biological research and biotechnology groups and pharmaceutical companies.

Sample Extraction - The Company offers the ASE(TM) 200 system for automated sample extraction. In March 1995, the Company introduced a new extraction technology called Accelerated Solvent Extraction or ASE. The
ASE 200 system is based upon a new extraction technology that extracts solid samples using common solvents at elevated temperatures and pressures. The ASE 200 system extracts solid samples in an automated fashion using the same solvents used in traditional soxhlet techniques. Competitive techniques include soxhlet, sonication, microwave extraction and supercritical fluid extraction. The ASE 200 system offers several advantages over other solvent based extraction techniques including lower solvent consumption, reduced extraction time, higher throughput and ease of use. ASE 200 systems are used worldwide for a number of environmental, industrial and food and beverage applications. In March 1997, the Company enhanced its ASE 200 system by introducing the ASE 200 Solvent Controller Module, which automates the delivery of multiple solvents to the ASE 200 system, and Auto ASE, a new add-on software feature which allows control of up to eight ASE 200 systems from one location, as well as methods storage.

Automation Products - As part of its efforts to make chemical analyses simpler, faster and more reliable, Dionex offers a family of products that automate sample handling, system operation and data analysis for chromatography systems. These products include the PeakNet and PeakNet PA for Process Analysis. In addition, automated sample injectors are available.

	  In fiscal 1994, the PeakNet PC-based Chromatography Workstations were introduced to complement the DX-500 systems. PeakNet is the Company's latest release of Windows-based applications for chromatography. PeakNet Workstations are multi-featured, high performance computer systems that automate control, data acquisition, analysis and reporting for the DX-120 and DX-500 systems. In fiscal 1996, the Company introduced PeakNet 4.3, which offered new capabilities including data smoothing options to reduce noise and enhanced reporting formats to meet the changing documentation requirements of our customers. In March 1997, the Company introduced its latest version of the software, Peaknet 5.0, a new generation 32-bit automation product designed for use with Windows 95 and Windows NT.

	  In March 1994, the universal interface (UI20) module was added to the PeakNet/DX-500 Series. It allows PeakNet workstations to accept data from other Dionex instruments, as well as instruments manufactured by other vendors. A revision of the PeakNet software was also introduced at that time to support the new interfacing capabilities.

	  Also in March 1994, a new Automated Sample Injection module (AS40) was introduced. The AS40 can be used with the DX-120 and DX-500 series.

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

	Several consumable products were introduced in fiscal 1997, including the IonPac(R) AS9-HC for determination of trace oxyhalides and bromate in drinking water and the IonPac CS15 for isocratic determination of trace ammonium or sodium in complex matrices.

	These products follow a steady stream of columns and chemistries introduced in the previous two years, including the IonPac AS14, IonPac CS5A, CarboPac PA10,the IonPac CS12A and the OnGuard Barium sample prep cartridge in the two previous fiscal years. These products cover a range of applications.

	In addition to columns, Dionex manufactures suppressors that are used to enhance detection in ion chromatography. The Company has proprietary positions in the technology of suppression used in ion chromatography as well as in the application of suppression techniques. The Company's suppressors lower background conductivity while allowing separations using higher capacity columns and more concentrated eluents (liquids used to carry a sample through a liquid chromatography system). In fiscal 1993, Dionex enhanced its suppression technology with the introduction of a new AutoSuppression product. The product, called the Self-Regenerating Suppressor (SRS)(TM), enhances IC performance while operating with low maintenance requirements.
In March 1997, the Company introduced the SRS-II, designed to allow use with a wide range of solvents at various temperatures.

Detectors - Detectors are used to measure the quantity of various sample components after they have been separated in a chromatography column. Dionex currently offers several detector products based on conductivity, electrochemistry and absorbance, including a photodiode array detector introduced in 1995. This range of detectors is designed to meet customer requirements for analysis of organics, inorganics, metals, amino acids, biological compounds and pharmaceuticals.

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

	The Company currently markets and distributes its products and services through its own sales force in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Austria, Japan, Canada and the United States. In each of these countries, the Company maintains one or more local sales offices in order to service customers in regional markets. In other international locations where it does not have a direct sales force, the Company has developed a network of distributors and sales agents.

	The Company's products are used extensively in environmental analysis and by the pharmaceutical, life science, biotechnology, chemical, petrochemical, power generation, food and beverage and electronics industries. Its customers include a number of the largest industrial companies worldwide, as well as government agencies, research institutions and universities. Geographically, sales to customers outside of North America accounted for 61% of consolidated sales in fiscal 1997 and 1996 and 59% of consolidated sales in fiscal 1995. No single customer accounted for 10% or more of the Company's sales in fiscal 1997, 1996 or 1995.

	Demand for the Company's products is dependent upon the size of the markets for its chromatography systems, the level of capital expenditures of the Company's customers, the rate of economic growth in the Company's major markets and competitive considerations. There can be no assurances that the Company's results of operations will not be adversely impacted by a change in any of the factors listed above. The Company believes that demand for its products does not exhibit any significant seasonal pattern.

	Dionex manufactures its products based upon its forecast of customer demand and maintains inventories of completed modules in advance of receipt of firm orders from its customers. Orders are generally placed by the customer on an as-needed basis, and products are usually shipped within four to six weeks after receipt of an order. Dionex does not maintain a substantial backlog, and backlog as of any particular date may not be indicative of the Company's actual sales in any succeeding period. The level of backlog at June 30, 1997 was $19.0 million and at June 30, 1996 was $19.1 million.

	Competition

	Competition in the Company's business segment is based upon the performance capabilities of the analytical instrument, technical support and after-market service, the manufacturer's reputation as a technological leader and the selling price. Management believes that performance capabilities are the most important of these criteria. Customers measure system performance in terms of sensitivity (the ability to discern minute quantities of a particular sample component), selectivity (the ability to distinguish between similar components), speed of analysis and the breadth of samples which the system can effectively analyze. Management believes that Dionex enjoys a favorable reputation in terms of performance capabilities, technical support and service.

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

	The Company's DX-500 Series competes directly with other manufacturers' HPLC systems in certain traditional HPLC applications. Dionex is a relatively new entrant in the highly competitive HPLC and biological separations markets. Nonetheless, management believes that the DX-500 Series has certain benefits over competing systems, including a totally non-metallic flow path and the capability of performing gradient ion chromatography, as well as HPLC, on a single analytical system.

	The Company's ASE 200 competes directly with standard soxhlet, sonication, supercritical fluid extraction and microwave extraction techniques provided by other companies. Management believes that the ASE 200, a new extraction technology, has certain benefits compared to competing techniques, including faster extraction time, reduced solvent usage and built-in automation.

	The Company believes that competition in the ion analysis market will continue to increase in the future. Moreover, the Company's entrance into the HPLC and sample extraction markets has resulted in increased competition. Many of the companies whose products compete with those of the Company have substantially greater financial resources and larger technical staffs and sales forces at their disposal. There can be no assurances that the Company's marketing and sales efforts will compete successfully against such other companies in the future.

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

	International Operations

	Financial information about foreign and domestic operations and export sales required by Item 1 of Form 10-K is incorporated by reference to Note 12 of the Notes to Consolidated Financial Statements at page 28 of the Registrant's 1997 Annual Report to Stockholders. A copy of the applicable page is attached hereto as Exhibit 13.1.

	The Company has subsidiaries in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Austria, Japan and Canada. The Company's foreign sales are affected by fluctuations in currency exchange rates and by regulations adopted by foreign governments. Export sales are subject to certain controls and restrictions, but the Company has not experienced any material difficulties related to these limitations. There can be no assurances that the Company's results of operation will not be adversely impacted by fluctuations in currency exchange rates in the future.

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

	Many components used in the Company's products, including proprietary analog and digital circuitry, are manufactured by Dionex. Other components, including packaging materials, integrated circuits, microprocessors, microcomputers and certain detector and data analysis modules, are acquired from other manufacturers. Most of the raw materials, components and supplies purchased by the Company are available from a number of different suppliers; however, a number of items are purchased from limited or single sources of supply, and disruption of these sources could have a temporary adverse effect on shipments and the financial results of the Company. The Company believes alternative sources could ordinarily be obtained to supply these materials, but a prolonged inability to obtain certain materials or components could have an adverse effect on the Company's financial condition or results of operations and could result in damage to its relationship with its customers.

	Technical Support, Installation and Service

	Users of the Company's chromatography systems require substantial technical support before and after the system sale to ensure that analysis problems are resolved. As part of its support services, the Company's technical support staff provides, typically at no additional cost, individual assistance in solving chemical analysis problems. The Company offers training courses and periodically sends its customers information on applications development. Chromatography systems sold by the Company generally include a one-year warranty, installation and certain user training, all at no additional cost. Service contracts may be purchased by customers to cover equipment no longer under warranty. Service work not performed under warranty or service contracts is performed on a time and materials basis. The Company installs and services its products through its own field service organization in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Austria, Japan, Canada and the United States. Installation and service in other foreign countries are typically provided by the Company's distributors or agents.

	Research and Development

	The Company's research and development efforts are focused on increasing the performance of its chromatography and other products and expanding the number of chemical compounds that can be analyzed efficiently with its products. Research and product development expenditures were $12.5 million, $11.5 million and $10.5 million in fiscal 1997, 1996, and 1995, respectively. The Company pursues active development programs in the areas of system hardware, applications, computer software, and resin and column technologies. There can be no assurances that the Company's product development efforts will be successful or that the products developed will be accepted by the marketplace.

	Environmental Laws and Regulations

	Compliance by the Company with federal, state and local environmental laws during fiscal 1997 had no material effect upon capital expenditures, earnings or its competitive position.

	Employees

	Dionex had 685 employees at June 30, 1997, compared with 665 employees at June 30, 1996. The Company believes that its future success depends in large part upon its continued ability to attract and retain highly skilled employees.

Item 2.   PROPERTIES

  As of September 23, 1997 the Company owned nine
		buildings in Sunnyvale, California, providing 252,000 square feet of space utilized for Administration,
  Marketing, Sales, Service, Research and Product
  Development and Manufacturing.  The Company also owns
		a building utilized for Sales, Service and Administration in Idstein, Germany.

  The Company leases sales and service offices in:
		Smyrna, Georgia; Houston, Texas; Westmont, Illinois; Marlton, New Jersey; Sunnyvale, California; and in the United Kingdom, Germany, France, Italy, the
  Netherlands, Belgium, Switzerland, Austria, Japan and
		Canada. In addition,the Company leases marketing and research and development offices in Salt Lake City.

  The Company's facilities are well maintained, adequate
		to conduct the Company's current business and substantially utilized by the Company.

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

Item 3.  LEGAL PROCEEDINGS

  None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended June 30, 1997.


	Executive Officers of the Registrant

	The following table lists the names and positions of all current executive officers of the Company, and their ages, as of September 18, 1997. Except as noted below, there are no other family relationships between any director or executive officer and any other director or executive officer of the Registrant. Executive officers serve at the discretion of the Board of Directors.

          Name		        Age              Positions

 A. Blaine Bowman(1)     51	      President, Chief Executive
                      							     Officer and Director

	Barton Evans, Jr.       49      	Senior Vice President

	Nebojsa Avdalovic       62      	Vice President

	Bruce L. Barton         38      	Vice President

	Brent J. Middleton(1)   40      	Vice President

	Christopher Pohl        46       Vice President

	Michael W. Pope         31      	Vice President

	(1) Mr. Bowman and Mr. Middleton are cousins.

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

Mr. Middleton has served as Vice President, North American Sales and Service since July 1997. Prior to that, he served as Director of North American Sales and Service and in various other capacities since joining the Company in 1985.

Mr. Pohl has served as Vice President, Consumables for the Registrant since September 1996. Prior to that, he served as Technical Director and in various other capacities for the Registrant since the Company began operations in 1980.

Mr. Pope has served as Vice President, Finance and Administration for the Registrant since April 1995. Prior to that, he served as Director of Finance and Senior Financial Analyst with the Company. Mr. Pope has been with the Company since June 1992.



						PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
    	    STOCKHOLDER MATTERS

  The information required by Item 5 of Form 10-K is incorporated by reference to the information contained in the section captioned "Supplemental Information" at page 31 of the Registrant's 1997 Annual Report to
  Stockholders. A copy of the applicable page is attached hereto as Exhibit 13.1.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

  The information required by Item 6 of Form 10-K is incorporated by reference to the information contained in the section captioned "Selected Financial
  Information" at page 15 of the Registrant's 1997 Annual
  Report to Stockholders. A copy of the applicable page is attached hereto as Exhibit 13.1.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the consolidated income statement items as a percentage of sales.

PERCENTAGE OF NET SALES

Years ended June 30					            1997	     1996	    	1995
Net sales						                    100.0%    100.0%    100.0%
Cost of sales					                  30.6	     31.1	     32.0
Gross profit					                   69.4	     68.9	     68.0
Selling, general and administrative 33.3	     34.8	     36.2
Research and product development	    8.8	      8.7	      8.7
Write-off of goodwill			               -	        -       1.8
Operating income				                27.3	     25.4	     21.3
Other income					                      -	      0.8	      3.4
Interest income, net			               .9	      1.4	      1.7
Income before taxes				             28.2	     27.6	     26.4
Taxes on income				                  9.7	      9.6	      9.9
Net income					                     18.5%    	18.0%    	16.5%

NET SALES AND GROSS PROFIT. In fiscal 1997, the Company reported record sales and earnings for the 17th consecutive year. The Company's total sales increased 7% to $142.1 million in fiscal 1997, compared with $133.0 million in fiscal 1996 and $120.0 million in fiscal 1995. The Company is subject to the effects of currency fluctuations, which can have an impact on reported sales and margins. Currency fluctuations reduced reported sales by 4% in fiscal 1997 and had no effect on reported sales in fiscal 1996.

Sales growth in fiscal 1997 was split relatively evenly between our North American and international markets. We experienced some weakness in certain European markets, but this was offset by continued solid growth in the Far East. Sales growth in fiscal 1996 was fueled by our international markets, especially our European market. Sales growth in fiscal 1996 in North America was moderate.

Sales outside of North America accounted for 61% of consolidated sales in fiscal 1997 and 1996, and 59% in fiscal 1995. The Company sells directly through its sales forces in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Austria, Japan, Canada and the United States. Direct sales accounted for 88% of consolidated sales in fiscal 1997, compared to 89% in fiscal 1996 and 91% in fiscal 1995. International distributors and representatives in Europe, the Far East and other international markets accounted for the balance of consolidated sales. There were no significant price changes during the three-year period.

Gross profit as a percentage of consolidated sales was 69.4% in fiscal 1997, compared with 68.9% in fiscal 1996 and 68.0% in fiscal 1995. The increase in gross profit in fiscal 1997 and 1996 was attributable to increased sales of higher-margin products and lower manufacturing costs. In fiscal 1997, gross profit was negatively impacted by currency fluctuations. In fiscal 1996, a larger percentage of international shipments also increased gross profit.

OPERATING EXPENSES. Selling, general and administrative ("SG&A") expenses as a percentage of consolidated sales decreased to 33.3% in fiscal 1997 from 34.8% in fiscal 1996 and 36.2% in fiscal 1995. SG&A expenses increased 2% to $47.3 million in fiscal 1997 from $46.3 million in fiscal 1996, due to establishment of a new direct sales subsidiary in Austria in January 1997, increased selling costs and higher personnel-related costs, partially offset by the effect of currency fluctuations. SG&A expenses in fiscal 1996 increased by $2.9 million, due to increased selling costs and higher personnel-related costs. The Company anticipates that SG&A expenses as a percentage of sales will be in the range of 31% to 35% in the near term.

Research and product development expenses in fiscal 1997 were 8.8% of consolidated sales, compared with 8.7% in fiscal 1996 and 1995. The Company's research and product development expenses increased 9% to $12.5 million in fiscal 1997 due to higher personnel and project material costs associated with various product development projects. Research and development spending depends on both the breadth of the Company's research and product development efforts and the stage of specific product development projects. The Company expects the level of research and product development expenses as a percentage of sales to remain in the 8% to 10% range in the near term.

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

INTEREST INCOME AND EXPENSE. Interest income in fiscal 1997 was $1.4 million, compared with $2.0 million in fiscal 1996 and $2.2 million in fiscal 1995. The decrease in fiscal 1997 was due to lower average cash balances resulting primarily from the Company's stock repurchase program. The decrease in interest income in fiscal 1996 was due to lower average cash balances and lower yields. Interest expense of $85,000 in fiscal 1997 was virtually unchanged from the $93,000 reported in fiscal 1996. Interest expense in fiscal 1996 decreased by $60,000 due to lower average foreign borrowings and lower interest rates on the borrowings.

INCOME TAXES. The Company's effective tax rate for fiscal 1997 was 34.5%, compared with 34.8% in fiscal 1996 and 37.6% in fiscal 1995. The higher effective tax rate in fiscal 1995 was due to the write-off of goodwill, discussed above, which was not deductible for income tax purposes. The Company anticipates that its effective tax rate will be in the 34% to 35% range in the near term.

EARNINGS PER SHARE. Earnings per share in fiscal 1997 increased to $2.06 per share, compared with $1.75 per share in fiscal 1996 and $1.34 per share in fiscal 1995. Excluding the nonrecurring gain on sale of property of $.05 in fiscal 1996, earnings per share in fiscal 1997 increased 21%. Common and equivalent shares outstanding for fiscal 1997 were 12.7 million compared with 13.7 million in fiscal 1996 and 14.7 million in fiscal 1995. The common and equivalent shares outstanding decreased each year due to the Company's stock repurchase program. On December 29, 1995, the Company effected a two-for-one split of its common stock. All per-share and share amounts have been restated to reflect the split.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 1997, the Company maintained its strong liquidity and financial condition. The Company's working capital was $48.2 million at June 30, 1997. Working capital increased slightly in fiscal 1997, even though the Company repurchased 791,739 shares of its common stock for $31.0 million under its stock repurchase program. In fiscal 1996, the Company repurchased 1,601,000 shares for $49.1 million and in fiscal 1995 repurchased 1,633,156 shares for $30.9 million.

Cash generated by operating activities was $27.0 million, compared with $27.7 million in fiscal 1996 and $28.3 million in fiscal 1995. The decrease in operating cash flow was due to changes in operating assets and liabilities partially offset by higher net income.

Capital expenditures in fiscal 1997 decreased to $2.6 million, compared with $3.0 million in fiscal 1996 and $2.0 million in fiscal 1995. The increase in fiscal 1996 was due to the renovation of a manufacturing building which was completed in the fourth quarter of fiscal 1996.

At June 30, 1997, the Company had not utilized any of its $14.7 million bank lines of credit, which are used to meet working capital requirements and reduce exposure to foreign currency fluctuations. The Company believes that its cash flow from operations, its current cash and cash investments and its bank lines of credit are sufficient to meet its cash requirements for the foreseeable future.

The impact of inflation on the Company's financial position and results of operations was not significant during any of the periods presented.

Except for historical information contained herein, the above discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risks and uncertainties include: new product development, including market receptiveness; foreign currency fluctuations; general economic conditions; competition from other products; worldwide demand for analytical instruments; existing product obsolescence; the ability to manufacture products on an efficient and timely basis and at reasonable cost and in sufficient volume; the ability to attract and retain talented employees and other risks as detailed from time to time in the Company's filings with the Securities and Exchange Commission.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Financial Statements and Financial
  Statement Schedules appearing on page 25 of this Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    	    ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Identification of Directors

	 The information required by Item 10 of Form 10-K with
		respect to identification of directors is incorporated by reference to the information contained in the
		section captioned "Nominees" at page 2 of the Registrant's definitive Proxy Statement for the Annual
	 Meeting of Stockholders to be held October 23, 1997, which has been previously filed.

  Identification of Officers

  See Page 13 of this Report.

Item 11.  EXECUTIVE COMPENSATION

  The information required by Item 11 of Form 10-K is
		incorporated by reference to the information contained in the section captioned "Executive Compensation," at pages 13 through 16 of the Registrant's definitive
		Proxy Statement for the Annual Meeting of Stockholders to be held October 23, 1997, which has been previously filed.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    	     MANAGEMENT

  The information required by Item 12 of Form 10-K is
		incorporated by reference to the information contained in the sections captioned "Security Ownership of Certain Beneficial Owners and Management" at pages 12 and 13 of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 23, 1997, which has been previously filed.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

  (a)(1) Financial Statements - See Index to Financial
	        Statements and Financial Statement Schedules at
		       page 25 of this Report.

		   (2) Financial Statement Schedules - See Index to
		       Financial Statements and Financial Statement
         Schedules at page 25 of this Report.

     (3) Exhibits - See Exhibit Index at page 21 through
         23 of this Report.

  (b) Reports on Form 8-K - The Company did not file any
		    reports on Form 8-K during the quarter ended
		    June 30, 1997.

DIONEX CORPORATION

EXHIBIT INDEX

Exhibit
Number 			             	Description				               Reference

 3.1    Restated Certificate of Incorporation,
          filed December 12, 1988......................    (5)

 3.2    Bylaws, as amended on October 21, 1988.........    (5)

 4.1    Shareholder Rights Agreement dated June 27, 1989,
          between the Registrant and The First National
        		Bank of Boston ..............................    (4)

 4.2    Amendment No. 1 to the Rights Agreement dated
          November 17, 1995............................    (8)

10.1    Agreement, effective as of January 1, 1975,
          between The Dow Chemical Company and
          International Plasma Corporation.............    (1)

10.2    Memorandum agreement, dated March 14, 1975,
          between The Dow Chemical Company and
          International Plasma Corporation.............    (1)

10.3    Agreement, dated March 6, 1975, between
          International Plasma Corporation and the
          former Dionex Corporation....................    (1)

10.4    Consent to Assignment executed as of March 26,
          1980, between the Dow Chemical Company and the
          former Dionex Corporation....................    (1)

10.5    Amendatory Agreement, effective as of November 1,
          1981,between The Dow Chemical Company and the
          Registrant (with certain confidential information
          deleted)........................................ (1)

10.6    Amendatory Agreement, effective as of July 1, 1982,
          between The Dow Chemical Company and the
          Registrant (with certain confidential information
          deleted)........................................ (1)

10.7    Registrant's Supplemental Stock Option Plan
          (Exhibit 28.4).................................. (2)

10.8    Registrant's Medical Care Reimbursement Plan
          (Exhibit 10.17)...............................   (1)

10.9    Registrant's Employee Stock Participation Plan
          (Exhibit 28.3)................................   (6)

Exhibit
Number 			             	Description			                Reference

10.10    Credit Agreement dated February 29, 1996	         (8)
		         between Bank of America and the Registrant

10.11    1988 Directors' Stock Option Plan (and
           related stock option grant form)
   	      (Exhibit 10.20)...........................	      (3)

10.12    Dionex Corporation Stock Option Plan, as
    	      amended and restated (formerly, the 1990
           Stock Option Plan)........................	     (7)

 13.1    Portions of the Registrant's 1997 Annual
           Report to Stockholders which are incorporated
           by reference in this Annual Report on
           Form 10-K.................................

 21.1    Subsidiaries of Registrant..................

 23.1    Independent Auditors' Consent...............


 27.1    Financial Data Schedule.....................


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

(8) Incorporated by reference to the indicated exhibit in the Registrant's Annual Report on Form 10-K filed September 26,
    	1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               				DIONEX CORPORATION
		                                	(Registrant)

Date: September 25, 1997  	By: /s/ A. Blaine Bowman_________
                               A. Blaine Bowman
                               President and Chief Executive
                        				   Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                   Title                      Date

/s/ A. Blaine Bowman  President,Chief Executive    September 25, 1997
A. Blaine Bowman      Officer, and Director
			                   (Principal Executive Officer)

/s/ Michael W. Pope   Vice President of Finance    September 25, 1997
Michael W. Pope	      and Administration
                				  (Principal Financial and
                 				  Accounting Officer)

/s/ David L. Anderson Director	  	                 September 25, 1997
David L. Anderson


/s/ James F. Battey	  Director	   	           	    September 25, 1997
James F. Battey


/s/ B.J. Moore		      Director 		             	    September 25, 1997
B.J. Moore

DIONEX CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


       		                                                Page

FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 1997 and 1996      *

Consolidated Statements of Income for the years
  ended June 30, 1997, 1996 and 1995		               		    *

Consolidated Statements of Stockholders' Equity for
  the years ended June 30, 1997, 1996 and 1995             *

Consolidated Statements of Cash Flows for the years
  ended June 30, 1997, 1996 and 1995				                   *

Notes to Consolidated Financial Statements			              *

Independent Auditors' Report						                         *

*Incorporated by reference to information contained on pages 16 through 30 of the Registrant's 1997 Annual
 Report to Stockholders. A copy of the applicable pages is attached hereto as Exhibit 13.1




FINANCIAL STATEMENT SCHEDULES

Independent Auditors' Report			                    			   25

Schedule II - Valuation and Qualifying Accounts
 and Reserves		                                          26


All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

Dionex Corporation

We have audited the consolidated financial statements of Dionex Corporation and its subsidiaries as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated July 21, 1997; such financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Dionex Corporation and its subsidiaries, listed in the accompanying Index to Financial Statements and Financial Statement Schedules. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

San Jose, California
July 21, 1997