Form 10-Q
period 1997-09-30
DIONEX CORP /DE
filed 1997-11-05
CIK 708850

This document consists of 11
						  	pages, of which this page
						  	is number 1.



FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
-------------------------------

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 1997

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

                                        YES   X    NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997:

	        CLASS                    NUMBER OF SHARES

   	 Common Stock		                 11,593,861

DIONEX CORPORATION
INDEX


				PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS                      	  	           Page


	      CONDENSED CONSOLIDATED BALANCE SHEETS
	      September 30, 1997 and June 30, 1997............              3


	      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	      Three Months Ended September 30, 1997 and 1996..              4


	      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	      Three Months Ended September 30, 1997 and 1996..             5-6


	      NOTES TO CONDENSED CONSOLIDATED FINANCIAL
	      STATEMENTS......................................             7-8



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............         9-10




				PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................          11

SIGNATURES.................................................          11

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
-------------

                                                 September 30,     June 30,
			      ASSETS                                        1997	          1997
                                                  (unaudited)
Current assets:
  Cash and equivalents (including invested cash
    of $12,670 at September 30, 1997 and $16,586
    at June 30, 1997)............................  $ 18,745       $ 24,624
  Temporary cash investments.....................     6,702          8,252
  Accounts receivable (net of allowance for
    doubtful accounts of $473 at September 30, 1997
    and $533 at June 30, 1997)...................    28,540         29,226
  Inventories....................................    10,517          9,479
  Deferred tax benefits..........................     7,767          7,136
  Prepaid expenses and other.....................       916          1,076
         Total current assets....................    73,187         79,793

Property, plant and equipment, net...............    29,854         30,225
Other assets ....................................     9,668          8,145
                         			   	                   $112,709       $118,163

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks.........................  $    820       $     -
  Accounts payable...............................     4,380          4,442
  Accrued liabilities............................    14,831         18,639
  Income taxes payable...........................     7,368          4,905
  Accrued product warranty.......................     3,511          3,592
         Total current liabilities...............    30,910         31,578

Deferred taxes...................................     3,091          2,422
Stockholders' equity:
  Preferred stock (par value $.001 per share;
    1,000,000 shares authorized; none
    outstanding).................................        -              -
  Common stock (par value $.001 per share;
    40,000,000 shares authorized; outstanding:
    11,607,386 shares at September 30, 1997 and
    11,847,030 shares at June 30, 1997)..........    36,211         36,323
  Retained earnings..............................    40,683         46,622
  Accumulated translation adjustments............    (1,403)          (996)
  Unrealized gain on securities..................     3,217          2,214
         Total stockholders' equity..............    78,708         84,163
			                                                $112,709       $118,163


See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(In thousands, except per share amounts)
------------------



                                                  1997        1996
                                                     (unaudited)

Net sales......................................$33,933     $31,508
Cost of sales.................................. 10,767       9,654

Gross profit................................... 23,166      21,854

Operating expenses:
  Selling, general and administrative.......... 11,565      11,481
  Research and product development.............  3,107       2,757

     Total operating expenses.................. 14,672      14,238

Operating income...............................  8,494       7,616

Interest income................................    348	        345
Interest expense...............................    (41)        (21)

Income before taxes on income..................  8,801       7,940
Taxes on income................................  2,992       2,739

Net income.....................................$ 5,809     $ 5,201


Net income per common and equivalent
share..........................................$   .47     $   .40

Common and equivalent shares used in
  computing per share amounts.................. 12,370      12,920








 See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(In thousands)
------------------


                                                         1997         1996
                                   		                      (unaudited)
Cash and equivalents provided by (used for):

Cash flows from operating activities:
Net income............................................$ 5,809      $ 5,201
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.......................    624	         617
  Deferred taxes......................................	  (631)        (208)

  Changes in assets and liabilities:
    Accounts receivable...............................    (49)       1,028
    Inventories.......................................	(1,212)        (710)
    Prepaid expenses and other assets................     133          286
    Accounts payable..................................	   (29)        (223)
    Accrued liabilities...............................	(3,746)      (3,552)
    Income taxes payable..............................	 2,526        1,883
    Accrued product warranty..........................    (61)          19
Net cash provided by operating activities.............  3,364        4,341

Cash flows from investing activities:
  Purchase of temporary cash investments.............. (4,450)      (7,600)
  Proceeds from maturities of temporary
	cash investments.....................................  6,000       11,300
  Purchase of property, plant and equipment...........   (302)        (468)
  Other...............................................     99           81
Net cash provided by investing activities.............  1,347        3,313

Cash flows from financing activities:
  Net change in notes payable to banks................    843        1,564
  Sale of common stock................................	   722          749
  Repurchase of common stock..........................(12,582)      (8,492)
  Other...............................................	     7           53
Net cash used for financing activities................(11,010)      (6,126)


Effect of exchange rate changes on cash...............    420           42

Net increase(decrease)in cash and equivalents......... (5,879)       1,570
Cash and equivalents, beginning of period............. 24,624       16,986

Cash and equivalents, end of period...................$18,745      $18,556

(continued)

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(In thousands)
------------------

                                                         1997       1996
                                          		               (unaudited)
(continued)
Supplemental disclosures of cash flow information:
  Income taxes paid.................................   $1,160     $  902
  Interest paid.....................................   $   41     $   20






































See notes to condensed consolidated financial statements.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------



1.  Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual
Report to Stockholders for the fiscal year ended
June 30, 1997.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1998.

2.  Inventories

Inventories consist of (in thousands):

                                         September 30,         June 30,
                                              1997               1997

 Finished goods                            $ 4,257             $3,720
 Work in process                             3,102              2,584
 Raw materials and subassemblies             3,158              3,175

                                           $10,517             $9,479

3.   Income Taxes

The effective income tax rate for the first three months of fiscal 1998 was 34.0%, down slightly from the 34.5% reported in the same period of fiscal 1997.

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

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." The Company is required to adopt SFAS No. 128 in the second quarter of fiscal 1998 and will restate at that time earnings per share
(EPS) data for prior periods to conform with SFAS No. 128. Earlier application is not permitted.

SFAS No. 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

If SFAS No. 128 had been in effect during the current and prior year periods, basic EPS would have been $.50 and $.42 for the quarters ended September 30, 1997 and 1996, respectively. Diluted EPS under SFAS No. 128 would have not been significantly different than EPS currently reported for the periods.

5.   Common Stock Repurchases

During the first three months of fiscal 1998, the Company repurchased 270,550 shares of its common stock on the open market compared with 239,500 shares repurchased in the first three months of the previous fiscal year. During all of fiscal 1997, the Company repurchased 791,739 shares.

DIONEX CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended September 30, 1997
and 1996

Net sales for the first quarter of fiscal 1998 were $33.9 million, an increase of 8% from the $31.5 million reported for the same period last year. The increase in sales reflects solid growth in Japan and North America. Business conditions in Europe showed some improvement during the quarter after several quarters of sluggish performance. Had currency rates been the same as in last year's first quarter, sales growth would have been 14%.

Gross margin for the first quarter of fiscal 1998 was 68.3%, down 1.1% from the 69.4% reported for the same period last year. The reduction in gross margin was due primarily to an unfavorable effect of currency fluctuations. There were no significant selling price changes between these periods.

Operating expenses of $14.7 million for the first quarter of fiscal 1998 were up $434,000, or 3%, from the $14.2 million reported in the same quarter last year. As a percentage of sales, operating expenses were 43% compared with 45% for the first quarter last year. Selling, general and administrative (SG&A) expenses increased $84,000, or 1%, to $11.6 million in the first quarter of fiscal 1998. The increase was due to higher personnel and related costs, higher selling costs and a new subsidiary in Austria, which was established effective January 1, 1997, partially offset by the favorable effect of currency fluctuations on international selling expenses.

Research and development (R&D) costs of $3.1 million were up 13% from the $2.8 million reported in the same period last year. The increase in costs was due to higher personnel and related costs and higher project material costs. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Interest income of $348,000 for the first quarter of fiscal 1998 was essentially unchanged from the $345,000 reported in the first quarter last year.

The effective tax rate for the first quarter of fiscal 1998 was 34.0%, compared with 34.5% in the first quarter a year ago. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business. The effective tax rate for fiscal 1998 is expected to be consistent with the first three months of fiscal 1998.

Net income in the first quarter of fiscal 1998 was $5.8 million, an increase of 12% from the $5.2 million reported for the same period last year. Net income per share rose $.07, or 18%, to $.47 compared with $.40 for the same period last year. Net income per share was favorably impacted by the Company's stock repurchase programs.

Liquidity and Capital Resources

The Company's liquidity and capital resources remained strong during the first three months of fiscal 1998. At September 30, 1998, the Company had cash and cash investments of $25.4 million.

During the first quarter of fiscal 1998, the Company repurchased
270,550 shares of its common stock compared with 239,500 shares repurchased in the first three months of last year. During all of fiscal 1997, the Company repurchased 791,739 shares.

At September 30, 1997, the Company's Japanese subsidiary had utilized approximately $820,000 of the Company's $14.5 million in committed bank lines of credit. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its $14.5 million bank lines of credit will be adequate to meet its cash requirements for fiscal 1998 and the foreseeable future.

The impact of inflation on Dionex Corporation's financial position and results of operations was not significant during the three months ended September 30, 1997.

Except for historical information contained herein, the above discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risks and uncertainties include: competition from other products, foreign currency fluctuations, general economic conditions, new product development, including market receptiveness, existing product obsolescence, fluctuation in worldwide demand for analytical instrumentation, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail in the Company's Form 10-K.

                    PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1  Dionex Corporation Stock Option Plan, as amended and restated.

     10.2  1988 Directors' Stock Option Plan, as amended and restated.

     27     Financial Data Schedule for the period ended September 30, 1997.

(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.




SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               DIONEX CORPORATION
                               (Registrant)



Date: October 31, 1997                         By: /s/ A. Blaine Bowman
                                                   A. Blaine Bowman
                                                   President, Chief Executive
                                                   Officer



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







11