Form 10-Q
period 1997-12-31
DIONEX CORP /DE
filed 1998-02-13
CIK 708850

This document consists of 15
                                      pages, of which this page
                                      is number 1.



FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
-------------------------------

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended December 31, 1997

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

                                        YES   X    NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 9, 1998:

	        CLASS                    NUMBER OF SHARES

     Common Stock                    11,406,208

DIONEX CORPORATION
INDEX


				PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                      		           Page


	      CONDENSED CONSOLIDATED BALANCE SHEETS
	      December 31, 1997 and June 30, 1997...................      3

	      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	      Three Months Ended December 31, 1997 and 1996.........      4

	      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	      Six Months Ended December 31, 1997 and 1996...........      5

	      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	      Six Months Ended December 31, 1997 and 1996...........     6-7

	      NOTES TO CONDENSED CONSOLIDATED FINANCIAL
	      STATEMENTS............................................     8-9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................    10-13


				PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.      14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................      14

SIGNATURES...................................................      15

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
-------------

                                                    December 31,   June 30,
         ASSETS                                         1997	        1997

                                                    (unaudited)
Current assets:
  Cash and equivalents (including invested cash
    of $14,204 at December 31, 1997 and $16,586
    at June 30, 1997)............................    $ 21,741     $ 24,624
  Temporary cash investments.....................       6,902        8,252
  Accounts receivable (net of allowance for
    doubtful accounts of $502 at December 31,
    1997 and $533 at June 30, 1997)..............      29,613       29,226
  Inventories....................................       9,396        9,479
  Deferred tax benefits..........................       7,607        7,136
  Prepaid expenses and other.....................       1,406        1,076
         Total current assets....................      76,665       79,793

Property, plant and equipment, net...............      29,688       30,225
Other assets ....................................       9,462        8,145
                                                     $115,815     $118,163

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................    $  3,077     $  4,442
  Accrued liabilities............................      18,237       18,639
  Income taxes payable...........................       6,587        4,905
  Accrued product warranty.......................       3,783        3,592
         Total current liabilities...............      31,684       31,578

Deferred taxes...................................       2,995        2,422
Stockholders' equity:
  Preferred stock (par value $.001 per share;
    1,000,000 shares authorized; none
    outstanding).................................          -	           -
  Common stock (par value $.001 per share;
    40,000,000 shares authorized; outstanding:
    11,530,111 shares at December 31, 1997 and
    11,847,030 shares at June 30, 1997)..........      36,259       36,323
  Retained earnings..............................      43,674       46,622
  Accumulated translation adjustments............      (1,871)        (996)
  Unrealized gain on securities..................       3,074        2,214
         Total stockholders' equity..............      81,136       84,163
                                                     $115,815     $118,163




See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
(In thousands, except per share amounts)
------------------




                                                        1997     1996
                                                         (unaudited)

Net sales......................................       $39,420  $36,600
Cost of sales..................................        12,353   11,084

Gross profit...................................        27,067   25,516

Operating expenses:
  Selling, general and administrative..........        12,346   12,284
  Research and product development.............         3,318    3,117

     Total operating expenses..................        15,664   15,401

Operating income...............................        11,403   10,115

Interest income................................           392      367
Interest expense...............................           (13)     (27)

Income before taxes on income..................        11,782   10,455
Taxes on income................................         4,006    3,607

Net income.....................................       $ 7,776  $ 6,848


Basic earnings per share.......................       $   .67  $   .57

Diluted earnings per share.....................       $   .63  $   .54


Shares used in computing per share amounts:

    Basic ....................................         11,591   12,073

    Diluted ..................................         12,275   12,698








 See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
(In thousands, except per share amounts)
------------------




                                                        1997     1996
                                                         (unaudited)

Net sales......................................       $73,353  $68,108
Cost of sales..................................        23,120   20,738

Gross profit...................................        50,233   47,370

Operating expenses:
  Selling, general and administrative..........        23,911   23,765
  Research and product development.............         6,425    5,874

     Total operating expenses..................        30,336   29,639

Operating income...............................        19,897   17,731

Interest income................................           740      712
Interest expense...............................           (54)     (48)

Income before taxes on income..................        20,583   18,395
Taxes on income................................         6,998    6,346

Net income.....................................       $13,585  $12,049


Basic earnings per share.......................       $  1.17  $   .99

Diluted earnings per share.....................       $  1.10  $   .94


Shares used in computing per share amounts:

  Basic .......................................        11,639   12,180

  Diluted .....................................        12,323   12,809








 See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
(In thousands)
------------------


                                                           1997      1996
                                                             (unaudited)
Cash and equivalents provided by (used for):

Cash flows from operating activities:
Net income............................................	  $13,585    $12,049
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.......................	    1,243      1,247
  Deferred taxes......................................	     (471)      (650)

  Changes in assets and liabilities:
    Accounts receivable...............................	   (1,836)      (899)
    Inventories.......................................	     (256)      (136)
    Prepaid expenses and other assets.................	     (367)       215
    Accounts payable..................................	   (1,295)      (543)
    Accrued liabilities...............................	     (243)    (1,962)
    Income taxes payable..............................	    1,771      1,750
    Accrued product warranty..........................	      219        238
Net cash provided by operating activities.............	   12,350     11,309

Cash flows from investing activities:
  Purchase of temporary cash investments..............	   (7,650)   (11,100)
  Proceeds from maturities of temporary
    	cash investments.................................	    9,000     18,399
  Purchase of property, plant and equipment...........	     (794)      (899)
  Other...............................................        13        (75)
Net cash provided by investing activities.............       569      6,325

Cash flows from financing activities:
  Net change in notes payable to banks................	       -        (270)
  Sale of common stock................................	    1,094      1,522
  Repurchase of common stock..........................	  (17,691)   (19,936)
  Other...............................................	        9         -
Net cash used for financing activities................	  (16,588)   (18,684)

Effect of exchange rate changes on cash...............	      786        423

Net decrease in cash and equivalents..................	   (2,883)      (627)
Cash and equivalents, beginning of period.............	   24,624     16,986

Cash and equivalents, end of period...................	  $21,741    $16,359
(continued)

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
(In thousands)
------------------


                                                      1997      1996
                                        		             (unaudited)
(continued)
Supplemental disclosures of cash flow information:
  Income taxes paid.................................	$5,787    $5,208
  Interest paid.....................................	$   55    $   50








































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

2.  Inventories

    Inventories consist of (in thousands):

                                    December 31,	    June 30,
                                        1997           1997

  Finished goods                       $3,798     	   $3,720
  Work in process                       2,935          2,584
  Raw materials and subassemblies       2,663          3,175

                                       $9,396     	   $9,479

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------



3.   Income Taxes

    	The effective income tax rate for the first half of fiscal 1998 was 34.0%, down slightly from the 34.5% reported in the first half of fiscal 1997.

4.   Net Income Per Share

     In February 1997, the Financial Accounting Board issued SFAS No. 128, Earnings Per Share. The Company adopted SFAS No.
     128 in the second quarter of fiscal 1998 and restated earnings per share data for prior periods to conform with the current presentation. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share(EPS).

     Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. The difference between the number of shares outstanding for basic and diluted earnings per share is due to stock options outstanding during the period.

5.   Common Stock Repurchases

     During the first half of fiscal 1998, the Company repurchased 373,950 shares of its common stock on the open market compared with 556,800 shares repurchased in the first half of the previous fiscal year. During all of fiscal
     1997, the Company repurchased 791,739 shares.

DIONEX CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended December 31, 1997 and
1996

Net sales for the three months ended December 31, 1997 were $39.4 million, an increase of 8% from the $36.6 million reported for the same period last year. The Company experienced solid sales growth throughout all three of the Company's major geographic regions: North America, Europe and Asia. Had currency rates been the same as in the second quarter of last year, sales growth would have been 13%.

Gross margin for the second quarter of fiscal 1998 was 68.7%, down 1.0% from the 69.7% reported in the same period last year. The reduction in gross margin was due primarily to an unfavorable effect of currency fluctuations and higher product costs. There were no significant selling price changes between these periods.

Operating expenses of $15.7 million for the second quarter of fiscal 1998 were up $263,000, or 2%, from the $15.4 million reported for the second quarter last year. As a percentage of sales, operating expenses in the second quarter were 40% compared with 42% for the same period last year. Selling, general and administrative expenses increased $62,000, or 1%, to $12.3 million in the three months ended December 31, 1997. The increase was due to higher selling costs and the costs related to the establishment of our Austrian subsidiary, effective January 1, 1997, partially offset by the favorable effect of currency fluctuations on international selling expenses.

Research and development (R&D) costs of $3.3 million increased
$201,000, or 6%, compared with the same period last year. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Interest income of $392,000 for the three months ended December
31, 1997 was essentially unchanged from the $367,000 reported for the second quarter last year.

The effective tax rate for the second quarter of fiscal 1998 was 34.0% compared with 34.5% for the same period last year. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business. The effective tax rate for the remainder of fiscal 1998 is expected to be consistent with the second quarter of fiscal 1998.

Net income in the second quarter of fiscal 1998 was $7.8 million, an increase of 14% from the $6.8 million reported in the second quarter last year. Basic earnings per share of $.67 increased $.10, or 18% compared with $.57 per share last year. Diluted earnings per share increased by $.09 per share, or 17%, to $.63 compared with $.54 reported for the second quarter last year. Basic and diluted earnings per share were favorably affected by the Company's stock repurchase program.

Results of Operations - Six months ended December 31, 1997 and
1996

Net sales for the six months ended December 31, 1997 were $73.4 million, an increase of 8% over the $68.1 million reported for the same period last year. The increase in sales was attributable to solid growth in North America and Asia. Sales growth in Europe improved during the six-month period. Currency fluctuations had an unfavorable effect on sales growth in the six-month period. Had currency rates remained the same as the first half of last year, sales growth would have been 13%.

Gross margin in the first half of fiscal 1998 was 68.5% compared with 69.6% in the first half last year. The reduction in gross margin was primarily attributable to the unfavorable effect of currency fluctuations and higher product costs. There were no significant selling price changes between these periods.

Operating expenses for the first six months of fiscal 1998 were $30.3 million, an increase of $697,000, or 2%, compared with the $29.6 million reported for the first six months last year. Operating expenses as a percentage of sales decreased to 41% in the first six months of fiscal 1998 compared with 44% in the same period last year. Selling, general and administrative expenses for the first six months of fiscal 1998 were $23.9 million, an increase of 1% compared with the $23.8 million reported for the same period last year. The increase was primarily due to higher personnel and related costs, higher domestic selling expenses and the establishment of our subsidiary in Austria, effective January 1, 1997, partially offset by the favorable effect of currency fluctuations.

R&D expenses for the six months ended December 31, 1997 were $6.4 million, an increase of $551,000, or 9%, from the $5.9 million reported in the same six-month period last year. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Interest income for the six months ended December 31, 1997 was $740,000, which was essentially unchanged from the $712,000 reported for the same period last year.

The effective tax rate for the first six months of fiscal 1998 was 34.0% compared with 34.5% for the same period last year. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business. The effective tax rate for the remainder of fiscal 1998 is expected to be consistent with the first half of fiscal 1998.

Net income in the first half of fiscal 1998 was $13.6 million, an increase of 13% from the $12.0 million reported in the same period last year. Basic earnings per share of $1.17 increased $.18, or 18%, compared with $.99 per share reported for the first half of last year. Diluted earnings per share increased by $.16 per share, or 17%, to $1.10 compared with $.94 reported for the same period last year. Basic and diluted earnings per share were favorably affected by the Company's stock repurchase program.

Liquidity and Capital Resources

The Company's liquidity and capital resources remained strong during the first half of fiscal 1998. At December 31, 1997, the Company had cash and cash investments of $28.6 million.

During the second quarter of fiscal 1998, the Company repurchased 103,400 shares of its common stock , bringing the total shares repurchased for the first six months of fiscal 1998 to 373,950. During fiscal 1997, the Company repurchased a total of 791,739 shares of its common stock.

At December 31, 1997, the Company had not utilized any of the $14.3 million available under its committed bank lines of credit. The Company believes that its cash flow from operations, its existing cash and cash investments and its bank lines of credit will be adequate to meet its cash requirements for the remainder of the fiscal year.

The impact of inflation on Dionex Corporation's financial position and results of operations was not significant during the six months ended December 31, 1997.

Except for historical information contained herein, the above discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risks and uncertainties include: competition from other products, foreign currency fluctuations, general economic conditions, new product development, including market receptiveness, existing product obsolescence, fluctuation in worldwide demand for analytical instrumentation, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail in the Company's Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On October 23, 1997, the Company held its annual meeting for the following purposes: (1) to elect directors, (2) to approve an amendment to the Dionex Corporation Stock Option Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 400,000 shares, (3) to approve an amendment to the 1988 Directors Stock Option Plan to extend the term of the plan to July 27, 2007 and to make certain administrative changes, and (4) to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for its fiscal year ending June 30, 1998. A description of these matters is contained in the Company's Proxy Statement, dated September 12, 1997, relating to the 1997 Annual Meeting of Stockholders.

     There were 11,688,311 shares of the Company's common stock entitled to vote at the Annual Meeting of Stockholders based on the September 8, 1997 record date. The Company solicited proxies pursuant to Regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees for directors as listed in the proxy statement. Each director received a minimum of 10,346,253 votes which represented at least 89% of the outstanding common shares entitled to vote.

     The shareholders approved the amendment to the Company's Stock Option Plan, increasing the aggregate number of shares under the plan with 8,149,620 votes for, 1,988,048 votes against and 232,381 votes abstaining. The shareholders also approved the amendment to the Directors Stock Option Plan, with 9,865,808 votes for, 258,708 votes against and 245,533 votes abstaining.

     The shareholders voted to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for its fiscal year ending June 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibits are filed with the Company's
              Form 10-Q.

        Exhibit		          Description

          27       	Financial Data Schedule for the
                    period ended December 31, 1997

         (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                            DIONEX CORPORATION
                            (Registrant)


Date: February 9, 1998 	   By: /s/ A. Blaine Bowman
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