Form 10-Q
period 1998-03-31
DIONEX CORP /DE
filed 1998-05-15
CIK 708850

This document consists of 15
                       						    pages, of which this page
                       						    is number 1.



FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
-------------------------------

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended March 31, 1998

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

                                        YES   X    NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1998:

	        CLASS                    NUMBER OF SHARES

     Common Stock                    11,261,330

DIONEX CORPORATION
INDEX


PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                      		     Page

       CONDENSED CONSOLIDATED BALANCE SHEETS
       March 31, 1998 and June 30, 1997..................   3

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       Three Months Ended March 31, 1998 and 1997........   4

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       Nine Months Ended March 31, 1998 and 1997.........   5

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       Nine Months Ended March 31, 1998 and 1997.........  6-7

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL
       STATEMENTS........................................ 8-10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS............. 10-14


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................   15

SIGNATURES...............................................   15

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
-------------

                                                   March 31,   June 30,
         ASSETS                                      1998	       1997
                                                  (unaudited)
Current assets:
  Cash and equivalents (including invested cash
    of $10,079 at March 31, 1998 and $16,586
    at June 30, 1997)............................  $ 19,004   $ 24,624
  Temporary cash investments.....................     4,850      8,252
  Accounts receivable (net of allowance for
    doubtful accounts of $548 at March 31,1998
    and $533 at June 30, 1997)...................    31,104     29,226
  Inventories....................................     9,771      9,479
  Deferred taxes.................................     7,651      7,136
  Prepaid expenses and other.....................     1,763      1,076
         Total current assets....................    74,143     79,793

Property, plant and equipment, net...............    29,434     30,225
Other assets ....................................     8,771      8,145
                                      			   	      $112,348   $118,163

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks.........................  $    750   $    -
  Accounts payable...............................     4,557      4,442
  Accrued liabilities............................    16,714     18,639
  Income taxes payable...........................     5,655      4,905
  Accrued product warranty.......................     3,810      3,592
         Total current liabilities...............    31,486     31,578

Deferred taxes...................................     2,689      2,422
Stockholders' equity:
  Preferred stock (par value $.001 per share;
    1,000,000 shares authorized; none
    outstanding).................................        -         -
  Common stock (par value $.001 per share;
    40,000,000 shares authorized; outstanding:
    11,388,583 shares at March 31, 1998 and
    11,847,030 shares at June 30, 1997)..........    39,244     36,323
  Retained earnings..............................    38,501     46,622
  Accumulated translation adjustments............    (2,188)      (996)
  Net unrealized gain on securities..............     2,616      2,214
         Total stockholders' equity..............    78,173     84,163
                                                   $112,348   $118,163




See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(In thousands, except per share amounts)
------------------



                                                     1998     1997
                                                      (unaudited)

Net sales......................................    $38,404  $36,646
Cost of sales..................................     12,134   11,044

Gross profit...................................     26,270   25,602

Operating expenses:
  Selling, general and administrative..........     11,706   11,784
  Research and product development.............      3,471    3,397

     Total operating expenses..................     15,177   15,181

Operating income...............................     11,093   10,421

Interest income................................        325      310
Interest expense...............................        (27)     (18)

Income before taxes on income..................     11,391   10,713
Taxes on income................................      3,873    3,697

Net income.....................................    $ 7,518  $ 7,016

Basic earnings per share.......................    $   .66  $   .59

Diluted earnings per share.....................    $   .62  $   .55

Shares used in computing per share amounts:

     Basic.....................................     11,403   11,946

     Diluted...................................     12,089   12,644












 See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED MARCH 31, 1998 AND 1997
(In thousands, except per share amounts)
------------------


                                                   1998      1997
                                                    (unaudited)

Net sales.....................................  $111,757  $104,754
Cost of sales.................................    35,254    31,782

Gross profit..................................    76,503    72,972

Operating expenses:
  Selling, general and administrative.........    35,617    35,549
  Research and product development............     9,896     9,271

     Total operating expenses.................    45,513    44,820

Operating income..............................    30,990    28,152

Interest income...............................     1,065     1,022
Interest expense..............................       (81)      (66)

Income before taxes on income.................    31,974    29,108
Taxes on income...............................    10,871    10,043

Net income....................................  $ 21,103  $ 19,065


Basic earnings per share......................  $   1.83  $   1.58

Diluted earnings per share....................  $   1.72  $   1.49

Shares used in computing per share amounts:

  Basic.......................................    11,560    12,102

  Diluted.....................................    12,245    12,754










 See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1998 AND 1997
(In thousands)
------------------

                                                        1998      1997
                                       		                (unaudited)
Cash and equivalents provided by (used for):

Cash flows from operating activities:
Net income............................................$21,103   $19,065
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.......................  1,892	    1,886
  Deferred taxes......................................   (516)     (517)

  Changes in assets and liabilities:
    Accounts receivable...............................	(3,800)   (3,278)
    Inventories.......................................	  (736)   (1,126)
    Prepaid expenses and other assets.................	  (758)       98
    Accounts payable..................................	   222       963
    Accrued liabilities...............................	(1,680)   (1,298)
    Income taxes payable..............................	   817       720
    Accrued product warranty..........................	   259       478
Net cash provided by operating activities.............	16,803    16,991

Cash flows from investing activities:
  Purchase of temporary cash investments..............(11,000)  (14,600)
  Proceeds from maturities of temporary
     cash investments................................. 14,402    24,899
  Purchase of property, plant and equipment........... (1,266)   (2,150)
  Other...............................................    (81)     (124)
Net cash provided by investing activities.............  2,055     8,025

Cash flows from financing activities:
  Net change in notes payable to banks................	   750     1,044
  Sale of common stock................................	 4,900     5,212
  Repurchase of common stock..........................(31,203)  (25,599)
  Other...............................................     19        21
Net cash used for financing activities................(25,534)  (19,322)

Effect of exchange rate changes on cash...............	 1,056       910

Net increase(decrease)in cash and equivalents........	 (5,620)    6,604
Cash and equivalents, beginning of period............. 24,624	   16,986

Cash and equivalents, end of period...................$19,004   $23,590
(continued)

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1998 AND 1997
(In thousands)
------------------


                                                   1998     1997
                                		                  (unaudited)
(continued)
Supplemental disclosures of cash flow information:
  Income taxes paid..............................	$ 8,610  $ 8,199
  Interest paid.................................. $    79  $    64



































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

2.  Inventories

    Inventories consist of (in thousands):

                                      March 31,	      June 30,
                                        1998           1997

      Finished goods                   $3,622 	       $3,720
      Work in process                   3,561          2,584
      Raw materials and subassemblies   2,588          3,175

                                       $9,771         $9,479

3.   Income Taxes

     The effective income tax rate for the first nine months of fiscal 1998 was 34.0%, down slightly from the 34.5% reported in the same period of fiscal 1997.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------



4.   Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. The Company adopted SFAS No. 128 in the second quarter of fiscal 1998 and restated earnings per share data for prior periods to conform with the current presentation. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share (EPS).

     Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. For the Company, the difference between the number of shares outstanding for basic and diluted earnings per share is due to stock options outstanding during the period.

5.   Recently Issued Accounting Standards

     During June 1997, the Financial Accounting Standards Board (Board) issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which requires that the Company report comprehensive income in the financial statements, in addition to net income. For the Company, the primary differences between net income and comprehensive income will be foreign currency translation adjustments and changes in net unrealized gains on securities available for sale. The Board also issued Statements of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which establishes annual and interim reporting standards for an enterprise's operating segments. It also establishes standards for related disclosures about products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------



 6.  Common Stock Repurchases

     During the first nine months of fiscal 1998, the Company repurchased 633,225 shares of its common stock on the open market compared with 679,450 shares repurchased in the first nine months of the previous fiscal year. During all of fiscal 1997, the Company repurchased 791,739 shares.

DIONEX CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    	    CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended March 31, 1998
and 1997

Net sales for the three months ended March 31, 1998 were $38.4 million, an increase of 5% from the $36.6 million reported for the same period last year. The Company experienced sales growth in its North American and European markets. Sales in our Asian markets were lower due to the financial turmoil which created economic uncertainty. Had currency rates been the same as in the third quarter of last year, sales growth would have been 9%.

Gross margin for the third quarter of fiscal 1998 was 68.4%, compared with the 69.9% reported in the same period last year. The reduction in gross margin was due primarily to an unfavorable effect of currency fluctuations and higher product costs. There were no significant selling price changes between these periods.

Operating expenses of $15.2 million for the third quarter of fiscal 1998 were unchanged from the prior year. As a percentage of sales, operating expenses in the current quarter were 40% compared with 41% for the same period last year.

Selling, general and administrative expenses decreased $78,000, or 1%, to $11.7 million in the three months ended March 31, 1998.
The decrease was mainly due to the favorable effect of currency fluctuations on international selling expenses.

Research and development (R&D) costs of $3.5 million increased
$74,000, or 2%, compared with the same period last year. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Interest income of $325,000 for the three months ended March 31, 1998 was essentially unchanged from the $310,000 reported for the third quarter last year.

The effective tax rate for the third quarter of fiscal 1998 was 34.0%, compared with 34.5% for the same period last year. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business. The effective tax rate for the remainder of fiscal 1998 is expected to be consistent with the first nine months of fiscal 1998.

Net income in the third quarter of fiscal 1998 was $7.5 million, an increase of 7% from the $7.0 million reported in the third quarter last year. Basic earnings per share of $.66 increased $.07, or 12%, compared with $.59 per share last year. Diluted earnings per share increased by $.07 per share, or 13%, to $.62 compared with $.55 reported for the third quarter last year. Basic and diluted earnings per share were favorably affected by the Company's stock repurchase program.

Results of operations - Nine Months Ended March 31, 1998
and 1997

Net sales for the nine months were $111.8 million, an increase of 7% over the $104.8 million reported for the same period last year. The increase in sales was attributable to growth in North America and a continued strengthening in Europe. Business in our Asian markets was weak due to the financial uncertainties in that area. Currency fluctuations had an unfavorable effect on sales growth in the nine-month period. Had currency rates remained the same as the first nine months of last year, sales growth would have been 12%.

Gross margin in the first nine months of fiscal 1998 was 68.5%, down 1.2% from the 69.7% reported in the first nine months of fiscal 1997. The decline in gross margin is attributable to an unfavorable effect of currency fluctuations and higher product costs. There were no significant selling price changes between these periods.

Operating expenses of $45.5 million for the first nine months of fiscal 1998 increased less than 2% from the $44.8 million reported for the first nine months last year. Operating expenses as a percentage of sales decreased to 41% from the 43% of sales reported last year.

SG&A expenses for the first nine months of fiscal 1998 increased less than 1%, from $35.5 million to $35.6 million. Increases in personnel and related costs, were partially offset by the effect of currency fluctuations on international selling expenses. SG&A expenses were 32% of sales for the first nine months of fiscal 1998 compared with 34% for the same period last year.

R&D expenses for the first nine months were $9.9 million, an increase of $625,000, or 7%, from the $9.3 million reported for the same period last year. The increased costs were primarily attributable to personnel and related costs and project materials. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Interest income for the first nine months of fiscal 1998 was up slightly to $1.1 million from $1.0 million reported for the same period last year.

The effective income tax rate was 34.0% in the first three quarters of fiscal 1998, compared to 34.5% in the prior year's first three quarters. Variations in the tax rate reflect variations in the mix of taxable income among the various tax jurisdictions in which the Company does business. The effective tax rate for the remainder of fiscal 1998 is expected to be consistent with the rate for the first nine months.

Net income of $21.1 million increased $2.0 million or 11%, from the first three quarters of fiscal 1997. Basic earnings per share grew $.25, or 16%, to $1.83 compared with $1.58 for the same period last year. Diluted earnings per share increased by $.23, or 15%, to $1.72 compared with $1.49 reported for the first nine months of the prior year. Basic and diluted earnings per share were favorably impacted by the Company's stock repurchase program.

Liquidity and Capital Resources

The Company's liquidity and capital resources remained strong during the first nine months of fiscal 1998. At March 31, 1998, the Company had cash and cash investments of $23.9 million.

During the third quarter of fiscal 1998, the Company repurchased 259,275 shares of its common stock, bringing the total shares repurchased for the first nine months of fiscal 1998 to 633,225. During fiscal 1997, the Company repurchased a total of 791,739 shares of its common stock.

At March 31, 1998, the Company's Japanese subsidiary had utilized $750,000 of the $14.2 million available to the Company under its committed bank lines of credit. The Company believes that its cash flow from operations, its existing cash and cash investments and unutilized portion of its bank lines of credit will be adequate to meet its cash requirements for the remainder of the fiscal year.

The impact of inflation on Dionex Corporation's financial position and results of operations was not significant during the nine months ended March 31, 1998.

Except for historical information contained herein, the above discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risks and uncertainties include: general economic conditions, foreign currency fluctuations, competition from other products, new product development, including market receptiveness, existing product obsolescence, fluctuation in worldwide demand for analytical instrumentation, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail in the Company's Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                    PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibits are filed with the Company's
              Form 10-Q:

    Exhibit        Description

      2.7          Financial Data Schedule for the
                   period ended March 31, 1998

(b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.


SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                            DIONEX CORPORATION
                            (Registrant)


Date: May 11, 1998 	        By:/s/ A. Blaine Bowman
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













15