Form 10-K405
period 1998-06-30
DIONEX CORP /DE
filed 1998-09-28
CIK 708850

Page 1 of 27



UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
----------------------------------
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended June 30, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on September 23, 1998 (based upon the closing price of such stock as of such date) was $522,351,716.

As of September 23, 1998, 22,210,656 shares of the Registrant's
Common Stock were outstanding.

Portions of the Registrant's 1998 Annual Report to Stockholders are incorporated by reference in Parts I, II and IV of this Report. Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 22, 1998 are incorporated by reference in Part III of this Report.

PART I

Item 1.  BUSINESS

	   Dionex Corporation* designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. The Company's products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications. Since July 1, 1997, there have been no material changes in the mode of conducting the business of the Company.

	   Industry Segment Information

	   The Company operates in a single industry segment consisting of analytical instruments and related services.

	   Products

	   Dionex develops, manufactures, markets and services a range of chromatography systems, sample preparation devices and related products that are used by chemists to separate and quantify the individual components of complex chemical mixtures in many major industrial, research and laboratory markets.
Typically, the Company's chromatography systems consist of several components including a specially designed liquid pumping and flow system, a sample injection system, a separator column, a suppressor or other post-column device, a detector and a data collection and analysis system. These components are designed to be modular so that systems can be configured to meet the particular analytical requirements of individual customers. Moreover, individual components may be sold separately to existing customers that wish to expand their systems.

	   The Company's chromatography systems are currently focused in several product areas: ion chromatography (IC), high performance liquid chromatography (HPLC) and sample extraction.
In addition to these product areas, the Company develops and manufactures columns, detectors, data analysis systems and other products. Each of these product areas is described below.

Ion Chromatography and HPLC - Ion Chromatography is a form of chromatography that separates ionic (charged) molecules, usually found in water-based solutions, and typically separates and detects them based on their electrical conductivity. The sale of Dionex IC systems and related columns, suppressors, detectors, automation and other products accounts for a majority of the Company's revenues.
     _________________________
     *	Unless the context otherwise requires, the terms
		"Dionex" and "the Company" as used herein include Dionex Corporation, a Delaware corporation, and its subsidiaries. Dionex was initially incorporated in California in 1980. In 1986, the Company reincorporated in Delaware.

	  Dionex IC products are used in a wide range of applications, including environmental monitoring, corrosion monitoring, evaluation of raw materials, quality control of industrial processes, quality control of pharmaceutical and industrial products, research and development, and regulation of the chemical composition of food, beverage and cosmetic products. Major customers include environmental testing laboratories, life science and food companies, chemical and petrochemical firms, power generating facilities, electronics manufacturers, government agencies and academic institutions.

HPLC is a form of chromatography that separates molecules such as proteins, carbohydrates, amino acids, pharmaceuticals and chemicals and identifies them by measuring the amount of light that the molecules absorb or emit when exposed to a light source.
The Company's customers include biological research and biotechnology groups, pharmaceutical and other industrial companies.

	  In fiscal 1994, the Company introduced the DX-500 Series of chromatography systems for IC and HPLC in the North American and European markets. In fiscal 1995, the DX-500 line was introduced in Japan and is now marketed worldwide. The modular, high performance system offers various configurations designed to meet the needs of numerous IC and HPLC applications. The DX-500 Series offers both quaternary gradient and isocratic pump capabilities, in either PEEK (polyetheretherketone) or stainless steel and several detection modes based on conductivity, electrochemistry and optical absorbance. This versatility of detection and pumping capabilities allows customers to perform a wide range of IC and HPLC applications. In March 1997, the Company introduced the LC25 oven, an oven that features both conductive and convective heating to facilitate temperature control of columns, cells and suppressors. In April 1998,the Company enhanced the DX-500 product line by introducing the GP50 and IP25 pumps. These pumps are the second generation of pumps in the DX-500 product line and are designed to provide more reliable flow and gradient accuracy and precision. In March 1998, the Company introduced the EG40
Eluent Generator, a module for use with the DX-500 system.  The
EG40 generates high-purity eluents on-line using only deionized water as the carrier. The benefits of the on-line eluent generation is improved results by eliminating interferences, enhancing sensitivity and providing greater flexibility.

	  In fiscal 1996, the Company introduced the DX-120, a cost-effective IC system for customers that need simple, dedicated instrumentation for routine ion analysis. The DX-120 was designed for improved reliability and automation, allowing for quick set-up, simple operation and high quality isocratic performance. The DX-120 is marketed worldwide.

	  In fiscal 1998, the Company began shipping the DX-800, the next generation continuous on-line monitoring system. The DX-800 uses industry standard PC-based automation, similar to that used in laboratory chromatography. Major applications for the Company's DX-800 are in the power industry for the continuous monitoring of corrosive contaminants in boiler water, the semiconductor industry for continuous monitoring of contaminants in high purity water and continuous monitoring of biological and chemical synthesis processes. The DX-800 is marketed worldwide.

Sample Extraction - The Company offers the ASETM 200 system for automated sample extraction. In fiscal 1995, the Company introduced this new extraction technology called Accelerated Solvent Extraction or ASE. The ASE 200 system extracts solid samples using common solvents at elevated temperatures and pressures. The ASE 200 system extracts solid samples in an automated fashion using the same solvents used in traditional soxhlet techniques. Competitive techniques include soxhlet, sonication, microwave extraction and supercritical fluid extraction. The ASE 200 system offers several advantages over other solvent based extraction techniques including lower solvent consumption, reduced extraction time, higher throughput through automation and ease of use. ASE 200 systems are used worldwide for a number of environmental, industrial and food and beverage applications. In March 1997, the Company enhanced its ASE 200 system by introducing the ASE 200 Solvent Controller Module, which automates the delivery of multiple solvents to the ASE 200 system, and Auto ASE, an add-on software feature which allows control of up to eight ASE 200 systems from one location, as well as methods storage and documentation.

Automation Products - As part of its efforts to make chemical analyses simpler, faster and more reliable, Dionex offers a family of products that automate sample handling, system operation and data analysis for chromatography systems. These products include the PeakNet and PeakNet PA for Process Analysis. In addition, automated sample injectors are available.

	  In fiscal 1994, the PeakNet PC-based Chromatography Workstation was introduced. PeakNet is the Company's latest release of Windows-based applications for chromatography. PeakNet Workstations are multi-featured, high performance computer systems that automate control, data acquisition, analysis and reporting for the DX-120, DX-500 and DX-800 systems. In fiscal 1996, the Company introduced PeakNet 4.3, which offered new capabilities including data smoothing options to reduce noise and enhanced reporting formats to meet the changing documentation requirements of our customers. In fiscal 1997, the Company introduced its latest version of the software, PeakNet 5.0, a new generation 32-bit automation product designed for use with Windows 95 and Windows NT. In March 1998, the Company enhanced its PeakNet chromatography software by introducing PeakNet 5.1. This release added new capabilities to the PeakNet software, including full control and support of the EG40 and enhanced reporting capabilities.

	  In fiscal 1994, the universal interface (UI20) module was added to PeakNet. It allows PeakNet workstations to accept data from other Dionex instruments, as well as instruments manufactured by other vendors. A revision of the PeakNet software was also introduced at that time to support the new interfacing capabilities.

	  Also in fiscal 1994, a new Automated Sample Injection module (AS40) was introduced. The AS40 can be used with the DX-
120 and DX-500 series.

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

	Several consumable products were introduced in fiscal 1998, including the IonPac AS11-HC for determination of organic and inorganic acid anions in diverse matrices and the IonPac AS15 for determination of trace level concentrations of a wide variety of inorganic anions and low molecular weight organic acids in the power and semiconductor markets. In addition, the Company introduced the IonPac ICE-Borate and Trace Borate Concentrator columns for determination of borate at low parts-per-trillion concentrations in ultra high-purity water samples.

	These products follow a steady stream of columns and chemistries introduced in the previous two years, including the IonPac AS9-HC, IonPac CS15, IonPac AS14, IonPac CS5A and CarboPac
PA10.  These products cover a range of applications.

	In addition to columns, Dionex manufactures suppressors that are used to enhance detection in ion chromatography. The Company has proprietary positions in the technology of suppression used in ion chromatography as well as in the application of suppression techniques. The Company's suppressors lower background conductivity while allowing separations using higher capacity columns and more concentrated eluents (liquids used to carry a sample through a liquid chromatography system). In fiscal 1993, Dionex enhanced its suppression technology with the introduction of a new AutoSuppression product. The product, called the Self-Regenerating Suppressor (SRSTM), enhances IC performance while operating with low maintenance requirements. In fiscal 1997, the Company introduced the SRS-II, designed to allow use with a wide range of solvents at various temperatures.

In March 1998, the Company introduced the SRS-Ultra, the next generation in the SRS line of suppressors. The SRS-Ultra provides superior performance for trace level ion chromatography.

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

	The second component of the Company's marketing strategy is to work closely with existing and potential customers to develop new applications. Technical support staff assist such customers in problem definition, development of new applications needed to solve problems and providing user training and ongoing user support. By combining this support function with direct sales efforts, the Company works to increase the range of applications and the potential market for its products.

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

	The Company's products are used extensively in environmental analysis and by the pharmaceutical, life science, biotechnology, chemical, petrochemical, power generation, food and beverage and electronics industries. Its customers include a number of the largest industrial companies worldwide, as well as government agencies, research institutions and universities. Geographically, sales to customers outside of North America accounted for 57% of consolidated sales in fiscal 1998 and 61% of consolidated sales in both fiscal 1997 and fiscal 1996. No single customer accounted for 10% or more of the Company's sales in fiscal 1998, 1997 or 1996.

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

	Dionex manufactures its products based upon its forecast of customer demand and maintains inventories of completed modules in advance of receipt of firm orders from its customers. Orders are generally placed by the customer on an as-needed basis, and products are usually shipped within four to six weeks after receipt of an order. Dionex does not maintain a substantial backlog, and backlog as of any particular date may not be indicative of the Company's actual sales in any succeeding period. The level of backlog at June 30, 1998 was $18.4 million and at June 30, 1997 was $19.0 million.

	Competition

	Competition in the Company's business segment is based upon the performance capabilities of the analytical instrument, technical support and after-market service, the manufacturer's reputation as a technological leader and the selling price. Management believes that performance capabilities are the most important of these criteria. Customers measure system performance in terms of sensitivity (the ability to discern minute quantities of a particular sample component), selectivity (the ability to distinguish between similar components), speed of analysis and the breadth of samples that the system can effectively analyze. Management believes that Dionex enjoys a favorable reputation in terms of performance capabilities, technical support and service.

	Companies competing with Dionex in the analytical instruments market include Hewlett-Packard Company, Perkin-Elmer Company,
Varian Associates, Inc., Shimadzu Corporation, Thermo Instruments and Waters Corporation. The Company believes no single competitor has a dominant position in the analytical instruments market. The Company believes it has a major position in IC, one of many different analytical techniques. Competitors of the Company in IC include HPLC vendors such as Hewlett-Packard Company, Waters Corporation, Alltech Associates, Lachat and other smaller companies.

	Dionex IC systems generally compete with a number of analytical techniques used in identifying and quantifying ionic and polar compounds. The two primary sources of competition for ion chromatography are conventional manual and automated wet chemistry procedures and certain modified liquid chromatography systems. Some suppliers of liquid chromatography systems have developed a single column ion chromatography (SCIC) method that does not use a suppressor device. SCIC methods compete favorably with Dionex ion chromatography for the analysis of a limited number of ions and in situations when chemical composition of the sample is not complex or when high sensitivity is not required. The introduction in 1993 by the Company of AutoSuppression technology considerably improves the ease of use of chemical suppression. In addition to SCIC products, the Company's competitors also offer other products to compete in ion analysis and chromatography products using technology similar to that offered by the Company in earlier generation modules during the 1980's.

	The Company's DX-500 Series competes directly with other manufacturers' HPLC systems in certain traditional HPLC applications. Dionex is a relatively new entrant in the highly competitive HPLC and biological separations markets. Nonetheless, management believes that the DX-500 Series has certain benefits over competing systems, including a non-metallic flow path and the capability of performing gradient ion chromatography, as well as HPLC, on a single analytical system.

	The Company's ASE 200 competes directly with standard soxhlet, sonication, supercritical fluid extraction and microwave extraction techniques provided by other companies. Management believes that the ASE 200, has certain benefits compared to competing techniques, including faster extraction time, reduced solvent usage and built-in automation.

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

	Patents and Licenses

	The Company has an extensive patent portfolio, including exclusive licenses to patents from the Dow Chemical Company ("Dow") (except for rights retained by Dow and its subsidiaries) covering certain of the Company's products. The primary benefits of patents are presently limited to the United States and certain other foreign countries where patents have been issued. With regard to the Dow licenses,Dow and its subsidiaries reserve the right to practice the patents, and Dow has made products covered by the patent rights for its own use. The Company believes that Dow has not made products covered by the patent rights for sale to third parties.

	As a matter of Company policy, the Company vigorously protects its intellectual property rights and seeks patent coverage on all developments that it regards as material and patentable. However, there can be no assurances that any patents held by the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The Company's patents, including those licensed from others, expire on various dates through 2011. The Company believes that, while its patent portfolio has value, no single patent or patent application is in itself essential and that the invalidity or expiration of any single patent would not have a material adverse effect on its business.

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

	International Operations

	Financial information about foreign and domestic operations and export sales required by Item 1 of Form 10-K is incorporated by reference to Note 11 of the Notes to Consolidated Financial Statements at page 37 of the Registrant's 1998 Annual Report to Stockholders. A copy of the applicable page is included as
Exhibit 13.1.

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

	Research and Development

	The Company's research and development efforts are focused on increasing the performance of its chromatography and other products and expanding the number of chemical compounds that can be analyzed efficiently with its products. Research and product development expenditures were $13.3 million, $12.5 million and $11.5 million in fiscal 1998, 1997 and 1996, respectively. The Company pursues active development programs in the areas of system hardware, applications, computer software, suppressors, resin and column technologies. There can be no assurances that the Company's product development efforts will be successful or that the products developed will be accepted by the marketplace.

	Environmental Laws and Regulations

	Compliance by the Company with federal, state and local environmental laws during fiscal 1998 had no material effect upon capital expenditures, earnings or its competitive position.

	Employees

	Dionex had 715 employees at June 30, 1998, compared with 685 employees at June 30, 1997. The Company believes that its future success depends in large part upon its continued ability to attract and retain highly skilled employees.

Item 2.   PROPERTIES

		As of September 23, 1998 the Company owned nine buildings in Sunnyvale, California, providing 252,000 square feet of space utilized for Administration, Marketing, Sales, Service, Research and Product Development and Manufacturing. The Company also owns a building utilized for Sales, Service and Administration in Idstein, Germany.

		The Company leases sales and service offices in:
		Atlanta, Georgia; Houston, Texas; Westmont, Illinois; Marlton, New Jersey; Sunnyvale, California; and in the United Kingdom, Germany, France, Italy, the Netherlands, Belgium, Switzerland, Austria, Japan and Canada. In addition, the Company leases marketing and research and development offices in Salt Lake City, Utah.

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


Item 3.  LEGAL PROCEEDINGS

	    None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	    No matters were submitted to a vote of security holders during the quarter ended June 30, 1998.


	Executive Officers of the Registrant

	The following table lists the names and positions of all current executive officers of the Company, and their ages as of September 18, 1998. Except as noted below, there are no other family relationships between any director or executive officer and any other director or executive officer of the Registrant. Executive officers serve at the discretion of the Board of Directors.

          Name		          Age              Positions

	A. Blaine Bowman(1)	     	52		President, Chief Executive
                       								Officer and Director

	Barton Evans, Jr.        	50		Senior Vice President

	Nebojsa Avdalovic	       	63		Vice President

	Bruce L. Barton	         	39		Vice President

	Brent J. Middleton(1)    	41		Vice President

	Christopher Pohl	        	47     	Vice President

	Michael W. Pope	         	32		Vice President

	(1) Mr. Bowman and Mr. Middleton are cousins.

	Mr. Bowman has served as the Registrant's President and Chief Executive Officer and as a director since the Registrant began operations in 1980. Mr. Bowman is also a director of Molecular
Devices Corporation.

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


PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
	    STOCKHOLDER MATTERS

	    The information required by Item 5 of Form 10-K is incorporated by reference to the information contained in the section captioned "Supplemental Information" at page 40 of the Registrant's 1998 Annual Report to Stockholders. A copy of the applicable page is attached hereto as Exhibit 13.1.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

	    The information required by Item 6 of Form 10-K is incorporated by reference to the information contained in the section captioned "Selected Financial Information" at page 24 of the Registrant's 1998 Annual Report to Stockholders. A copy of the applicable page is attached hereto as Exhibit 13.1.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the consolidated income statement items as a percentage of sales.

PERCENTAGE OF NET SALES

Years ended June 30			            		1998	    	1997	     	1996

Net sales						                    100.0%    100.0%     100.0%
Cost of sales					                  31.5	     30.6	      31.1
Gross profit					                   68.5	     69.4	      68.9
Selling, general and administrative 31.7      33.3	      34.8
Research and product development	    8.8       8.8	       8.7
Operating income				                28.0	     27.3	      25.4
Other income					                    -	        - 	        0.8
Interest income, net			               .8	       .9	       1.4
Income before taxes				             28.8	     28.2	      27.6
Taxes on income				                  9.8	      9.7	       9.6
Net income					                     19.0%    	18.5%	     18.0%


NET SALES AND GROSS PROFIT. In fiscal 1998, Dionex reported record sales and earnings for the 18th consecutive year. The Company's consolidated sales in fiscal 1998 were $150.5 million, an increase of 6% compared with $142.1 million in fiscal 1997. Sales in fiscal 1996 were $133.0 million. The Company is subject to the effects of foreign currency fluctuations, which can have an impact on reported sales and gross profits. Currency fluctuations reduced reported sales by 4% in both fiscal 1998 and fiscal 1997. Sales growth in fiscal 1998 was fueled by strong growth in North America and Europe in local currencies. However, a strengthening U.S. dollar reduced the results in Europe. Sales in the Far East declined slightly due to the Asian financial crisis and a stronger U.S. dollar. Sales growth in fiscal 1997 was split evenly between our North American and international markets, with solid growth in the Far East offset by some weakness in certain of our European markets. The Company anticipates that the financial crisis in Asia will continue to have an unfavorable impact on sales growth for the near future.

Sales outside of North America accounted for 57% of consolidated sales in fiscal 1998 and 61% of consolidated sales in fiscal 1997 and fiscal 1996. The Company sells directly through its sales forces in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Austria, Japan, Canada and the United States. Direct sales accounted for 90% of consolidated sales in fiscal 1998, compared to 88% in fiscal 1997 and 89% in fiscal 1996. International distributors and representatives in Europe, the Far East and other international markets accounted for the balance of consolidated sales. There were no significant price changes during the three-year period.

Gross profit as a percentage of consolidated sales was 68.5% in fiscal 1998, compared with 69.4% in fiscal 1997 and 68.9% in fiscal 1996. The decrease in gross profit in fiscal 1998 was attributable to a stronger U.S. dollar. The increase in gross profit in fiscal 1997 was attributable to increased sales of higher-margin products and lower manufacturing costs, partially offset by the negative effect of currency fluctuations.

OPERATING EXPENSES. Selling, general and administrative ("SG&A") expenses as a percentage of net sales decreased to 31.7% in fiscal 1998, compared with 33.3% in fiscal 1997 and 34.8% in fiscal 1996. SG&A expenses increased 1% in fiscal 1998 to $47.7 million compared with $47.3 million in fiscal 1997, due to higher personnel and related costs, partially offset by the effect of currency fluctuations.

Fiscal 1997 SG&A expenses increased 2% to $47.3 million compared with $46.3 million in fiscal 1996. The increase was due to the establishment of a new direct sales subsidiary in Austria in January 1997, increased selling costs and higher personnel-related costs, partially offset by the effect of currency fluctuations. The Company anticipates that SG&A expenses will be in the range of 31% to 34% of sales in the near term. Research and product development expenses were 8.8% of consolidated sales in fiscal 1998, unchanged from fiscal 1997, and slightly higher than the 8.7% reported in fiscal 1996. Research and product development expenses in fiscal 1998 were $13.3 million, an increase of 6% compared with $12.5 million in fiscal 1997. The increase was due to higher personnel and related costs and higher project material costs associated with various product development projects. Research and product development expenses in fiscal 1997 increased 9% from the $11.5 million reported in fiscal 1996. Research and product development spending depends on both the breadth of the Company's research and product development efforts and the stage of specific product development projects. The Company expects the level of research and product development expense to remain in the range of 8% to 10% of sales in the near term.

OTHER INCOME. Other income in fiscal 1996 included a gain of $1.0 million on the sale of undeveloped property. Proceeds (net of selling expenses) from the sale of the property were $3.9 million. The proceeds consisted of cash and the assumption by the buyer of an industrial revenue bond associated with the property.

INTEREST INCOME. Interest income in fiscal 1998 of $1.4 million was essentially unchanged from fiscal 1997. Fiscal 1997 interest income was 31% lower than the $2.0 million reported in fiscal 1996. Lower average invested cash balances in 1998 were offset by higher yields on investments. Fiscal 1997 was lower than fiscal 1996 due to lower average cash balances. Lower average cash balances in fiscal 1998 and 1997 resulted from the purchase of the Company's stock under its stock repurchase program.

INCOME TAXES. The Company's effective tax rate for fiscal 1998 was 34.0%, compared with 34.5% in fiscal 1997 and 34.8% in fiscal 1996. The Company's effective tax rate is affected by the mix of taxable income among the various tax jurisdictions in which the Company does business. The Company anticipates that its effective tax rate will be in the 33% to 35% range in the near term.

EARNINGS PER SHARE. Diluted earnings per share in fiscal 1998 increased 15%, to $1.18 per share, compared with $1.03 in fiscal 1997 and $.87 in fiscal 1996. Fiscal 1996 includes $.02 per share resulting from a gain on the sale of property. Basic earnings per share in fiscal 1998 increased to $1.25, compared with $1.09 in fiscal 1997 and $.91 in fiscal 1996. The number of shares used in computing diluted and basic earnings per share declined each year due to the Company's stock repurchase program. On December 29, 1995 and June 5, 1998, the Company effected two-for-one splits of its common stock. All per-share and share amounts have been restated to reflect the stock splits.

LIQUIDITY AND CAPITAL RESOURCES.

In fiscal 1998, the Company maintained its strong liquidity and financial condition. The Company's working capital was $35.7 million at June 30, 1998. Working capital decreased in fiscal 1998, because the Company repurchased 1,851,460 shares of its common stock for $46.2 million under its stock repurchase program. The Company repurchased 1,583,478 shares for $31.0 million in fiscal 1997 and 3,202,000 shares for $49.1 million in fiscal 1996. Cash generated by operating activities was $27.9 million, compared with $27.0 million in fiscal 1997 and $27.7 million in fiscal 1996. The increase in operating cash flows was due to higher net income, partially offset by higher accounts receivable. Capital expenditures in fiscal 1998 decreased to $2.5 million, compared with $2.6 million in fiscal 1997 and $3.0 million in fiscal 1996. The higher level in fiscal 1996 was due to the renovation of a manufacturing building. At June 30, 1998, the Company had no borrowings outstanding under any of its $14.1 million bank lines of credit, which are used to meet working capital requirements and reduce exposure to foreign currency fluctuations. The Company believes that its cash flow from operations, its current cash and cash investments and its bank lines of credit are sufficient to meet its cash requirements for the foreseeable future. The impact of inflation on the Company's financial position and results of operations was not significant during any of the periods presented.

New accounting pronouncements. In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of both standards is required for fiscal years beginning after December 15, 1997. Under SFAS 130, the Company is required to report comprehensive income in the financial statements, in addition to net income. For the Company, the primary differences between net income and comprehensive income will be from foreign currency translation adjustments and net unrealized gains or losses on securities available for sale. SFAS 131 requires that the Company report separately, in the financial statements, certain financial and descriptive information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Adoption of SFAS 130 and 131 will not impact the Company's consolidated financial position, results of operations or cash flows.

Year 2000 compliance. Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. Beginning in fiscal 1997, the Company started a process to review its internal systems for year 2000 compliance. Testing of the internal systems was substantially completed during fiscal 1998 and the Company believes its current internal systems are compliant. Dionex believes the products it is currently shipping are year 2000 compliant as well. The Company has no obligation to upgrade previously shipped products which are not year 2000 compliant but may make available for sale to customers fixes for certain products. Additionally, the Company has contacted numerous vendors and customers to assess their progress in addressing the year 2000 issue. Based upon our assessments, testing and the plans in progress, the Company does not believe that the year 2000 issue will have a material adverse effect on the Company's financial position, results of operation or cash flows. However, the Company does not have control over whether its vendors or customers will make any appropriate modifications on a timely basis. If such modifications are not made in a timely manner, the financial position and results of operations could be materially adversely affected. To date, the Company has not incurred any significant costs related to this issue, and does not expect significant costs directly related to year 2000 compliance issues in the future. However, should the need arise, the Company has adequate resources and would use them to resolve significant year 2000 issues in a timely manner.

Forward-looking statements. Except for historical information contained herein, the above discussion and the letter to shareholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,
Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risks and uncertainties include: general economic conditions, foreign currency fluctuations, new product development, including market receptiveness, competition from other products, existing product obsolescence, fluctuation in worldwide demand for analytical instrumentation, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, year 2000 compliance issues, the ability to attract and retain talented employees and other risks as described in more detail in the Company's Form 10-
K. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

The Company is exposed to financial market risks, including changes in foreign currency exchange rates, interest rates and marketable equity security prices. To mitigate its foreign currency exchange risks, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company hedges foreign currency exchange risk on its intercompany receivable balances utilizing foreign exchange forward contracts with high quality financial institutions. The Company's foreign exchange forward hedging activities do not subject the company to significant risk due to exchange rate movements because gains and losses on these contract generally offset losses and gains on the underlying items being hedged. A 10% change in foreign currency exchange rates would not have a material impact on the Company's results of operations.

The Company has investments in marketable debt securities that are subject to interest rate risk. However, due to the short-term nature of the Company's debt investments and the Company's intention is to hold these investments until maturity, the impact of interest rate changes would not have a material impact on the Company's results of operations.

The Company is exposed to equity price risk on its investment in Molecular Devices Corporation. This investment is classified as "available for sale" and is included in other noncurrent assets. The Company does not attempt to reduce or eliminate its market exposure on this investment. A 10% change in the market price of the Company's investment would result in an approximately $600,000 decrease in the fair value of the Company's "available for sale" securities. Although changes in equity prices may affect the fair value of "available for sale" securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investment was sold.

All of the potential changes noted above are based upon sensitivity analyses performed on the Company's financial positions at June 30, 1998. Actual results may differ materially.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	     See Index to Financial Statements and Financial
	     Statement Schedules appearing on page 28 of this Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		ACCOUNTING AND FINANCIAL DISCLOSURE

		Not Applicable.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

		Identification of Directors

		The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Nominees" at pages 2 and 3 of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 22, 1998, which has been previously filed.

		Identification of Officers

		See Page 14 of this Report.

Item 11.  EXECUTIVE COMPENSATION

		The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation," at pages 6 through 9 of the Registrant's definitive
		Proxy Statement for the Annual Meeting of Stockholders to be held October 22, 1998, which has been previously filed.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	     MANAGEMENT

  The information required by Item 12 of Form 10-K is
		incorporated by reference to the information contained in the sections captioned "Security Ownership of Certain Beneficial Owners and Management" at pages 4 and 5 of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 22, 1998, which has been previously filed.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	     None.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

  (a)(1) Financial Statements - See Index to Financial
	            Statements and Financial Statement Schedules at
		       page 28 of this Report.

		   (2) Financial Statement Schedules - See Index to
		       Financial Statements and Financial Statement
         Schedules at page 28 of this Report.

     (3) Exhibits - See Exhibit Index at page 24 through
  26 of this Report.

          (b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the quarter ended
		    June 30, 1998.

DIONEX CORPORATION

EXHIBIT INDEX

Exhibit
Number 				       Description				                      Reference

 3.1    Restated Certificate of Incorporation,
          filed November 6, 1996.......................    (8)

 3.2    Bylaws, as amended on March 10, 1998...........

 4.1    Shareholder Rights Agreement dated June 27, 1989,
          between the Registrant and The First National
        		Bank of Boston ..............................    (4)

 4.2    Amendment No. 1 to the Rights Agreement dated
          November 17, 1995............................    (7)

10.1    Agreement, effective as of January 1, 1975,
          between The Dow Chemical Company and
          International Plasma Corporation.............    (1)

10.2    Memorandum agreement, dated March 14, 1975,
          between The Dow Chemical Company and
          International Plasma Corporation.............    (1)

10.3    Agreement, dated March 6, 1975, between
          International Plasma Corporation and the
          former Dionex Corporation....................    (1)

10.4    Consent to Assignment executed as of March 26,
          1980, between the Dow Chemical Company and the
          former Dionex Corporation....................    (1)

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

10.7    Registrant's Supplemental Stock Option Plan
          (Exhibit 28.4).................................. (2)

10.8    Registrant's Medical Care Reimbursement Plan
          (Exhibit 10.17)...............................   (1)

10.9    Registrant's Employee Stock Participation Plan
          (Exhibit 28.3)................................   (5)

Exhibit
Number 				Description		     	Reference

10.10   Credit Agreement dated February 26, 1996
          between Bank of America and the Registrant      (7)

10.11   First amendment to Credit Agreement dated
          February 29, 1996 between Bank of America
          and the Registrant..........................

10.12   Second amendment to Credit Agreement dated
          February 29, 1996 between Bank of America
          and the Registrant..........................

10.13   1988 Directors' Stock Option Plan (and related
         stock option grant form) (Exhibit 10.20).....    (3)

10.14   Dionex Corporation Stock Option Plan, as
        amended and restated (formerly, the 1990 Stock
        Option Plan)..................................    (6)

13.1    Portions of the Registrant's 1998 Annual
           Report to Stockholders that are incorporated
           by reference in this Annual Report on
           Form 10-K.................................

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

(5)	Incorporated by reference to the indicated exhibit in the
     Registrant's Statement on Form S-8 filed May 6, 1994.

(6)	Incorporated by reference to the indicated exhibit in the
     Registrant's Annual Report on Form 10-K filed September 26,
     1995.

(7) Incorporated by reference to the indicated exhibit in the Registrant's Annual Report on Form 10-K filed September 26,
	    1996.

(8)	Incorporated by reference to the indicated exhibit in the
     Registrant's Quarterly Report on Form 10-Q filed February 13,
     1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               DIONEX CORPORATION
		               	(Registrant)

Date September 25, 1998  	By /s/ A. Blaine Bowman
                                 A. Blaine Bowman
                                 President and Chief Executive
                        						   Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                   Title                        Date


/s/ A. Blaine Bowman    President,Chief Executive    September 25, 1998
A. Blaine Bowman        Officer, and Director
	           		         (Principal Executive Officer)

/s/ Michael W. Pope     Vice President of Finance    September 25, 1998
Michael W. Pope	        and Administration
				                   (Principal Financial and
				                    Accounting Officer)

/s/ David L. Anderson   Director	          		        September 25, 1998
David L. Anderson


/s/ James F. Battey	    Director			                  September 25, 1998
James F. Battey


/s/ B.J. Moore		        Director 		         	        September 25, 1998
B.J. Moore

/s/ Riccardo Pigliucci  Director 		         	        September 25, 1998
Riccardo Pigliucci

DIONEX CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


        		                                                Page

FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 1998 and 1997      *

Consolidated Statements of Income for the years
  ended June 30, 1998, 1997 and 1996				                   *

Consolidated Statements of Stockholders' Equity for
  the years ended June 30, 1998, 1997 and 1996             *

Consolidated Statements of Cash Flows for the years
  ended June 30, 1998, 1997 and 1996			               	    *

Notes to Consolidated Financial Statements			              *

Independent Auditors' Report				                     		    *

*Incorporated by reference to information contained on pages 25 through 39 of the Registrant's 1998 Annual
 Report to Stockholders. A copy of the applicable pages is attached hereto as Exhibit 13.1




FINANCIAL STATEMENT SCHEDULES

Independent Auditors' Report				                    		   29

Schedule II - Valuation and Qualifying Accounts
 and Reserves		                                          30


All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

Dionex Corporation

We have audited the consolidated financial statements of Dionex Corporation and its subsidiaries as of June 30, 1998 and 1997, and for each of the three years in the period ended June 30, 1998, and have issued our report thereon dated July 20, 1998; such financial statements and report are included in your 1998 Annual Report to Stockholders and are included in and incorporated by reference herein. Our audits also included the consolidated financial statement schedule of Dionex Corporation and its subsidiaries, listed in the accompanying Index to Financial Statements and Financial Statement Schedules. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE LLP

San Jose, California
July 20, 1998