Form 10-Q
period 1998-09-30
DIONEX CORP /DE
filed 1998-11-16
CIK 708850

This document consists of 14
                                  pages, of which this page
                                  is number 1.



FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
-------------------------------

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 1998

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

                                        YES   X    NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1998:

	        CLASS                    NUMBER OF SHARES

    	Common Stock           		     	 22,204,612

DIONEX CORPORATION
INDEX


				PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS                      	  	   Page


	      CONDENSED CONSOLIDATED BALANCE SHEETS
	      September 30, 1998 and June 30, 1998............     3


	      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	      Three Months Ended September 30, 1998 and 1997..     4


	      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	      Three Months Ended September 30, 1998 and 1997..     5-6


	      NOTES TO CONDENSED CONSOLIDATED FINANCIAL
	      STATEMENTS......................................     7-9



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............    10-13




				PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................     14

SIGNATURES.................................................     14

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
-------------

                                                   September 30, June 30,
         ASSETS                                        1998	       1998
                                                    (unaudited)
Current assets:
  Cash and equivalents (including invested cash
    of $7,695 at September 30, 1998 and $5,364
    at June 30, 1998)............................    $ 13,739   $ 13,184
  Temporary cash investments.....................       5,000      5,850
  Accounts receivable (net of allowance for
    doubtful accounts of $605 at September 30, 1998
    and $606 at June 30, 1998)...................      29,654     31,350
  Inventories....................................      11,306      9,921
  Deferred tax benefits..........................       7,542      7,965
  Prepaid expenses and other.....................       1,457      1,089
         Total current assets....................      68,698     69,359

Property, plant and equipment, net...............      34,075     30,070
Other assets ....................................       8,284      7,830
                                                     $111,057   $107,259

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks.........................    $    733   $     -
  Accounts payable...............................       4,933      5,681
  Accrued liabilities............................      15,561     17,394
  Income taxes payable...........................       7,905      6,526
  Accrued product warranty.......................       4,010      4,013
         Total current liabilities...............      33,142     33,614

Deferred taxes and other.........................       2,757      2,956

Stockholders' equity:
  Preferred stock (par value $.001 per share;
    1,000,000 shares authorized; none
    outstanding).................................          -          -
  Common stock (par value $.001 per share;
    40,000,000 shares authorized; outstanding:
    22,210,656 shares at September 30, 1998 and
    22,315,910 shares at June 30, 1998)..........      39,275     38,926
  Retained earnings..............................      35,265     32,106
  Accumulated other comprehensive income (loss)..         618       (343)
          Total stockholders' equity.............      75,158     70,689
                                                     $111,057   $107,259




See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(In thousands, except per share amounts)
------------------



                                                     1998       1997
                                                       (unaudited)

Net sales...................................       $34,845    $33,933
Cost of sales...............................        11,031     10,767
Gross profit................................        23,814     23,166

Operating expenses:
  Selling, general and administrative.......        11,516     11,565
  Research and product development..........         3,435      3,107

     Total operating expenses...............        14,951     14,672

Operating income............................         8,863      8,494

Interest income.............................           258        348
Interest expense............................           (25)       (41)

Income before taxes on income...............         9,096      8,801
Taxes on income.............................         3,047      2,992

Net income..................................       $ 6,049    $ 5,809

Basic earnings per share....................       $   .27    $   .25

Diluted earnings per share .................       $   .26    $   .23

Shares used in computing per share amounts:

     Basic .................................        22,288     23,373

     Diluted ...............................        23,410     24,740











 See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(In thousands)
------------------


                                                            1998      1997
                                   		                (unaudited)
Cash and equivalents provided by (used for):

Cash flows from operating activities:
Net income............................................	  $ 6,049   $ 5,809
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.......................	      658       624
  Deferred taxes......................................	      428      (631)

  Changes in assets and liabilities:
    Accounts receivable...............................	    2,533       (49)
    Inventories.......................................	   (1,097)   (1,212)
    Prepaid expenses and other assets.................	     (322)      133
    Accounts payable..................................	     (805)      (29)
    Accrued liabilities...............................	   (2,056)   (3,746)
    Income taxes payable..............................	    1,319     2,526
    Accrued product warranty..........................	      (50)      (61)
Net cash provided by operating activities.............	    6,657     3,364

Cash flows from investing activities:
  Purchase of temporary cash investments..............	   (3,500)   (4,450)
  Proceeds from maturities of temporary
     cash investments.................................	    4,350     6,000
  Purchase of property, plant and equipment...........	   (4,509)     (302)
  Other...............................................       (32)       99
Net cash provided by (used for) investing activities..    (3,691)    1,347

Cash flows from financing activities:
  Net change in notes payable to banks................	      709       843
  Sale of common stock................................	      597       722
  Repurchase of common stock..........................	   (3,137)  (12,582)
  Lease obligations and other.........................	     (353)        7
Net cash used for financing activities................	   (2,184)  (11,010)


Effect of exchange rate changes on cash...............	     (227)      420

Net increase(decrease)in cash and equivalents.........       555    (5,879)
Cash and equivalents, beginning of period.............	   13,184    24,624

Cash and equivalents, end of period...................	  $13,739   $18,745

(continued)

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(In thousands)
------------------


                                   									           1998     1997
                                   		             (unaudited)
(continued)
Supplemental disclosures of cash flow information:
  Income taxes paid.................................	$1,597    $1,160
  Interest paid.....................................	$   28    $   41






































See notes to condensed consolidated financial statements.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------



1.  Basis of Presentation

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended
    June 30, 1998.

    The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999.

2.  Inventories

    Inventories consist of (in thousands):

                                     September 30,    June 30,
                                             1998        1998

    	 Finished goods             		       $ 4,248 	    $3,459
	     Work in process                       3,369     	 3,548
      Raw materials and subassemblies       3,689       2,914

                                          $11,306      $9,921

3.   Income Taxes

    	The effective income tax rate for the first three months of fiscal 1999 was 33.5%, compared to 34.0% reported in the same period of fiscal 1998.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------



4.	Comprehensive Income

   In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income include net income, foreign currency translation adjustments and unrealized gain on equity securities available for sale. As such, Accumulated Other Comprehensive Income (Loss) in the Condensed Consolidated Balance Sheets represents cumulative foreign currency translation adjustments and unrealized gain on equity securities available for sale. Comprehensive income was $7,010,000 and $6,405,000 for the three months ended September 30, 1998 and 1997, respectively. The adoption of SFAS No. 130 required additional disclosure but did not impact the Company's consolidated financial position, results of operations or cash flows.

5.	Net Income Per Share

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

6.	Common Stock Repurchases

   During the first three months of fiscal 1999, the Company repurchased 140,000 shares of its common stock on the open market compared with 541,100 shares repurchased in the first three months of the previous fiscal year. During all of fiscal 1998, the Company repurchased 1,851,460 shares.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------


7.	New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not determined the impact of this new standard on the Company's results of operations and financial position.

8.	Subsequent Event

   On October 20, 1998, the Company, through a wholly owned subsidiary, purchased all of the issued and outstanding shares of Softron GmbH, a limited liability company organized under the laws of Germany (Softron), for a purchase price of DM 34,000,000 (approximately $20.7 million in cash and common stock on the closing date). In addition, the shareholders of Softron have the right to receive an earn-out, to be paid by February 1, 1999, in the event Softron achieves certain business goals in calendar year 1998, which earn-out shall not exceed an aggregate of DM 6,000,000 (equivalent to approximately $3.7 million based on the October 20, 1998 exchange ratio of 1.64 marks to the dollar). The Company expects to record an after-tax charge of between $6 million and $8 million in the second quarter of fiscal 1999 in connection with the acquisition. In anticipation of the acquisition, the Company increased its existing bank line of credit to $25 million. The Company utilized $9.8 million of its bank line of credit to fund the acquisition of Softron.

   Softron, which markets its products primarily in Europe, specializes in high performance liquid chromatography systems used by scientific, pharmaceutical and industrial laboratories to analyze the chemical components of compounds.

DIONEX CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended September 30, 1998
and 1997

Net sales for the first quarter of fiscal 1999 were $34.8 million, an increase of 3% from the $33.9 million reported for the same period last year. The Company experienced sales growth despite a stronger U.S. dollar and weak demand in Asia. Sales in both North America and Europe increased over the prior year period. Had currency rates been the same as in last year's first quarter, sales growth would have been 5%.

Gross margin for the first quarter of fiscal 1999 was 68%, unchanged from the same period last year. Gross margin was affected by unfavorable currency fluctuations offset by lower manufacturing costs. There were no significant selling price changes between these periods.

Operating expenses of $15.0 million for the first quarter of fiscal 1999 were up $279,000, or 2%, from the $14.7 million reported in the same quarter last year. As a percentage of sales, operating expenses were 43%, unchanged from the 43% reported for the first quarter last year. Selling, general and administrative (SG&A) expenses decreased $49,000 to $11.5 million in the first quarter of fiscal 1999. The decrease was due to the favorable effect of currency fluctuations on international selling expenses.

Research and development (R&D) costs of $3.4 million were up 11% from the $3.1 million reported in the same period last year. The increase in costs was due to higher personnel and related costs and higher project material costs. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Interest income of $258,000 for the first quarter of fiscal 1999 was $90,000 lower than the $348,000 reported in the first quarter last year. The decrease in interest income was due to lower average cash balances.

The effective tax rate for the first quarter of fiscal 1999 was 33.5%, compared with 34.0% in the first quarter a year ago. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business.





10

Net income in the first quarter of fiscal 1999 was $6.0 million, an increase of 4% from the $5.8 million reported for the same period last year. Diluted earnings per share rose $.03, or 13%, to $.26 compared with $.23 for the same period last year. Net income per share was favorably impacted by the Company's stock repurchase program.

Liquidity and Capital Resources

The Company's liquidity and capital resources remained strong during the first three months of fiscal 1999. At September 30, 1998, the Company had cash and cash investments of $18.7 million.

During the first quarter of fiscal 1999, the Company repurchased
140,000 shares of its common stock compared with 541,100 shares repurchased in the first three months of last year. During all of fiscal 1998, the Company repurchased 1,851,460 shares.

At September 30, 1998, the Company's Japanese subsidiary had utilized $733,000 of the Company's $29.2 million in committed bank lines of credit. These funds and existing cash and equivalents were used to acquire a leasehold right in Japan for approximately $3.7 million during the first quarter. The Company is in the early stages of planning construction of a building on the property for occupancy by its Japanese operations. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its $29.2 million bank lines of credit will be adequate to meet its cash requirements for fiscal 1999 and the foreseeable future.

The impact of inflation on Dionex Corporation's financial position and results of operations was not significant during the three months ended September 30, 1998.

Subsequent Event

On October 20, 1998, the Company, through a wholly owned subsidiary, purchased all of the issued and outstanding shares of Softron GmbH, a limited liability company organized under the laws of Germany (Softron), for a purchase price of DM 34,000,000 (approximately $20.7 million in cash and common stock on the closing date). In addition, the shareholders of Softron have the right to receive an earn-out, to be paid by February 1, 1999, in the event Softron achieves certain business goals in calendar year 1998, which earn-out shall not exceed an aggregate of DM 6,000,000 (equivalent to approximately $3.7 million based on the October 20, 1998 exchange ratio of 1.64 marks to the dollar). The Company expects to record an after-tax charge of between $6 million and $8 million in the second quarter of fiscal 1999 in connection with the acquisition. In anticipation of the acquisition, the Company increased its existing bank line of credit to $25 million. The Company utilized $9.8 million of its bank line of credit to fund the acquisition of Softron.

Year 2000 Compliance

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

Forward-looking statements

Except for historical information contained herein, the above discussion and the letter to shareholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risk and uncertainties include: general economic conditions, foreign currency fluctuations, new product development, including market receptiveness, competition from other products, existing product obsolescence, fluctuation in worldwide demand for analytical instrumentation, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, year 2000 compliance issues, the ability to attract and retain talented employees and other risks as described in more detail in the Company's Form
10-K for the year ended June 30, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

         10.1  Third Amendment to the Credit Agreement dated
               February 29, 1998 between BankAmerica and
               Dionex Corporation.

         27    Financial Data Schedule for the period ended
               September 30, 1998.

   	    (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.





SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               DIONEX CORPORATION
                               (Registrant)


Date: November 13, 1998  	 By:    /s/ A. Blaine Bowman
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






14