Form 10-Q
period 1998-12-31
DIONEX CORP /DE
filed 1999-02-16
CIK 708850

This document consists of 25
pages, of which this page
is number 1.



FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
-------------------------------

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended December 31, 1998

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

                                        YES   X    NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 11, 1999:

	        CLASS                    NUMBER OF SHARES

	   	Common Stock		 22,330,917


DIONEX CORPORATION
INDEX


				PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                      		     Page


	      CONDENSED CONSOLIDATED BALANCE SHEETS
	      December 31, 1998 and June 30, 1998...............      3

	      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	      Three Months Ended December 31, 1998 and 1997.....     4

	      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	      Six months Ended December 31, 1998 and 1997            5

	      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	      Six Months Ended December 31, 1998 and 1997.......     6-7

	      NOTES TO CONDENSED CONSOLIDATED FINANCIAL
	      STATEMENTS........................................     8-12


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................    13-18


				PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.      19

ITEM 5.  OTHER INFORMATION...................................   19-23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................   24-25

SIGNATURES...................................................      25

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
-------------

                                                    December 31, June 30,
      ASSETS                                           1998	       1998
                                                    (unaudited)
Current assets:
  Cash and equivalents (including invested cash
    of $1,868 at December 31, 1998 and $5,364
    at June 30, 1998)............................    $  6,893   $ 13,184
  Temporary cash investments.....................          -       5,850
  Accounts receivable (net of allowance for
    doubtful accounts of $632 at December 31,
    1998 and $606 at June 30, 1998)..............      35,155     31,350
  Inventories....................................      11,808      9,921
  Deferred tax benefits..........................       9,363      7,965
  Prepaid expenses and other.....................       2,054      1,089
         Total current assets....................      65,273     69,359

Property, plant and equipment, net...............      40,355     30,070
Intangible assets................................      12,446         -
Other assets ....................................      13,456      7,830
                                                     $131,530   $107,259

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks.........................    $  1,997   $     -
  Accounts payable...............................       4,689      5,681
  Accrued liabilities............................      23,636     17,394
  Income taxes payable...........................       4,442      6,526
  Accrued product warranty.......................       4,420      4,013
         Total current liabilities...............      39,184     33,614

Deferred taxes and other ........................       6,704      2,956
Long-term debt...................................       1,236         -
Stockholders' equity:
  Preferred stock (par value $.001 per share;
    1,000,000 shares authorized; none
    outstanding).................................          -          -
  Common stock (par value $.001 per share;
    40,000,000 shares authorized; outstanding:
    22,257,741 shares at December 31, 1998 and
    22,315,910 shares at June 30, 1998)..........      44,650     38,926
  Retained earnings..............................      37,014     32,106
  Accumulated other comprehensive income (loss)..       2,742       (343)
         Total stockholders' equity..............      84,406     70,689
										   $131,530   $107,259


See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
(In thousands, except per share amounts)
------------------




                                                           1998     1997
                                                             (unaudited)

Net sales.............................................   $44,505    $39,420
Cost of sales.........................................    14,340     12,353
Revaluation of acquired inventory.....................     1,952         -
Gross profit..........................................    28,213     27,067

Operating expenses:
  Selling, general and administrative.................    13,644     12,346
  Research and product development....................     3,592      3,318
  Write-off of in-process research and development....     4,991        -

     Total operating expenses.........................    22,227     15,664

Operating income......................................     5,986     11,403

Interest income.......................................       197        392
Interest expense......................................      (118)       (13)

Income before taxes on income.........................     6,065     11,782
Taxes on income.......................................     2,032      4,006

Net income............................................   $ 4,033    $ 7,776


Basic earnings per share..............................   $   .18    $   .34

Diluted earnings per share............................   $   .17    $   .32


Shares used in computing per share amounts:

    Basic ............................................    22,196     23,182

    Diluted ..........................................    23,516     24,550








 See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
(In thousands, except per share amounts)
------------------




                                                          1998        1997
                                                           (unaudited)

Net sales............................................   $79,350     $73,353
Cost of sales........................................    25,371      23,120
Revaluation of acquired inventory....................     1,952        -
Gross profit.........................................    52,027      50,233

Operating expenses:
  Selling, general and administrative................    25,160      23,911
  Research and product development...................     7,027       6,425
  Write-off of in-process research and development...     4,991          -

     Total operating expenses........................    37,178      30,336

Operating income.....................................    14,849      19,897

Interest income......................................       455         740
Interest expense.....................................      (143)        (54)

Income before taxes on income........................    15,161      20,583
Taxes on income......................................     5,079       6,998

Net income...........................................   $10,082     $13,585


Basic earnings per share.............................   $   .45     $   .58

Diluted earnings per share...........................   $   .43     $   .55


Shares used in computing per share amounts:

  Basic .............................................    22,242      23,278

  Diluted ...........................................    23,463      24,645








 See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
(In thousands)
------------------


                                                       1998        1997
                                   		             (unaudited)
Cash and equivalents provided by (used for):

Cash flows from operating activities:
Net income............................................	$ 10,082   $13,585
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Write-off of in-process research and development....	   4,991        -
  Depreciation and amortization.........................  1,602     1,243
  Deferred taxes......................................	  (1,393)     (471)

  Changes in assets and liabilities:
    Accounts receivable...............................	   1,069    (1,836)
    Inventories.......................................	   2,612      (256)
    Prepaid expenses and other assets.................	    (772)     (367)
    Accounts payable..................................	  (1,758)   (1,295)
    Accrued liabilities...............................	   3,824      (243)
    Income taxes payable..............................	  (2,267)    1,771
    Accrued product warranty..........................	     172       219
Net cash provided by operating activities.............	  18,162    12,350

Cash flows from investing activities:
  Purchase of temporary cash investments..............	  (3,500)   (7,650)
  Proceeds from maturities of temporary
    cash investments.................................	   9,350     9,000
  Purchase of property, plant and equipment...........	  (5,709)     (794)
  Acquisition of Softron, net of cash acquired........	 (23,206)       -
  Other...............................................	     102        13
Net cash provided by (used for) investing activities..	 (22,963)      569

Cash flows from financing activities:
  Net change in notes payable to banks................	   1,058        -
  Sale of common stock................................	   4,809     1,094
  Repurchase of common stock..........................	  (5,647)  (17,691)
  Lease obligations and other.........................	    (462)        9
Net cash used for financing activities................	    (242)  (16,588)

Effect of exchange rate changes on cash...............	  (1,248)      786

Net decrease in cash and equivalents..................	  (6,291)   (2,883)
Cash and equivalents, beginning of period.............	  13,184    24,624

Cash and equivalents, end of period...................	$  6,893   $21,741
(continued)

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
(In thousands)
------------------


                                                       1998     1997
                                                         (unaudited)
(continued)
Supplemental disclosures of cash flow information:
  Income taxes paid.................................   $5,365  $5,787
  Interest paid.....................................   $  144  $   55
Noncash investing activities:
  Common stock issued in connection with acquisition
    of Softron GmbH.................................   $1,388  $   -




































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

2.  Acquisition Event

On October 20, 1998, the Company, through a wholly owned subsidiary, purchased all of the issued and outstanding shares of Softron GmbH, a limited liability company organized under the laws of Germany (Softron), for total consideration, including acquisition costs, of approximately $25.0 million comprised of cash and 63,091 shares of Dionex common stock valued at $22 per share. The consideration also includes an earn-out of $3.6 million which was fully earned as of December 31, 1998 and is reported in accrued liabilities.

The acquisition of Softron was accounted for by the purchase method and its results of operations have been included in the Company's results of operations since the date of acquisition.

The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including acquired in-process research and development) is summarized as follows: (in thousands):

		Total purchase price:

   Total cash consideration	   			$22,950
   Value of common stock issued			  1,388
   Transaction costs					             700
			                               $25,038

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------


		Purchase price allocation:

   Tangible assets		           			$12,776
   Deferred tax asset				           3,240
   Intangible Assets:
    Developed and core technology	  4,415
    Assembled workforce				           830
    Goodwill						                  7,402
   In-process research and development	  4,991
   Tangible liabilities				        (5,376)
   Deferred tax liabilities			   	 (3,240)
                      			         $25,038

In connection with the acquisition the Company recorded a nonrecurring charge of $5.0 million for the write-off of in-process research and development acquired. In addition, cost of sales included $2.0 million in the quarter ended December 31, 1998 related to the sale of inventory acquired which had been written up as part of the purchase accounting.

The Company initially expected to record a charge of between $10 million and $12 million for in-process research and development acquired in connection with the Softron acquisition. However, over the course of the last few months the Securities and Exchange Commission issued new guidance concerning the methods for determining in-process research and development charges. In light of this new guidance, the Company reported charges related to in-process research and development substantially lower than originally anticipated.

The valuation of intangibles was based upon management's estimates of after tax net cash flow. The valuation gave consideration to the following: (i) comprehensive due diligence concerning all potential intangibles; (ii) the value of developed and core technology, ensuring that the relative allocation to core technology and in-process research and development were consistent with the contribution of each to the final product;
(iii) the allocation to in-process research and development was based upon a calculation that only considered the efforts completed as of the date of the transaction, and only the cash flows associated with one generation of products currently in-process; and (iv) it was performed by an independent valuation group and was deemed reasonable in light of all the quantitative and qualitative information available.

The write-off of in-process research and development related to three projects that were in development, had not reached technological feasibility, had no alternative future use and for which successful development was uncertain.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------


Two of the in-process projects were to design and build new liquid chromatography modules. At the date of acquisition, the estimated cost to complete these projects was approximately $900,000. The third project is a new generation of software. At the time of the acquisition, the estimated cost to complete was approximately $750,000. The projects are scheduled to be completed mid to late 1999. Costs incurred during the current quarter were approximately $300,000.

There can be no assurances that the Company will be able to complete the development of the products on a timely basis. Failure to complete these projects could have an adverse impact on the Company's financial condition or results of operations.

The write-up of the value of land and building and goodwill and other intangibles will be amortized over periods of up to 30 years using the straight line method of amortization.

The following unaudited pro forma results of operations for the six months ended December 31, 1998 and 1997 give effect to the acquisition as if it had occurred at the beginning of fiscal 1997. The pro forma results of operations exclude the nonrecurring charges that were recorded in conjunction with the acquisition.

Pro Forma Results of Operations
(In thousands, except per share amounts)

                                          Six Months Ended
                                         Ended December 31,
                                             1998      1997

	Net sales............................    $83,126   $79,009
	Income from continuing operations....    $21,180   $20,642
	Net income...........................    $14,098   $13,764
	Basic earnings per share.............       $.63      $.59
	Diluted earnings per share...........       $.60      $.56

Softron, which markets its products primarily in Europe, specializes in high performance liquid chromatography systems used by scientific, pharmaceutical and industrial laboratories to analyze the chemical components of compounds.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------


3.  Inventories

    Inventories consist of (in thousands):

                                  December 31,      June 30,
	                                        1998           1998

  Finished goods         		        $ 4,906    	   $3,459
  Work in process                     2,677         3,548
  Raw materials and subassemblies     4,225         2,914

	                             		   $11,808    	   $9,921

4.   Income Taxes

	The effective income tax rate for the first six months of 1999 was 33.5%, compared to 34.0% reported in the same period of fiscal 1998.

5.	Comprehensive Income

In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income include net income, foreign currency translation adjustments and unrealized gain on equity securities available for sale. As such, Accumulated Other Comprehensive Income (Loss) in the Condensed Consolidated Balance Sheets represents cumulative foreign currency translation adjustments and unrealized gain on equity securities available for sale. Comprehensive income was $6,157,000 and $7,165,000 for the three months ended December 31, 1998 and 1997, respectively, and $13,167,000 and $13,570,000 for the six months ended December 31, 1998 and 1997, respectively. The adoption of SFAS No. 130 required additional disclosure but did not impact the Company's consolidated financial position, results of operations or cash flows.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------


6.   Net Income Per Share

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

7.   Common Stock Repurchases

During the second quarter of fiscal 1999, the Company repurchased 127,600 shares of its common stock on the open market, bringing the cumulative number of shares repurchased during the first half of the year to 267,600 shares compared with 747,900 shares repurchased in the same period of the previous fiscal year. During all of fiscal 1998, the Company repurchased 1,851,460 shares.

8.	New Accounting Pronouncements

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

DIONEX CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS


Acquisition of Softron GmbH

On October 20, 1998, the Company, through a wholly owned subsidiary, purchased all of the issued and outstanding shares of Softron GmbH, a limited liability company organized under the laws of Germany (Softron), for total consideration, including acquisition costs, of approximately $25.0 million comprised of cash and 63,091 shares of Dionex stock valued at $22 per share. The consideration also includes an earn-out of $3.6 million which was fully earned at December 31, 1998 and is reported in accrued liabilities.

The acquisition of Softron was accounted for by the purchase method and its results of operations have been included in the Company's results of operations since the date of acquisition.

In connection with the acquisition, the Company recorded a nonrecurring charge of $5.0 million for the write-off of in-process research and development acquired. In addition, cost of sales included $2.0 million in the quarter ended December 31, 1998 related to the sale of inventory acquired which had been written up as a part of the purchase accounting.

The Company initially expected to record a charge of between $10 million and $12 million for in-process research and development acquired in connection with the Softron acquisition. However, over the course of the last few months the Securities and Exchange Commission issued new guidance concerning the methods for determining in-process research and development charges. In light of this new guidance, the Company reported charges related to in-process research and development substantially lower than originally anticipated.

Results of Operations - Three Months Ended December 31, 1998 and
1997

Net sales for the second quarter of fiscal 1999 were $44.5 million, an increase of 13% from the $39.4 million reported for the same period last year. The Company experienced strong sales growth in Europe, while growth in North America was moderate. Demand for products in Asia outside of Japan was better than in recent quarters, but remained well below the level experienced in the same quarter last year. Importantly, demand in Japan was much improved compared with the recent quarters. The inclusion of Softron also increased sales during the second quarter. Had currency rates been the same as in last year's second quarter, sales growth would have been 12%.

Gross margin for the second quarter of fiscal 1999 was 63.4%. Excluding a nonrecurring charge related to the sale of inventory acquired which had been written up as part of the purchase accounting of $2.0 million, gross margin was 67.8%. The lower gross margin was attributable to the inclusion of Softron, whose products have a lower gross margin than Dionex's historical product margins. There were no significant selling price changes between these periods.

Operating expenses of $22.2 million for the second quarter of fiscal 1999 were up $6.6 million. The increase was due to the inclusion of Softron since the date of acquisition and the write-off of in-process research and development acquired. Excluding the nonrecurring write-off, operating expenses increased $1.6 million, or 10%. As a percentage of sales, operating expenses, excluding the nonrecurring charge, were 39% of sales compared with 40% in the same period last year. Selling, general and administrative expenses (SG&A) increased $1.3 million, or 11%, compared with $12.3 million reported in the same period last year. The increase in SG&A expenses was primarily due to the inclusion of Softron since the date of acquisition.

Research and development (R&D) costs of $3.6 million increased $274,000, or 8%, from the $3.3 million reported in the same period last year. The increase was attributable to the inclusion of Softron. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Write-off of in-process research and development represents a nonrecurring charge of $5.0 million associated with the acquisition of Softron completed in October 1998 for technology which had not reached technological feasibility and had no alternative future use.

The valuation of intangibles was based upon management's estimates of after tax net cash flow. The valuation gave consideration to the following: (i) comprehensive due diligence concerning all potential intangibles; (ii) the value of developed and core technology, ensuring that the relative allocation to core technology and in-process research and development were consistent with the contribution of each to the final product; (iii) the allocation to in-process research and development was based upon a calculation that only considered the efforts completed as of the date of the transaction, and only the cash flows associated with one generation of products currently in-process; and (iv) it was performed by an independent valuation group and was deemed reasonable in light of all the quantitative and qualitative information available.

The write-off of in-process research and development related to three projects that were in development, had not reached technological feasibility, had no alternative future use and for which successful development was uncertain.

Two of the in-process projects were to design and build new liquid chromatography modules. At the date of acquisition, the estimated cost to complete these projects was approximately $900,000. The third project is a new generation of software. At the time of the acquisition, the estimated cost to complete was approximately $750,000. The projects are scheduled to be completed mid to late 1999. Costs incurred during the current quarter were approximately $300,000.

There can be no assurances that the Company will be able to complete the development of the products on a timely basis.
Failure to complete these projects could have an adverse impact on the Company's financial condition or results of operations.

Interest income was $197,000 for the second quarter of fiscal 1999, $195,000 lower than the $392,000 reported in the second quarter last year. The decrease in interest income was due to lower average cash balances resulting from the acquisition of Softron.

Interest expense was $118,000, an increase of $105,000 compared with $13,000 reported in the second quarter last year. The increase was due to borrowings used in the acquisition of Softron. At December 31, 1998, the Company had no borrowings outstanding related to its acquisition of Softron.

The effective tax rate for the first quarter of fiscal 1999 was 33.5%, compared with 34.0% in the first quarter a year ago. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Net income in the second quarter of fiscal 1998 was $4.0 million compared with the $7.8 million reported in the second quarter last year. Basic and diluted earnings per share were $.18 and $.17 respectively, compared with $.34 and $.32 reported for the same period last year. The nonrecurring charges reduced basic and diluted earnings per share by $.21 and $.20, respectively, during the quarter.

Results of Operations - Six months ended December 31, 1998 and 1997

Net sales for the six months ended December 31, 1998 were $79.4 million, an increase of 8%, compared with the $73.4 million reported for the same period last year. The Company experienced continued strong sales growth in Europe, while growth in North America was moderate. Demand in Asia was lower during the first half of fiscal 1999 compared with the same period last year. The inclusion of Softron since the date of acquisition also increased sales. Had currency remained the same as the first half last year, sales growth would have been 9%.

Gross margin for the first six months of fiscal 1999 was 65.6% compared with 68.5% reported for the same period last year. Excluding a nonrecurring charge related to the sale of inventory acquired which had been written up as part of the purchase accounting, gross margin was 68.0%. The lower gross margin was attributable to the inclusion of Softron, whose products have a lower gross margin than Dionex's historical product margins. There were no significant selling price changes between these periods.

Operating expenses for the six months ended December 31 1998 were $37.2 million, an increase of $6.8 million compared with $30.3 million reported for the same period last year. Excluding the nonrecurring write-off of in-process research and development, operating expenses increased $1.9, or 6%, and as a percentage of sales, operating expenses were 41%, unchanged from the same period last year. SG&A expenses were $25.2 million, an increase of $1.2 million or 5%, compared with $23.9 million reported for the same period last year. The increase in SG&A expenses was attributable to the inclusion of Softron.

R&D expenses for the six months ended December 31, 1998 were $7.0 million, an increase of $602,000, or 9%, from the $6.4 million reported in the same six-month period last year. The increase was attributable to the inclusion of Softron and an increase in personnel related costs. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Write-off of in-process research and development represents a nonrecurring charge of $5.0 million associated with the acquisition of Softron completed in October 1998 for technology which had not reached technological feasibility and had no alternative future use.

Interest income for the six months ended December 31, 1997 was $455,000, a decrease of $285,000 from the $740,000 reported for the same period last year. The decrease in interest income was due to lower average cash balances resulting from the Softron acquisition.

Interest expense of $143,000 was $89,000 higher than the $54,000 reported for the first half last year. The interest expense increase was due to borrowings for the acquisition of Softron.

The effective tax rate for the first six months of fiscal 1999 was 33.5%, compared with 34.0% in the first quarter a year ago.
Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Net income in the first half of fiscal 1998 was $10.1 million compared with $13.6 million reported in the same period last year. Basic and diluted earnings per share were $.45 and $.43 respectively, compared with $.58 and $.55 per share in same period of last year. The nonrecurring acquisition related charges reduced basic and diluted earnings per share by $.21 and $.20, respectively during the first six months of fiscal 1999. Basic and diluted earnings per share were favorably affected by the Company's stock repurchase program.

Liquidity and Capital Resources

At December 31, 1998, the Company had cash and cash investments of $6.9 million. During the second quarter of fiscal 1998, the Company repurchased 127,600 shares of its common stock, bringing the total shares repurchased for the first six months of fiscal 1999 to 267,600. During fiscal 1998, the Company repurchased a total of 1,851,460 shares of its common stock.

At December 31, 1998, the Company had outstanding borrowings of $3.2 million consisting of borrowings by its Japanese subsidiary and Softron. There were no borrowings outstanding at December 31, 1998 related to the acquisition of Softron. At December 31, 1998, the Company had bank lines of credit totaling $29.7 million. The Company believes its cash flow from operations, its existing cash and cash investments and its bank lines of credit will be adequate to meet its cash requirements for the remainder of the fiscal year.

The impact of inflation on Dionex Corporation's financial position and results of operations was not significant during the six months ended December 31, 1998.

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

Forward-looking statements

Except for historical information contained herein, the above discussion and the letter to shareholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risks and uncertainties include: general economic conditions, foreign currency fluctuations, new product development, including market receptiveness, fluctuation in worldwide demand for analytical instrumentation, competition from other products, existing product obsolescence, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, year 2000 compliance issues, the ability to attract and retain talented employees and other risks as described in more detail in the Company's Form 10-K for the year ended June 30, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On October 22, 1998, the Company held its annual meeting for the following purposes: (1) to elect directors, and
(2) to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for its fiscal year ending June 30, 1999. A description of these matters is contained in the Company's Proxy Statement, dated
September 11, 1998, relating to the 1998 Annual Meeting of
Stockholders.

There were 22,282,956 shares of the Company's common stock entitled to vote at the Annual Meeting of Stockholders based on the September 8, 1998 record date. The Company solicited proxies pursuant to Regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees for directors as listed in the proxy statement. Each director received a minimum of 19,841,018 votes which represented at least 89% of the outstanding common shares entitled to vote.

The shareholders voted to ratify the selection of Deloitte
& Touche LLP as the Company's independent auditors for its fiscal year ending June 30, 1999.

Item 5.  Other Information

On January 21, 1999 the Company's Board of Directors approved the adoption of a Share Purchase Rights Plan (the
"Plan"). Terms of the Plan provide for a dividend distribution of one preferred share purchase right (a
"Right") for each outstanding share of common stock, par value $.001 per share (the "Common Shares"), of the Company. The dividend is payable on June 27, 1999 (the
"The "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value
$.001 per share (the "Preferred Shares"), at a price of $200.00 per one one-hundredth of a Preferred Share (the
"Purchase Price"), subject to adjustment. Each one one-hundredth Preferred Share has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement"), dated as of
January 21, 1999 entered into between the Company and BankBoston, N.A., as Rights Agent (the "Rights Agent").

Initially, the Rights will be evidenced by the stock certificates representing the Common Shares then outstanding, and no separate Right Certificates, as defined, will be distributed. Until the earlier to occur of (i) the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Shares (an "Acquiring Person")or (ii)
10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person (the earlier of such dates being called the "Distribution Date") the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificate with or without a copy of the Summary of Rights, which is included in the Rights
Agreement as Exhibit C thereof (the "Summary of Rights").

Until the Distribution Date, the Rights will be transferable with and only with the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Share certificates issued after the Record Date, upon transfer or new issuance of Common
Shares, will contain a notation incorporating the Rights
Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender or transfer of any certificates for Common
Shares outstanding as of the Record Date, even without such notation or a copy of the Summary of Rights being attached thereto, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

The Rights are not exercisable until the Distribution
Date.  The Rights will expire on June 26, 2009 (the "Final
Expiration Date"), unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described below.

The Purchase Price payable, and the number of Preferred
Shares or other securities or other property, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination of reclassification of, the Preferred Shares, (ii) upon the grant to holders of the Preferred Shares of certain rights or warrants to subscribe for or purchase Preferred Shares at a price, or securities convertible into Preferred
Shares with a conversion price, less than the then current market price of the Preferred Shares or (iii) upon the distribution to holders of the Preferred Shares of evidences of indebtedness or assets (excluding regular periodic cash dividends paid out of earnings or retained earnings or dividends payable in Preferred Shares) or of subscription rights or warrants (other than those referred to above). The exercise of Rights for Preferred Shares is at all times subject to the availability of a sufficient number of authorized but unissued Preferred Shares.

The number of outstanding Rights and the number of one one-hundredths of a Preferred Share issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidations or combinations of the Common
Shares occurring, in any case, prior to the Distribution
Date.

Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $1.00 but will be entitled to an aggregate dividend of 100 times the dividend declared per Common
Share. In the event of liquidation, the holders of the Preferred Shares would be entitled to a minimum preferential liquidation payment of $100 per share, but would be entitled to receive an aggregate payment equal to 100 times the payment made per Common Share. Each
Preferred Share will have 100 votes, voting together with the Common Shares. Finally, in the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 100 times the amount of consideration received per Common Share. These rights are protected by customary anti-dilution provisions. Because of the nature of the Preferred Shares' dividend and liquidation rights, the value of one one-hundredth of a Preferred Share should approximate the value of one Common Share. The Preferred
Shares would rank junior to any other series of the Company's preferred stock.

In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring
Person and its associates and affiliates (which will thereafter be void), will for a 60-day period have the right to receive upon exercise that number of Common
Shares having a market value of two times the exercise price of the Right (or, if such number of shares is not and cannot be authorized, the Company may issue Preferred
Shares, cash, debt, stock or a combination thereof in exchange for the Rights). This right will terminate 60 days after the date on which the Rights become nonredeemable (as described below), unless there is an injunction or similar obstacle to exercise of the Rights, in which event this right will terminate 60 days after the date on which the Rights again become exercisable.

Generally, under the Plan, an "Acquiring Person" shall not be deemed to include (i) the Company, (ii) a subsidiary of the Company, (iii) any employee benefit or compensation plan of the Company, or (iv) any entity holding Common
Shares for or pursuant to the terms of any such employee benefit or compensation plan. In addition, except under limited circumstances, no person or entity shall become an Acquiring Person as the result of the acquisition of Common Shares by the Company which, by reducing the number of shares outstanding, increases the proportionate number of shares beneficially owned by such person or entity to 15% or more of the Common Shares then outstanding.
Further, except under certain circumstances, no person shall become an Acquiring Person due to the acquisition of Common Shares directly from the Company.

In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold to an Acquiring Person, its associates or affiliates or certain other persons in which such persons have an interest, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

At any time after an Acquiring Person becomes an Acquiring
Person and prior to the acquisition by such Acquiring
Person of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at any exchange ratio of one Common Share, or one one-hundredth of a Preferred Share, per Right (or, at the election of the Company, the Company may issue cash, debt, stock or a combination thereof in exchange for the Rights), subject to adjustment.

With certain exceptions, no adjustments in the Purchase
Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase
Price.  No fractional Preferred Shares will be issued
(other than fractions which are integral multiples of the number of one one-hundredths of a Preferred Share issuable upon the exercise of one Right, which may, at the election of the Company, be evidenced by depository receipts), and in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Shares on the last trading day prior to the date of exercise.

At any time prior to the earlier of (i) the day of the first public announcement that a person has become an Acquiring Person or (ii) the Final Expiration Date, the
Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right (the
"Redemption Price").

Following the expiration of the above periods, the Rights become nonredeemable. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that from and after such time as the rights are distributed no such amendment may adversely affect the interest of the holders of the Rights excluding the interests of an Acquiring Person.

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Rights may be amended to permit such acquisition or redeemed by the Company at $.001 per Right prior to the earliest of (i) the time that a person or group has acquired beneficial ownership of 15% or more of the Common Shares or (ii) the final expiration date of the rights.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

	    (a)  Exhibits

		     3   Bylaws, as amended through January 21, 1999

		     4   Rights Agreement between Dionex Corporation and
			    BankBoston, N.A., dated as of January 21, 1999.

		    27   Financial Data Schedule for the period ended
			    December 31, 1998.

	    (b)   Reports on Form 8-K.

		     Reports filed on Form 8-K during the quarter ended
		     December 31, 1998.

		Form 8-K dated October 20, 1998 and filed
November 4, 1998

Item 2.	Acquisition or Disposition of Assets -
Announcement of the Acquisition of Softron
GmbH.

		Item 7.	Financial Statements, Pro forma Financial
				Information and Exhibits.

    (a),(b)  Financial statements and pro forma
         financial information omitted in reliance on
         Item 7 (a)(4) of the Instructions to Form 8-K.

				(c)  Exhibits.

    2.1  Stock Purchase Agreement, dated
October 20, 1998, among the Registrant,
Zeus Vierrunddreissigste
Beteiligungsgesellschaft mbH and the
shareholders of Softron GmbH (the
Disclosure Schedule has been omitted as
permitted pursuant to the rules and
regulations of the Securities and Exchange
Commission (SEC), but will be furnished
supplementally to the SEC upon request).

    20.2  Press release of Dionex Corporation dated
October 20, 1998.

Item 9.  Sale of Equity Securities Pursuant to Regulation S.

Form 8-K/A dated October 20, 1998 and filed November 12, 1998.

Item 2.	Acquisition or Disposition of Assets - Announcement
of the Acquisition of Softron GmbH.

Item 7.	Financial Statements, Pro forma Financial
				Information and Exhibits.

				(a) Financial statements of Business Acquired filed in accordance with Item 7 (a)(4) of the Instructions to Form 8-K.

    (b) Pro Forma Financial Information filed in accordance with Item 7(a)(4) of the Instructions to Form 8-K.

(c) Exhibits.

   2.1  Stock Purchase Agreement, dated
October 20 1998, among the Registrant, "Zeus"
Vierrunddreissigste Beteiligungsgesellschaft
mbH and the shareholders of Softron GmbH (the
Disclosure Schedule has been Omitted as
permitted pursuant to the rules and regulations of the Securities and Exchange Commission
("SEC"), but will be furnished supplementally to the SEC upon request).

   20.1 Press release of the Registrant dated
     October 20, 1998.

   23.1 Independent Auditors' Consent

		Item 9.	Sale of Equity Securities Pursuant to
				Regulation S.


SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                            DIONEX CORPORATION
                            (Registrant)


Date: February 11, 1999	   By:	/s/A. Blaine Bowman
                               A. Blaine Bowman
                               President, Chief Executive Officer


                            By:/s/Michael W. Pope
                               Michael W. Pope
                               Vice President, Finance and
                               Administration
                               (Principal Financial and
                               Accounting Officer)

25