Form 10-Q
period 1999-03-31
DIONEX CORP /DE
filed 1999-05-14
CIK 708850

This document consists of 19
							pages, of which this page
							is number 1.



FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
-------------------------------

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended March 31, 1999

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

                                        YES   X    NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 1999:

	        CLASS                    NUMBER OF SHARES

	   	Common Stock			       	22,349,767


DIONEX CORPORATION
INDEX


				PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                      		        Page

	      CONDENSED CONSOLIDATED BALANCE SHEETS
	      March 31, 1999 and June 30, 1998..................      3

	      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	      Three Months Ended March 31, 1999 and 1998........	     4

	      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	      Nine Months Ended March 31, 1999 and 1998.........      5

	      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	      Nine Months Ended March 31, 1999 and 1998.........     6-7

	      NOTES TO CONDENSED CONSOLIDATED FINANCIAL
	      STATEMENTS........................................     8-12


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............    13-18


				PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................      19

SIGNATURES...............................................      19

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
-----------------

                                                    March 31,   June 30,
       ASSETS                                          1999	      1998
                                                   (unaudited)
Current assets:
  Cash and equivalents (including invested cash
    of $1,085 at March 31, 1999 and $5,364
    at June 30, 1998)............................   $  3,961   $ 13,184
  Temporary cash investments.....................         -       5,850
  Accounts receivable (net of allowance for
    doubtful accounts of $699 at March 31,1999
    and $606 at June 30, 1998)...................     39,864     31,350
  Inventories....................................     12,464      9,921
  Deferred tax benefits..........................     10,443      7,965
  Prepaid expenses and other.....................      2,264      1,089
         Total current assets....................     68,996     69,359

Property, plant and equipment, net...............     39,890     30,070
Intangible assets................................     11,042         -
Other assets ....................................     17,319      7,830
					  $137,247   $107,259

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks.........................   $  4,578   $    -
  Accounts payable...............................      6,044      5,681
  Accrued liabilities............................     19,873     17,394
  Income taxes payable...........................      6,211      6,526
  Accrued product warranty.......................      4,425      4,013
         Total current liabilities...............     41,131     33,614

Deferred taxes...................................      7,117      2,956
Long-term debt...................................      1,140         -
Stockholders' equity:
  Preferred stock (par value $.001 per share;
    1,000,000 shares authorized; none
    outstanding).................................          -         -
  Common stock (par value $.001 per share;
    40,000,000 shares authorized; outstanding:
    22,320,517 shares at March 31, 1999 and
    22,315,990 shares at June 30, 1998)..........     45,941     38,926
  Retained earnings..............................     40,523     32,106
  Accumulated other comprehensive income (loss)..      1,395       (343)
         Total stockholders' equity..............     87,859     70,689
                                                    $137,247   $107,259



See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(In thousands, except per share amounts)
------------------



                                                      1999       1998
                                                        (unaudited)

Net sales......................................     $47,072    $38,404
Cost of sales..................................      15,378     12,134
Gross profit...................................      31,694     26,270

Operating expenses:
  Selling, general and administrative..........      13,986     11,706
  Research and product development.............       4,086      3,471

     Total operating expenses..................      18,072     15,177

Operating income...............................      13,622     11,093

Interest income................................         178        325
Interest expense...............................         (91)       (27)

Income before taxes on income..................      13,709     11,391
Taxes on income................................       4,592      3,873

Net income.....................................     $ 9,117    $ 7,518

Basic earnings per share.......................     $   .41    $   .33

Diluted earnings per share.....................     $   .38    $   .31

Shares used in computing per share amounts:

     Basic.....................................      22,313     22,805

     Diluted...................................      23,780     24,179













 See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED MARCH 31, 1999 AND 1998
(In thousands, except per share amounts)
------------------



                                                      1999      1998
                                                        (unaudited)

Net sales.....................................      $126,422  $111,757
Cost of sales.................................        40,749    35,254
Revaluation of acquired inventory.............         1,952        -

Gross profit..................................        83,721    76,503

Operating expenses:
  Selling, general and administrative.........        39,146    35,617
  Research and product development............        11,113     9,896
  Write-off of in-process research and development     4,991        -

     Total operating expenses.................        55,250    45,513

Operating income..............................        28,471    30,990

Interest income...............................           633     1,065
Interest expense..............................          (234)      (81)

Income before taxes on income.................        28,870    31,974
Taxes on income...............................         9,671    10,871

Net income....................................      $ 19,199  $ 21,103


Basic earnings per share......................      $    .86  $    .91

Diluted earnings per share....................      $    .81  $    .86

Shares used in computing per share amounts:

  Basic.......................................        22,266    23,120

  Diluted.....................................        23,569    24,490









 See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1999 AND 1998
(In thousands)
------------------


                                                           1999       1998
                                   		                (unaudited)
Cash and equivalents provided by (used for):

Cash flows from operating activities:
Net income............................................	  $19,199    $21,103
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Writeoff of in-process research and development.....	    4,991
  Depreciation and amortization.......................	    2,621      1,892
  Deferred taxes......................................	   (2,632)      (516)

  Changes in assets and liabilities:
    Accounts receivable...............................	   (4,512)    (3,800)
    Inventories.......................................	    1,444       (736)
    Prepaid expenses and other assets.................	     (939)       758
    Accounts payable..................................	     (338)       222
    Accrued liabilities...............................	    1,362     (1,680)
    Income taxes payable..............................	     (521)       817
    Accrued product warranty..........................	      250        259
Net cash provided by operating activities.............	   20,925     16,803

Cash flows from investing activities:
  Purchase of temporary cash investments..............	   (3,500)   (11,000)
  Proceeds from maturities of temporary
     cash investments.................................	    9,350     14,402
  Purchase of property, plant and equipment...........	   (6,744)    (1,266)
  Acquisition of Softron, net of cash acquired........	  (23,206)      -
  Other...............................................	   (2,832)       (81)
Net cash provided by (used for) investing activities..	  (26,932)     2,055

Cash flows from financing activities:
  Net change in notes payable to banks................	    3,727        750
  Sale of common stock................................	    6,415      4,900
  Repurchase of common stock..........................	  (11,570)   (31,203)
  Other...............................................	     (456)        19
Net cash used for financing activities................    (1,884)   (25,534)

Effect of exchange rate changes on cash...............	   (1,332)     1,056

Net decrease in cash and equivalents..................	   (9,223)    (5,620)
Cash and equivalents, beginning of period.............	   13,184     24,624

Cash and equivalents, end of period...................	  $ 3,961    $19,004
(continued)

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1999 AND 1998
(In thousands)
------------------


                                                         1999    1998
                                                          (unaudited)
(continued)
Supplemental disclosures of cash flow information:
  Income taxes paid.................................	$ 9,267  $ 8,610
  Interest paid.....................................	$   232  $    79

Noncash investing activities:
  Common stock issued in connection with acquisition
   of Softron GmbH.................................... $ 1,388  $  -




































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

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------

		Purchase price allocation:

			Tangible assets                   $12,776
			Deferred tax asset                  3,240
			Intangible assets:
				Developed and core technology      4,415
				Assembled workforce                  830
				Goodwill                           7,402
			In-process research and development 4,991
			Liabilities assumed                (5,376)
			Deferred tax liabilities           (3,240)
                                     $25,038

In connection with the acquisition the Company recorded a nonrecurring charge of $5.0 million for the write-off of in-process research and development acquired. In addition, cost of sales included $2.0 million in the quarter ended December 31, 1998 related to the sale of inventory acquired which had been written up as part of the purchase accounting.

The Company initially expected to record a charge of between $10 million and $12 million for in-process research and development acquired in connection with the Softron acquisition. However, in the latter part of calendar 1998, the Securities and Exchange Commission issued new guidance concerning the methods for determining in-process research and development charges. In light of this new guidance, the Company reported charges related to in-process research and development substantially lower than originally anticipated.

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

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------


Two of the in-process projects were to design and build new liquid chromatography modules. At the date of acquisition, the estimated cost to complete these projects was approximately $900,000. The third project is a new generation of software. At the time of the acquisition, the estimated cost to complete was approximately $750,000. The projects are scheduled to be completed mid to late 1999. Costs incurred by the Company through March 31, 1999 were approximately $750,000.

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

The following unaudited pro forma results of operations for the nine months ended March 31, 1999 and 1998 give effect to the acquisition as if it had occurred at the beginning of fiscal 1998. The pro forma results of operations exclude the nonrecurring charges that were recorded in conjunction with the acquisition.

Pro Forma Results of Operations
(In thousands, except per share amounts)

                                          Nine Months Ended
                                           Ended March 31,
                                             1999  	   1998

	Net sales............................    $130,198  $117,413
	Income from continuing operations....     $34,945   $31,845
	Net income...........................     $23,241   $21,018
	Basic earnings per share.............       $1.04      $.91
	Diluted earnings per share...........        $.98      $.86

Softron, which markets its products primarily in Europe, specializes in high performance liquid chromatography systems used by scientific, pharmaceutical and industrial laboratories to analyze the chemical components of compounds.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------


3.  Inventories

Inventories consist of (in thousands):

                                    March 31,      June 30,
                                      1999          1998

Finished goods                       $ 7,241        $3,459
Work in process                        1,921         3,548
Raw materials and subassemblies        3,302         2,914

                                     $12,464        $9,921

4.   Income Taxes

The effective income tax rate for the first nine months of 1999 was 33.5%, compared to 34.0% reported in the same period of fiscal 1998.

5.	Comprehensive Income

In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income include net income, foreign currency translation adjustments and unrealized gain on equity securities available for sale. As such, Accumulated Other Comprehensive Income (Loss) in the Condensed Consolidated Balance Sheets represents cumulative foreign currency translation adjustments and unrealized gain on equity securities available for sale. Comprehensive income was $7,770,000 and $6,743,000 for the three months ended March 31, 1999 and 1998, respectively, and $20,937,000 and $20,313,000 for the nine months ended March 31, 1999 and 1998, respectively. The adoption of SFAS No. 130 required additional disclosure but did not impact the Company's consolidated financial position, results of operations or cash flows.

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

7.   Common Stock Repurchases

During the third quarter of fiscal 1999, the Company repurchased 155,400 shares of its common stock on the open market, bringing the cumulative number of shares repurchased during the first nine months of the year to 423,000 shares compared with 1,266,450 shares repurchased in the same period of the previous fiscal year. During all of fiscal 1998, the Company repurchased 1,851,460 shares.

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

DIONEX CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS

Acquisition of Softron GmbH

On October 20, 1998, the Company, through a wholly owned subsidiary, purchased all of the issued and outstanding shares of Softron GmbH (Softron), a limited liability company organized under the laws of Germany for total consideration, including acquisition costs, of approximately $25.0 million comprised of cash and 63,091 shares of Dionex stock valued at $22 per share.

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

The Company initially expected to record a charge of between $10 million and $12 million for in-process research and development acquired in connection with the Softron acquisition. However, in the latter part of calendar 1998 the Securities and Exchange Commission issued new guidance concerning the methods for determining in-process research and development charges. In light of this new guidance, the Company reported charges related to in-process research and development substantially lower than originally anticipated.

Results of Operations - Three Months Ended March 31, 1999 and
1998

Net sales for the third quarter of fiscal 1999 were $47.1 million, an increase of 23% from the $38.4 million reported for the same period last year. The Company experienced strong sales growth in Japan and Europe, while sales growth in North America was lower than previous quarters. The inclusion of Softron also increased sales during the third quarter. Had currency rates been the same as in last year's third quarter, sales growth would have been 19%.

Gross margin for the third quarter of fiscal 1999 was 67.3% compared to 68.4% for the same period last year. The lower gross margin was attributable to the inclusion of Softron, whose products have a lower gross margin than Dionex's historical product margins. There were no significant selling price changes between these periods.


13

Operating expenses of $18.1 million for the third quarter of fiscal 1999 were up $2.9 million compared to the third quarter of fiscal 1998. The increase was due to the inclusion of Softron and the effect of currency fluctuations. As a percentage of sales, operating expenses were 38% of sales compared with 40% in the same period last year. Selling, general and administrative expenses (SG&A) increased $2.3 million, or 19%, compared with $11.7 million reported in the same period last year. The increase in SG&A expenses was primarily due to the inclusion of Softron and the effect of currency fluctuations on international selling expenses.

Research and development (R&D) costs of $4.1 million increased $615,000, or 18%, from the $3.5 million reported in the same period last year. The increase was attributable to the inclusion of Softron. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Interest income was $178,000 for the third quarter of fiscal 1999, $147,000 lower than the $325,000 reported in the third quarter last year. The decrease in interest income was due to lower average cash balances resulting from the acquisition of Softron.

Interest expense was $91,000, an increase of $64,000 compared with $27,000 reported in the third quarter last year. The increase was due to borrowings related to the acquisition of Softron.

The effective tax rate for the third quarter of fiscal 1999 was 33.5%, compared with 34.0% in the third quarter a year ago. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Net income in the third quarter of fiscal 1999 was $9.1 million compared with the $7.5 million reported in the third quarter last year. Basic and diluted earnings per share were $.41 and $.38 respectively, compared with $.33 and $.31 reported for the same period last year.

Results of Operations - Nine months ended March 31, 1999 and 1998

Net sales for the nine months ended March 31, 1999 were $126.4 million, an increase of 13%, compared with the $111.8 million reported for the same period last year. The Company experienced strong sales growth in Europe and Japan, while growth in North America was lower. The inclusion of Softron since the date of acquisition also increased sales. Had currency remained the same as the first nine months last year, sales growth would have been 12%.

Gross margin for the first nine months of fiscal 1999 was 66.2% compared with 68.5% reported for the same period last year. Excluding a nonrecurring charge related to the sale of inventory acquired which had been written up as part of the purchase accounting, gross margin was 67.8%. The lower gross margin was attributable to the inclusion of Softron, whose products have a lower gross margin than Dionex's historical product margins. There were no significant selling price changes between these periods.

Operating expenses for the nine months ended March 31, 1999 were $55.2 million, an increase of $9.7 million compared with $45.5 million reported for the same period last year. Excluding the nonrecurring write-off of in-process research and development, operating expenses increased $4.7 million, or 10%, and as a percentage of sales, operating expenses were 40%, down one percentage point from the same period last year. SG&A expenses were $39.1 million, an increase of $3.5 million or 10%, compared with $35.6 million reported for the same period last year. The increase in SG&A expenses was attributable to the inclusion of Softron.

R&D expenses for the nine months ended March 31, 1999 were $11.1 million, an increase of $1.2 million, or 12%, from the $9.9 million reported in the same nine-month period last year. The increase was attributable to the inclusion of Softron and an increase in personnel related costs. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

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

Two of the in-process projects were to design and build new liquid chromatography modules. At the date of acquisition, the estimated cost to complete these projects was approximately $900,000. The third project is a new generation of software. At the time of the acquisition, the estimated cost to complete was approximately $750,000. The projects are scheduled to be completed mid to late 1999. Costs incurred by the company through March 31, 1999 were approximately $750,000.

There can be no assurances that the Company will be able to complete the development of the products on a timely basis. Failure to complete these projects could have an adverse impact on the Company's financial condition or results of operations.

Interest income was $633,000 for the first nine months of fiscal 1999, $432,000 lower than the $1.1 million reported in the third quarter last year. The decrease in interest income was due to lower average cash balances resulting from the acquisition of Softron.

Interest expense was $234,000, an increase of $153,000 compared with $81,000 reported in the first nine months last year. The increase was due to borrowings related to the acquisition of Softron.

The effect tax rate for the first nine months of fiscal 1999 was 33.5%, compared with the 34.0% in the nine months of fiscal 1998. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Net income in the first nine months of fiscal 1999 was $19.2 million compared with $21.1 million reported in the same period last year. Basic and diluted earnings per share were $.86 and $.81 respectively, compared with $.91 and $.86 per share in same period of last year. The nonrecurring acquisition related charges reduced basic and diluted earnings per share by $.21 and $.20, respectively during the first nine months of fiscal 1999. Basic and diluted earnings per share were favorably affected by the Company's stock repurchase program.

Liquidity and Capital Resources

At March 31, 1999, the Company had cash and cash investments of $4.0 million. During the third quarter of fiscal 1999, the Company repurchased 155,400 shares of its common stock, bringing the total shares repurchased for the first nine months of fiscal 1999 to 423,000. During fiscal 1998, the Company repurchased a total of 1,851,460 shares of its common stock.

At March 31, 1999, the Company had outstanding borrowings of $5.7 million. At March 31, 1999, the Company had bank lines of credit totaling $31.0 million. The Company believes its cash flow from operations, its existing cash and cash investments and its bank lines of credit will be adequate to meet its cash requirements for the remainder of the fiscal year.

The impact of inflation on Dionex Corporation's financial position and results of operations was not significant during the nine months ended March 31, 1999.

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

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)	Exhibits

27 	Financial Data Schedule for the period ended
   	March 31, 1999.

         (b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the current quarter.


SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                            DIONEX CORPORATION
                            (Registrant)


Date: May 12, 1999 	   	   By:/s/ A. Blaine Bowman
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













19