Form 10-K405
period 1999-06-30
DIONEX CORP /DE
filed 1999-09-27
CIK 708850

Page 1 of 30



UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
----------------------------------
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended June 30, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on September 23, 1999 (based upon the closing price of such stock as of such date) was $915,934,996.

As of September 23, 1999, 22,199,754 shares of the Registrant's
Common Stock were outstanding.

Portions of the Registrant's 1999 Annual Report to Stockholders are incorporated by reference in Parts I, II and IV of this Report. Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 27, 1999 are incorporated by reference in Part III of this Report.

PART I

Item 1.  BUSINESS

	   Dionex Corporation* designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. The Company's products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications. Since July 1, 1998, there have been no material changes in the mode of conducting the business of the Company.

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

DX-120 IC System

	  In fiscal 1996, the Company introduced the DX-120, a cost-effective IC system for customers that need simple, dedicated instrumentation for routine ion analysis. The DX-120 was designed for improved reliability and automation, allowing for quick set-up, simple operation and high quality isocratic performance. The DX-120 is marketed worldwide.

DX-500 IC and HPLC Systems

	  In fiscal 1994, the Company first introduced the DX-500 Series of chromatography systems for IC and HPLC in the North American and European markets. In fiscal 1995, the DX-500 line was introduced in Japan and is now marketed worldwide. The modular, high performance system offers various configurations designed to meet the needs of numerous IC and HPLC applications. The DX-500 Series offers both quaternary gradient and isocratic pump capabilities, in either PEEK (polyetheretherketone) or stainless steel and several detection modes based on conductivity, electrochemistry and optical absorbance. This versatility of detection and pumping capabilities allows customers to perform a wide range of IC and HPLC applications.
In fiscal 1997, the Company introduced the LC25 oven, an oven that features both conductive and convective heating to facilitate temperature control of columns, cells and suppressors. In fiscal 1998,the Company enhanced the DX-500 product line by introducing the GP50 and IP25 pumps. These pumps are the second generation of pumps in the DX-500 product line and are designed to provide more reliable flow and gradient accuracy and precision. In fiscal 1998, the Company introduced the EG40 Eluent Generator, a module for use with the DX-500 system. The EG40 generates high-purity eluents on-line using only deionized water as the carrier. The benefits of the on-line eluent generation is improved results by eliminating interferences, enhancing sensitivity and providing greater flexibility.

In March 1999, the Company introduced the AAA-DirectTM Amino Acid Analysis system based on the DX-500 platform, which greatly simplifies the separation of amino acids along with amino sugars, phospho-amino acids and simple sugars. Unlike other products, the AAA-Direct can accomplish this in a single run without any pre-column or post-column derivitization.

Summit HPLC System

	  In October 1998, the Company significantly broadened and strengthened its HPLC product offering with the acquisition of Softron GmbH, a privately held German company, and our subsequent introduction of the SummitTM HPLC System and CHROMELEONTM
Software in March 1999. The latest in HPLC instrumentation and chromatography software, these new products combine advanced pump technology, a high performance autosampler and a variety of high sensitivity detectors with the most powerful and flexible data system available. The Summit HPLC System includes a versatile P580 dual piston pump designed for both high pressure and low pressure gradient capabilities. The Summit product line also includes a high sensitivity UV-VIS absorbance detector, the UVD 170S detector, and a world-class photodiode array detector, the UVD 340S.

Process Instrumentation

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

Sample Extraction - The Company offers the ASE? 200 system for automated sample extraction. In fiscal 1995, the Company introduced this new extraction technology called Accelerated Solvent Extraction or ASE. The ASE 200 system extracts solid samples using common solvents at elevated temperatures and pressures. The ASE 200 system extracts solid samples in an automated fashion using the same solvents used in traditional soxhlet techniques. Competitive techniques include soxhlet, sonication, microwave extraction and supercritical fluid extraction. The ASE 200 system offers several advantages over other solvent based extraction techniques including lower solvent consumption, reduced extraction time, higher throughput through automation and ease of use. ASE 200 systems are used worldwide for a number of environmental, industrial and food and beverage applications. In fiscal 1997, the Company enhanced its ASE 200 system by introducing the ASE 200 Solvent Controller Module, which automates the delivery of multiple solvents to the ASE 200 system, and Auto ASE, an add-on software feature which allows control of up to eight ASE 200 systems from one location, as well as methods storage and documentation. In fiscal 1999, the Company introduced several new applications for the ASE 200. These applications include time and labor savings for the extraction of polymers and environmental samples.

Automation Products - As part of its efforts to make chemical analyses simpler, faster and more reliable, Dionex offers a family of products that automate sample handling, system operation and data analysis for chromatography systems. These products include PeakNet, PeakNet PA for Process Analysis and CHROMELEON. In addition, several automated sample injection modules are available for IC and HPLC applications.

	  In fiscal 1994, the PeakNet PC-based Chromatography Workstation was introduced. PeakNet is the Company's latest release of Windows-based applications for chromatography.
PeakNet Workstations are multi-featured, high performance computer systems that automate control, data acquisition, analysis and reporting for the DX-120, DX-500 and DX-800 systems. In fiscal 1996, the Company introduced PeakNet 4.3, which offered new capabilities including data smoothing options to reduce noise and enhanced reporting formats to meet the changing documentation requirements of our customers. In fiscal 1997, the Company introduced its latest version of the software, PeakNet 5.0, a new generation 32-bit automation product designed for use with Windows 95 and Windows NT. In fiscal 1998, the Company enhanced its PeakNet chromatography software by introducing PeakNet 5.1. This release added new capabilities to the PeakNet software, including full control and support of the EG40 and enhanced reporting capabilities.

	  The Company introduced in fiscal 1999, as part of the Summit HPLC system, the CHROMELEON Chromatography Data System. Chromeleon is a 32-bit application designed to run on Windows 95, 98 and Windows NT and even mixed platforms. CHROMELEON operates most liquid and gas chromatography systems from a single user interface. It is an easy to use, flexible data system with a built-in SQL database and client/server architecture.

	  In fiscal 1994, the universal interface (UI20) module was added to PeakNet. It allows PeakNet workstations to accept data from other Dionex instruments, as well as instruments manufactured by other vendors. A revision of the PeakNet software was also introduced at that time to support the new interfacing capabilities.

	  In fiscal 1994, the Company introduced the AS40 Automated Sample Injection module (AS40). The AS40 is a low-cost, metal-free, rugged automated sample loading device designed especially for ion chromatography applications. The AS40 can be used with the DX-120 and DX-500 series.

	In September 1998, the Company introduced the AS50 Auto-
Select Autosampler for use with the DX-500 ion chromatography system. The AS50 Autosampler is a high-performance, random vial access autosampler with automated sample preparation.

	The Company also introduced the Gina 50 autosampler as part of the Summit HPLC system. The Gina 50 offers an innovative
"split-loop" injection system that provides for accurate and highly reproducible injections. The removable carousels and programmable needle depth allows the Gina 50 to accommodate a variety of sample vials and sizes.

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

	Several consumable products were introduced in fiscal 1999, including two anion exchange columns, the IonPac(r) AS16 and the IonPac AS17. The IonPac AS17 column separates analytes in water faster, more selectively and more reliably than other columns on the market. The IonPac AS16 performs rapid isocratic separation of polarizable anions without the use of solvents or other eluent modifiers. Both columns are designed to enhance performance when used with our EG40 Eluent Generator. In addition, the Company introduced two cation exchange columns, the ProPacTM WCX-10 and ProPac SCX-10, to analyze proteins with small differences in charge. The columns are ideal for the characterization or quality control of closely related proteins in biotechnology, pharmaceutical and food and beverage applications.

	These products follow a steady stream of columns and chemistries introduced in the previous two years, including the AS11-HC, IonPac AS15, IonPac ICE-Borate, IonPac AS9-HC and IonPac
CS15.  These products cover a range of applications.

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

	In fiscal 1998, the Company introduced the SRS-Ultra, the next generation in the SRS line of suppressors. The SRS-Ultra provides superior performance for trace level ion chromatography.

Detectors - Detectors are used to measure the quantity of various sample components after they have been separated in a chromatography column. Dionex currently offers several detector products based on conductivity, electrochemistry, fluorescence and absorbance, including a photodiode array detector introduced in 1995. This range of detectors is designed to meet customer requirements for analysis of organics, inorganics, metals, amino acids, biological compounds and pharmaceuticals. The Company introduced as part of the Summit HPLC system, the UVD 170S and UVD 340S detectors. The UVD 170S simultaneously monitors four wavelengths providing the highest sensitivity available in a multi-channel UV-VIS detector. The UVD 340S is a technologically advanced high sensitivity photodiode array detector for HPLC. The UVD 340S offers high sensitivity without sacrificing spectral resolution.

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

The Company's products are used extensively in environmental analysis and by the pharmaceutical, life science, biotechnology, chemical, petrochemical, power generation, food and beverage and electronics industries. Its customers include a number of the largest industrial companies worldwide, as well as government agencies, research institutions and universities. Geographically, sales to customers outside of North America accounted for 62% of consolidated sales in fiscal 1999, 57% of consolidated sales in fiscal 1998 and 61% of consolidated sales in fiscal 1997. No single customer accounted for 10% or more of the Company's sales in fiscal 1999, 1998 or 1997.

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

	Dionex manufactures its products based upon its forecast of customer demand and maintains inventories of completed modules in advance of receipt of firm orders from its customers. Orders are generally placed by the customer on an as-needed basis, and products are usually shipped within four to six weeks after receipt of an order. Dionex does not maintain a substantial backlog, and backlog as of any particular date may not be indicative of the Company's actual sales in any succeeding period. The level of backlog at June 30, 1999 was $23.7 million and at June 30, 1998 was $18.4 million.

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

	Competitors of the Company in HPLC include such vendors as Hewlett-Packard Company, Waters Corporation, Alltech Associates, Lachat and other smaller companies. The Company's newly introduced Summit HPLC system competes directly with other manufacturers' HPLC systems in traditional HPLC applications. Dionex believes that the Summit HPLC system has certain benefits over competing systems, including advanced pump technology and a high performance autosampler. Coupled with the CHROMELEON software package, this system provides customers a state-of-the-art HPLC system for their analytical needs.

	The Company's DX-500 Series also competes directly with other manufacturers' HPLC systems in certain traditional HPLC applications. Dionex is a relatively new entrant in the highly competitive HPLC and biological separations markets. Nonetheless, management believes that the DX-500 Series has certain benefits over competing systems, including a non-metallic flow path and the capability of performing gradient ion chromatography, as well as HPLC, on a single analytical system.

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

	Patents and Licenses

	The Company has an extensive patent portfolio covering certain of the Company's products. The primary benefits of patents are presently limited to the United States and certain other foreign countries where patents have been issued.

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

	The Company regards its PeakNet and CHROMELEON software as proprietary and relies on a combination of copyrights, trademarks, trade secret laws and other proprietary rights, laws, license agreements and other restrictions on disclosure, copying and transferring title to protect its rights to its software products. The Company has no patents covering its software, and existing copyright laws afford only limited practical protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

	International Operations

	Financial information about foreign and domestic operations and export sales required by Item 1 of Form 10-K is incorporated by reference to Note 12 of the Notes to Consolidated Financial Statements at page 35 of the Registrant's 1999 Annual Report to Stockholders. A copy of the applicable page is included as
Exhibit 13.1.

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

	Manufacturing and Suppliers

	The Company produces chemicals and resins and assembles systems and components in its California manufacturing facilities. The Company assembles the systems and components for its Summit HPLC system in its German manufacturing facility. Dionex has developed proprietary processes for the manufacture of polystyrene-based resins and for packing columns with these resins. The Company believes that its resins, columns and suppressor manufacturing know-how are critical to the performance and reliability of its chromatography systems. The Company requires each employee to sign a nondisclosure agreement to protect its proprietary processes. However, there can be no assurances that these agreements will provide meaningful protection or adequate remedies for the Company's proprietary processes in the event of unauthorized use or disclosure.

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

	Research and Development

	The Company's research and development efforts are focused on increasing the performance of its chromatography and other products and expanding the number of chemical compounds that can be analyzed efficiently with its products. Research and product development expenditures were $14.8 million, $13.3 million and $12.5 million in fiscal 1999, 1998 and 1997, respectively. The Company pursues active development programs in the areas of system hardware, applications, computer software, suppressors, resin and column technologies. There can be no assurances that the Company's product development efforts will be successful or that the products developed will be accepted by the marketplace.

	Environmental Laws and Regulations

	Compliance by the Company with federal, state and local environmental laws during fiscal 1999 had no material effect upon capital expenditures, earnings or its competitive position.

	Employees

	Dionex had 799 employees at June 30, 1999, compared with 715 employees at June 30, 1998. The Company believes that its future success depends in large part upon its continued ability to attract and retain highly skilled employees.

Item 2.   PROPERTIES

	As of September 20, 1999 the Company owned nine Buildings in Sunnyvale, California, providing 252,000 square feet of space utilized for Administration, Marketing, Sales, Service, Research and Product Development and Manufacturing. The Company also owns a building utilized for Sales, Service and Administration in Idstein, Germany and a building for Manufacturing and Administration in Germering, Germany. The Company also owns a land leasehold right in Osaka, Japan where the Company plans to construct a building.

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

Item 3.  LEGAL PROCEEDINGS

	    None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	    No matters were submitted to a vote of security holders during the quarter ended June 30, 1999.

	Executive Officers of the Registrant

	The following table lists the names and positions of all current executive officers of the Company, and their ages as of September 17, 1999. Except as noted below, there are no other family relationships between any director or executive officer and any other director or executive officer of the Registrant. Executive officers serve at the discretion of the Board of Directors.

      Name                          Age         Positions

	A. Blaine Bowman(1)              		53          President, Chief Executive
	                                               Officer and Director

	Barton Evans, Jr.                 	51          Senior Vice President

	Nebojsa Avdalovic                  64          Vice President

	Bruce L. Barton                    40          Vice President

	Michael Merion                     45          Vice President

	Brent J. Middleton(1)              42          Vice President

	Christopher Pohl                   48          Vice President

	Michael W. Pope                    33          Vice President

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

Mr. Barton has served as Vice President, International
Operations for the Registrant since July 1996. Prior to that, he served as Director of International Operations and in various other capacities since joining the Company in 1987. In August 1999, Mr. Barton resigned his position as Vice President, International and has moved to the position of Vice President, Strategic Planning and Japan.

Dr. Merion has served as Vice President of Worldwide Marketing since July 1999. Prior to that, he served as Director of Marketing and in various other capacities since joining the Company in 1993.

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


PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
	    STOCKHOLDER MATTERS

	    The information required by Item 5 of Form 10-K is incorporated by reference to the information contained in the section captioned "Supplemental Information" at page 38 of the Registrant's 1999 Annual Report to Stockholders. A copy of the applicable page is attached hereto as Exhibit 13.1.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

	    The information required by Item 6 of Form 10-K is incorporated by reference to the information contained in the section captioned "Selected Financial Information" at page 21 of the Registrant's 1999 Annual Report to Stockholders. A copy of the applicable page is attached hereto as Exhibit 13.1.

Item 7.  	MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table summarizes the consolidated income statement items as a percentage of sales.
						                         	     PERCENTAGE OF NET SALES
Years ended June 30                  1999      1998      1997
Net sales                         	100.0%    100.0%    100.0%
Cost of sales                      	 32.0      31.5      30.6
Revaluation of inventory acquired     1.1        -         -
Gross profit                       	 66.9      68.5      69.4
Selling, general and administrative	 31.2      31.7      33.3
Research and product development      8.6       8.8       8.8
Write-off of in-process research
and development                       2.8        -         -
Operating income                   	 24.3      28.0      27.3
Interest income, net                   .3        .8        .9
Income before taxes                	 24.6      28.8      28.2
Taxes on income	                   	  8.1       9.8       9.7
Net income	                        	 16.5%     19.0%     18.5%

NET SALES AND GROSS PROFIT. In fiscal 1999, Dionex (the "Company") reported record sales and earnings for the 19th consecutive year, excluding nonrecurring items. The Company's consolidated sales in fiscal 1999 were $172.9 million, an increase of 15% compared with $150.5 million reported in fiscal 1998. Sales in fiscal 1997 were $142.1 million. The Company is subject to the effects of foreign currency fluctuations, which can have an impact on reported sales and gross profits. Currency fluctuations increased reported sales by 1% in fiscal 1999 and reduced sales by 4% in fiscal 1998.

Sales growth in fiscal 1999 was attributable to strong growth in our European and Japanese markets. Growth in the Company's North American market was slower than in past years. The Company saw some improvement in the fourth quarter in sales to the Far East as some of the Asian countries start to recover from the financial crisis that began in fiscal 1998. Sales growth in fiscal 1998 was fueled by strong growth in North America and Europe in local currencies. However, a strengthening U.S. dollar reduced the reported results in Europe. Sales in the Far East declined slightly due to the financial crisis and a stronger U.S. dollar.

Sales outside of North America accounted for 62% of consolidated sales in fiscal 1999, 57% in fiscal 1998 and 61% in fiscal 1997. The Company sells directly through its sales forces in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Austria, Japan, Canada and the United States. Direct sales accounted for 92% of consolidated sales in fiscal 1999, compared with 90% in fiscal 1998 and 88% in fiscal 1997. International distributors and representatives in Europe, the Far East and other international markets accounted for the balance of the consolidated sales. There were no significant price changes during the three-year period.

Gross profit in fiscal 1999 was affected by a nonrecurring charge of $2.0 million related to the write-up of inventory acquired in the acquisition of Softron GmbH (Softron). Excluding this charge, gross profit was 68.1%, compared with 68.5% in fiscal 1998 and 69.4% in fiscal 1997. Including this charge, gross profit for fiscal 1999 was 66.9%. Gross profit was lower in fiscal 1999 due to the inclusion of Softron, whose products generally have a lower gross profit than the historical Dionex product margins. Gross profit in fiscal 1998 was negatively affected by a strengthening U.S. dollar.

OPERATING EXPENSES. Selling, general and administrative ("SG&A") expenses as a percentage of net sales decreased to 31.2% in fiscal 1999, compared with 31.7% in fiscal 1998 and 33.3% in fiscal 1997. SG&A expenses increased to $54.0 million, an increase of 13% in fiscal 1999 from $47.7 million in fiscal 1998. The increase in SG&A expenses was attributable to the inclusion of Softron costs since the acquisition date and increased selling expenses. The Company anticipates that SG&A expenses will be in the range of 30% to 34% of sales in the near term.

Research and product development expenses were 8.6% of consolidated sales in fiscal 1999 compared with 8.8% in both fiscal 1998 and 1997. Research and product development expenses in fiscal 1999 increased 12% to $14.8 million compared with $13.3 million in fiscal 1998. The increase was due to the inclusion of Softron costs since the acquisition date and higher personnel and related costs associated with various product development projects. Research and product development expenses in fiscal 1998 increased 6% from $12.5 million reported in fiscal 1997. The increase was attributable to higher personnel and related expenses and project material costs. Research and product development spending depends on both the breadth of the Company's research and product development efforts and the stage of specific product development projects. The Company anticipates that the level of research and development expenses will remain in the 8% to 10% range in the near term.

WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT ACQUIRED. Write-off of in-process research and development acquired represents a nonrecurring charge of $5.0 million associated with the acquisition of Softron in October 1998 for technology that had not reached technological feasibility and had no alternative future use.
The valuation of intangibles related to the acquisition was based upon management's estimates of after tax net cash flow using a 25% discount rate. The valuation gave consideration to the following: (i) comprehensive due diligence concerning all potential intangibles;
(ii) the value of developed and core technology, ensuring that the relative allocation to core technology and in-process research and development were consistent with the contribution of each to the final product; and (iii) the allocation to in-process research and development based upon a calculation that only considered the efforts completed as of the date of the transaction, and only the cash flows associated with one generation of products currently in-process. The valuation was performed by an independent valuation group and was deemed reasonable in light of all the quantitative and qualitative information available.

The write-off of in-process research and development related to three projects that were in development, had not reached technological feasibility, had no alternative future use and for which successful development was uncertain.

Two of the in-process projects were to design and build new liquid chromatography modules. At the date of acquisition, the estimated cost to complete these projects was approximately $900,000. The third project was a new generation of software. At the time of the acquisition, the estimated cost to complete was approximately $750,000. The projects are currently scheduled to be completed in the latter part of calendar 1999. Costs incurred by the Company through June 30, 1999 were approximately $1.2 million.

There can be no assurances that the Company will be able to complete the development of the products on a timely basis. Failure to complete these projects could have an adverse impact on the Company's financial condition or results of operations.

INTEREST INCOME. Interest income in fiscal 1999 of $917,000 was $457,000 lower than the $1.4 million reported in fiscal 1998. The decline in interest income was due to lower cash balances primarily resulting from the acquisition of Softron. Interest income in fiscal 1998 was essentially unchanged from fiscal 1997. Higher yields on invested cash in fiscal 1998 were offset by lower average cash balances.

INTEREST EXPENSE. Interest expense in fiscal 1999 was $301,000, an increase of 163% from the $115,000 reported in fiscal 1998. The increase was attributable to short-term borrowings related to the acquisition of Softron. Interest expense in fiscal 1997 was $85,000.

INCOME TAXES. The Company's effective tax rate for fiscal 1999 was 33.2% compared with 34.0% in fiscal 1998 and 34.5% in fiscal 1997. The Company's effective tax rate is affected by the mix of taxable income among the various tax jurisdictions in which the Company does business. The Company anticipates that its effective tax rate will be in the 32% to 35% range in the near term.

EARNINGS PER SHARE. Excluding nonrecurring acquisition related charges, diluted earnings per share were $1.40, an increase of 19% compared with fiscal 1998. Including these charges, diluted earnings per share in fiscal 1999 were $1.20 per share, compared with $1.18 in fiscal 1998 and $1.03 in fiscal 1997. The number of shares used in computing diluted and basic earnings per share declined each year due to the Company's stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES.

In fiscal 1999, the Company had cash and cash equivalents of $11.3 million. The Company's working capital was $34.8 million at June 30, 1999, compared with $35.7 million at June 30, 1998. Working capital decreased in fiscal 1999 due to the acquisition of Softron. In addition, the Company repurchased 501,500 shares of its common stock for $14.9 million in fiscal 1999 under its stock repurchase program. The Company repurchased 1,851,460 shares for $46.2 million in fiscal 1998 and 1,583,478 shares for $31.0 million in fiscal 1997.

Cash generated by operating activities was $31.1 million in fiscal 1999, compared with $27.9 million in fiscal 1998 and $27.0 million in fiscal 1997. The increase in operating cash flows was due to higher net income after noncash transactions, partially offset by higher accounts receivable.

Capital expenditures in fiscal 1999 increased to $7.5 million, compared with $2.5 million in fiscal 1998 and $2.6 million in fiscal 1997. The higher level of capital expenditures in fiscal 1999 was due primarily to the addition of a leasehold right in Japan for $3.4 million and a new internal computer system.

At June 30, 1999, the Company had outstanding borrowings of $1.8 million and bank lines of credit totaling $35.5 million. The Company believes its cash flow from operations, its existing cash and cash equivalents and its bank lines of credit will be adequate to meet its cash requirements for the near term.

The impact of inflation on Dionex Corporation's financial position and results of operations was not significant during any of the periods presented.

ACQUISITION

In October 1998, the Company, through a wholly owned subsidiary, purchased all of the issued and outstanding shares of Softron, a limited liability company organized under the laws of Germany, for total consideration, including acquisition costs, of approximately $24.7 million.

The acquisition of Softron was accounted for by the purchase method and its results of operations have been included in the Company's results of operations since the date of acquisition.

In connection with the acquisition, the Company recorded a nonrecurring charge of $5.0 million for the write-off of in-process research and development acquired. In addition, cost of sales in fiscal 1999 included $2.0 million related to the sale of inventory acquired which had been revalued as a part of the purchase accounting.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is currently effective for Dionex in the first quarter of fiscal year 2001. Earlier application is permitted. Management does not believe that this standard will have a material impact on the Company's results of operations or financial position.


EURO CURRENCY

On January 1, 1999, the countries of the European Union adopted a single currency known as the "euro." The euro will become the legal currency of these countries effective July 1, 2002. During the 31/2 year transition period, companies in these countries may conduct business both in the euro and in their own currencies at a fixed exchange rate. The Company has considered the potential impact of the euro conversion on pricing, competition, its information technology systems, currency risk and risk management. Currently, the Company does not expect that the euro conversion will result in any material increase in costs to the Company or have a material adverse effect on its business or financial condition.

YEAR 2000 COMPLIANCE

Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. Beginning in fiscal 1997, the Company started a process to review its internal systems for year 2000 compliance. Testing of the internal systems was substantially completed during fiscal 1998 and the Company believes its current internal systems are compliant. Dionex believes the products it is currently shipping are year 2000 compliant as well. To date, the Company has spent approximately $150,000, primarily in capital expenditures, to replace certain predecessor capital items. The Company does not expect that any remaining remediation costs that may exist will be material.

The Company has made public statements to customers regarding its state of year 2000 preparedness for its products; however, the possibility of product liability claims still exists. To date, the Company has received communications from many of its major customers regarding their awareness of the year 2000 issue. Additionally, the Company has contacted numerous vendors to assess their progress in addressing the year 2000 issue. Based upon our assessments, testing and the plans in progress, the Company does not believe that the year 2000 issue will have a material adverse effect on the Company's financial position, results of operation or cash flows. However, the Company does not have control over whether its vendors or customers will make the appropriate modifications on a timely basis. If such modifications are not made in a timely manner, the Company's financial position and results of operations could be materially adversely affected.

The Company is in the process of identifying contingency alternatives for certain elements of year 2000 risk and the plan is intended to be completed before December 1999. The plan will address vendor problems as well as temporary remedies in the event of failure of company or third party systems. The Company will continue to monitor its business to determine if additional contingency plans need to be developed. There can be no assurance that any contingency plans will prevent a year 2000 problem from occurring. However, should the need arise, the Company believes it has adequate resources and would use them to resolve significant year 2000 issues in a timely manner.

FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the above discussion and the letter to shareholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risks and uncertainties include: general economic conditions, foreign currency fluctuations, new product development, including market receptiveness, fluctuation in worldwide demand for analytical instrumentation, competition from other products, existing product obsolescence, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, year 2000 compliance issues, the ability to attract and retain talented employees and other risks as described in more detail in the Company's Form 10-K for the year ended June 30, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Company is exposed to financial market risks, including changes in foreign currency exchange rates, interest rates and marketable equity security prices.

Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar and we derive approximately 54% of our sales by transacting business in various foreign currencies. U.S. dollar-denominated costs and expenses as a percentage of total operating costs and expenses are much greater compared to U.S. dollar-denominated sales as a percentage of total sales. As a result, appreciation of the U.S. dollar against our major trading currencies has a negative impact on our results of operations and depreciation of the U.S. dollar against these currencies has a positive impact.

To mitigate its foreign currency exchange risks, the Company utilizes derivative financial instruments. The Company hedges foreign currency exchange risk on its intercompany receivable balances utilizing foreign exchange forward contracts with high quality financial institutions. The Company's foreign exchange hedging activities do not subject the company to significant risk due to exchange rate movements because gains and losses on these contracts generally offset losses and gains on the underlying items being hedged. Using a hypothetical adverse change in foreign currency exchange rates of 10% (a weakening of the U.S. dollar), the fair value of these financial instruments would decrease by $1.6 million. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company has investments in marketable debt securities that are subject to interest rate risk. However, due to the short-term nature of the Company's debt investments and the Company's intention to hold these investments until maturity, the impact of interest rate changes would not have a material impact on the Company's results of operations or cash flows.

The Company is exposed to equity price risk on its investments in marketable equity securities. These investments are classified as "available for sale." The Company does not attempt to reduce or eliminate its market exposure on these investments. A 10% decline in the market price of the Company's investments would result in an approximately $1.4 million decrease in the fair value of the Company's "available for sale" securities. Although changes in equity prices may affect the fair value of "available for sale" securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold.

All of the potential changes noted above are based upon sensitivity analyses performed on the Company's financial positions at June 30, 1999. Actual results may differ materially.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	      See Index to Financial Statements and Financial
	      Statement Schedules appearing on page 31 of this Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      		ACCOUNTING AND FINANCIAL DISCLOSURE

     		Not Applicable.


PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

		Identification of Directors

		The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Nominees" at pages 3 and 43 of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 27, 1999, which has been previously filed.

		Identification of Officers

		See Page 6 of this Report.

Item 11.  EXECUTIVE COMPENSATION

		The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation," at pages 13 through 15 of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 27, 1999, which has been previously filed.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	     MANAGEMENT

	     The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Security Ownership of Certain Beneficial Owners and Management" at pages 11 and 12 of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held
      October 27, 1999, which has been previously filed.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	     None.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

  (a)(1) Financial Statements - See Index to Financial
         Statements and Financial Statement Schedules at
		       page 31 of this Report.

		   (2) Financial Statement Schedules - See Index to
		       Financial Statements and Financial Statement
         Schedules at page 31 of this Report.

     (3) Exhibits - See Exhibit Index at page 27 through
         29 of this Report.

  (b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the quarter ended
      June 30, 1999.

DIONEX CORPORATION

EXHIBIT INDEX

Exhibit
Number           				Description		                      		 Reference

 3.1    Restated Certificate of Incorporation,
         filed November 6, 1996.......................          (7)

 3.2    Bylaws, as amended on March 10, 1998...........         (8)

 4.1    Shareholder Rights Agreement dated June 27, 1999,
          between the Registrant and The First National
          Bank of Boston ..............................        (10)

10.1    Agreement, effective as of January 1, 1975,
          between The Dow Chemical Company and
          International Plasma Corporation.............         (1)

10.2    Memorandum agreement, dated March 14, 1975,
          between The Dow Chemical Company and
          International Plasma Corporation.............         (1)

10.3    Agreement, dated March 6, 1975, between
          International Plasma Corporation and the
          former Dionex Corporation....................         (1)

10.4    Consent to Assignment executed as of March 26,
          1980, between the Dow Chemical Company and the
          former Dionex Corporation....................         (1)

10.5    Amendatory Agreement, effective as of November 1,
          1981,between The Dow Chemical Company and the
          Registrant (with certain confidential information
          deleted)........................................      (1)

10.6    Amendatory Agreement, effective as of July 1, 1982,
          between The Dow Chemical Company and the
          Registrant (with certain confidential information
          deleted)........................................      (1)

10.7    Registrant's Supplemental Stock Option Plan
          (Exhibit 28.4)..................................      (2)

10.8    Registrant's Medical Care Reimbursement Plan
          (Exhibit 10.17)...............................        (1)

10.9    Registrant's Employee Stock Participation Plan
          (Exhibit 28.3)................................        (4)

Exhibit
Number           				Description		     	                   Reference

10.10   Credit Agreement dated February 26, 1996
          between Bank of America and the Registrant..          (6)

10.11   First amendment to Credit Agreement dated
          February 29, 1996 between Bank of America
          and the Registrant..........................          (8)

10.12   Second amendment to Credit Agreement dated
          February 29, 1996 between Bank of America
          and the Registrant..........................          (8)

10.13   Third amendment to Credit Agreement dated
          February 29, 1996 between BankAmerica and the
          Registrant.(Exhibit 10.1)...................          (9)

10.13   1988 Directors' Stock Option Plan (and related
         stock option grant form) (Exhibit 10.20).....          (3)

10.14   Dionex Corporation Stock Option Plan, as
        amended and restated (formerly, the 1990 Stock
        Option Plan).(Exhibit 10.12)..................          (5)

13.1    Portions of the Registrant's 1999 Annual
           Report to Stockholders that are incorporated
           by reference in this Annual Report on
           Form 10-K.................................

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

(4)	Incorporated by reference to the indicated exhibit in the
     Registrant's Statement on Form S-8 filed May 6, 1994.

(5)	Incorporated by reference to the indicated exhibit in the
     Registrant's Annual Report on Form 10-K filed September 26,
     1995.

(6) Incorporated by reference to the corresponding exhibit in the Registrant's Annual Report on Form 10-K filed September 26,
     1996.

(7)	Incorporated by reference to the corresponding exhibit in the
     Registrant's Quarterly Report on Form 10-Q filed February 13,
     1997.

(8)	Incorporated by reference to the corresponding exhibit in the
     Registrant's Annual Report on Form 10-K filed September 28,
     1998.

(9)	Incorporated by reference to the indicated exhibit in the
     Registrant's Quarterly Report on Form 10-Q filed
     November 16, 1998.

(10) Incorporated by reference to the corresponding exhibit in the Registrant's Quarterly Report on Form 10-Q filed February 16, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIONEX CORPORATION
		               	(Registrant)

Date September 23, 1999  	By /s/ A. Blaine Bowman
                                 A. Blaine Bowman
                                 President and Chief Executive
                                 Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                   Title                        Date


/s/ A. Blaine Bowman    President,Chief Executive    September 23, 1999
A. Blaine Bowman        Officer, and Director
               			     (Principal Executive Officer)

/s/ Michael W. Pope     Vice President of Finance    September 23, 1999
Michael W. Pope         and Administration
                       (Principal Financial and
                        Accounting Officer)

/s/ David L. Anderson   Director                     September 23, 1999
David L. Anderson


/s/ James F. Battey     Director                     September 23, 1999
James F. Battey


/s/ B.J. Moore          Director                     September 23, 1999
B.J. Moore

/s/ Riccardo Pigliucci  Director                     September 23, 1999
Riccardo Pigliucci

DIONEX CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


	          	                                                Page

FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 1999 and 1998         *

Consolidated Statements of Income for the years
  ended June 30, 1999, 1998 and 1997                          *

Consolidated Statements of Stockholders' Equity for
  the years ended June 30, 1999, 1998 and 1997                *

Consolidated Statements of Cash Flows for the years
  ended June 30, 1999, 1998 and 1997                          *

Notes to Consolidated Financial Statements                    *

Independent Auditors' Report	                                 *

*Incorporated by reference to information contained on pages 22 through 37 of the Registrant's 1999 Annual
 Report to Stockholders. A copy of the applicable pages is attached hereto as Exhibit 13.1




FINANCIAL STATEMENT SCHEDULES

Independent Auditors' Report                                   32

Schedule II - Valuation and Qualifying Accounts
 and Reserves                                                  33


All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

Dionex Corporation

We have audited the consolidated financial statements of Dionex Corporation and its subsidiaries as of June 30, 1999 and 1998, and for each of the three years in the period ended June 30, 1999, and have issued our report thereon dated July 20, 1999; such financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Dionex Corporation and its subsidiaries, listed in the accompanying Index to Financial Statements and Financial Statement Schedules. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE LLP

San Jose, California
July 20, 1999

SCHEDULE II

DIONEX CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
(IN THOUSANDS)


                                                 Charged
                          Balance	             (Credited)                Balance
                          Beginning             to Other                 End of
			                       of Year    Additions  Accounts (1)Deductions   Year


YEAR ENDED JUNE 30, 1999:
  Allowance for
   doubtful accounts      $   606    $   288     $    (3)   $   (79)(2)  $   812

  Accrued product warranty
   and installation       $ 4,013    $ 2,867     $   (52)   $(2,127)(3)  $ 4,701

YEAR ENDED JUNE 30, 1998:

  Allowance for
   doubtful accounts      $   533    $   132     $   (35)   $   (24)(2)  $   606

  Accrued product warranty
   and installation       $ 3,592    $ 2,489     $   (36)   $(2,032)(3)  $ 4,013

YEAR ENDED JUNE 30, 1997:

  Allowance for
   doubtful accounts      $   488    $    60     $    (1)   $   (14)(2)  $   533


  Accrued product warranty
   and installation       $3,217     $ 2,308     $   (64)   $(1,869)(3)  $ 3,592




(1)  Effects of exchange rate changes
(2)  Accounts written off, net of recoveries
(3)  Product warranty and installation costs

33