Form 10-Q
period 1999-09-30
DIONEX CORP /DE
filed 1999-11-15
CIK 708850

This document consists of 12
						  	pages, of which this page
						  	is number 1.



FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
-------------------------------

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 1999

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

                                        YES   X    NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1999:

	        CLASS                    NUMBER OF SHARES

	   	Common Stock		     	 22,244,504

DIONEX CORPORATION
INDEX


				PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS                      	  	   Page


	      CONDENSED CONSOLIDATED BALANCE SHEETS
	      September 30, 1999 and June 30, 1999............     3


	      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	      Three Months Ended September 30, 1999 and 1998..     4


	      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	      Three Months Ended September 30, 1999 and 1998..     5-6


	      NOTES TO CONDENSED CONSOLIDATED FINANCIAL
	      STATEMENTS......................................     7-8



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............     9-11




				PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................      12

SIGNATURES.................................................      12

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
-------------

                                                 September 30,   June 30,
			      ASSETS                                          1999	      1999
                                                    (unaudited)
Current assets:
  Cash and equivalents (including invested cash
    of $2,113 at September 30, 1999 and $5,987
    at June 30, 1999)............................    $ 11,435   $ 11,336
  Accounts receivable (net of allowance for
    doubtful accounts of $864 at September 30, 1999
    and $812 at June 30, 1999)...................      37,733     39,996
  Inventories....................................      14,713     12,702
  Deferred tax benefits..........................      10,373     10,361
  Prepaid expenses and other.....................       1,871      1,800
         Total current assets....................      76,125     76,195

Property, plant and equipment, net...............      39,891     39,306
Intangible assets................................      10,084      9,924
Marketable equity securities.....................      10,759     14,452
Other assets ....................................       6,433      6,797
                                         			   	     $143,292   $146,674

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks.........................    $  4,972   $    796
  Accounts payable...............................       5,230      6,049
  Accrued liabilities............................      16,526     21,361
  Income taxes payable...........................       9,450      8,533
  Accrued product warranty.......................       4,693      4,701
         Total current liabilities...............      40,871     41,440

Deferred taxes and other.........................       7,600      8,506
Long-term debt...................................         476        990

Stockholders' equity:
  Preferred stock (par value $.001 per share;
    1,000,000 shares authorized; none
    outstanding).................................          -          -
  Common stock (par value $.001 per share;
    40,000,000 shares authorized; outstanding:
    22,191,154 shares at September 30, 1999 and
    22,314,442 shares at June 30, 1999)..........      47,682     46,445
  Retained earnings..............................      44,299     46,677
  Accumulated other comprehensive income ........       2,364      2,616
Total stockholders' equity.............                94,345     95,738
                         					                       $143,292   $146,674

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(In thousands, except per share amounts)
------------------



                                                     1999       1998
                                                       (unaudited)

Net sales...................................       $41,790    $34,845
Cost of sales...............................        13,574     11,031
Gross profit................................        28,216     23,814

Operating expenses:
  Selling, general and administrative.......        13,743     11,516
  Research and product development..........         3,671      3,435

     Total operating expenses...............        17,414     14,951

Operating income............................        10,802      8,863

Interest income.............................           220        258
Interest expense............................          (101)       (25)

Income before taxes on income...............        10,921      9,096
Taxes on income.............................         3,549      3,047

Net income..................................       $ 7,372    $ 6,049

Basic earnings per share....................       $   .33    $   .27

Diluted earnings per share .................       $   .31    $   .26

Shares used in computing per share amounts:

     Basic .................................        22,263     22,288

     Diluted ...............................        23,691     23,410











 See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(In thousands)
------------------


	                                                           1999      1998
                                   		                (unaudited)
Cash and equivalents provided by (used for):

Cash flows from operating activities:
Net income............................................	  $ 7,372   $ 6,049
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.......................	    1,103       658
  Deferred taxes......................................	      955       428

  Changes in assets and liabilities:
    Accounts receivable...............................	    4,054     2,533
    Inventories.......................................	   (1,544)   (1,097)
    Prepaid expenses and other assets.................	      (25)     (322)
    Accounts payable..................................	     (884)     (805)
    Accrued liabilities...............................	   (5,148)   (2,056)
    Income taxes payable..............................	      744     1,319
    Accrued product warranty..........................	      (66)      (50)
Net cash provided by operating activities.............	    6,561     6,657

Cash flows from investing activities:
  Purchase of temporary cash investments..............	       -     (3,500)
  Proceeds from maturities of temporary
   	cash investments.................................	        -      4,350
  Purchase of property, plant and equipment...........	     (713)   (4,509)
  Other...............................................       259       (32)
Net cash provided used for investing activities. .....      (459)   (3,691)

Cash flows from financing activities:
  Net change in notes payable to banks................	    3,584       709
  Sale of common stock................................	    1,770       597
  Repurchase of common stock..........................	  (10,283)   (3,137)
  Lease obligations and other.........................	     (230)     (353)
Net cash used for financing activities................	   (5,159)   (2,184)


Effect of exchange rate changes on cash...............	     (844)     (227)

Net increase in cash and equivalents..................        99       555
Cash and equivalents, beginning of period.............	   11,336    13,184

Cash and equivalents, end of period...................	  $11,435   $13,739

(continued)

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(In thousands)
------------------


                                            									  1999      1998
                                   		             (unaudited)
(continued)
Supplemental disclosures of cash flow information:
  Income taxes paid.................................	$2,073    $1,597
  Interest paid.....................................	$  119    $   28






































See notes to condensed consolidated financial statements.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------



1.  	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1999.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000.

2.	Inventories

    	Inventories consist of (in thousands):

                                 September 30,        June 30,
	                                        1999            1999

	 Finished goods                      $ 5,742	        $ 5,035
	 Work in process                       4,039	          2,426
  Raw materials and subassemblies       4,932           5,241

                                      $14,713         $12,702

3.	Income Taxes

	The effective income tax rate for the first three months of fiscal 2000 was 32.5%, compared to 33.5% reported in the same period of fiscal 1999.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------



4.	Comprehensive Income

Components of comprehensive income include net income, foreign currency translation adjustments and unrealized gain on equity securities available for sale. As such, Accumulated Other Comprehensive Income in the Condensed Consolidated Balance Sheets represents cumulative foreign currency translation adjustments and unrealized gains on equity securities available for sale. Comprehensive income was $7,120,000 and $7,010,000 for the three months ended September 30, 1999 and 1998, respectively.

5.	Net Income Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. The difference between the number of shares outstanding for basic and diluted earnings per share is due to stock options outstanding during the periods presented.

6.	Common Stock Repurchases

During the first three months of fiscal 2000, the Company repurchased 253,100 shares of its common stock on the open market compared with 140,000 shares repurchased in the first three months of the previous fiscal year. During all of fiscal 1999, the Company repurchased 501,500 shares.

DIONEX CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended September 30, 1999
and 1998

Net sales for the first quarter of fiscal 2000 were $41.8 million, an increase of 20% from the $34.8 million reported for the same period last year. Sales increased over the prior year period in all three of the Company's major geographic regions. Had currency rates been the same as in last year's first quarter, sales growth would have been 18%.

Gross margin for the first quarter of fiscal 2000 was 67.5%, down slightly from the 68.3% reported for the same period last year. Gross margin was lower due to the inclusion of the Summit HPLC products introduced with the acquisition of Softron GmbH. These products generally have a lower margin than the historical Dionex product margin. There were no significant selling price changes between these periods.

Operating expenses of $17.4 million for the first quarter of fiscal 2000 were up $2.4 million, or 16%, from the $15.0 million reported in the same quarter last year. As a percentage of sales, operating expenses were 42%, slightly lower than the 43% reported for the first quarter last year. Selling, general and administrative (SG&A) expenses increased $2.2 million, or 19%, to $13.7 million in the first quarter of fiscal 2000. The increase was due to the inclusion of Softron GmbH since the acquisition date in October 1998 and the unfavorable effect of currency fluctuations on international selling expenses.

Research and development (R&D) costs of $3.7 million were up 7% from the $3.4 million reported in the same period last year. The increase in costs was due to the inclusion of Softron GmbH since the acquisition date in October 1998. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Interest income of $220,000 for the first quarter of fiscal 2000 was $38,000 lower than the $258,000 reported in the first quarter last year. The decrease in interest income was due to lower average cash balances.

The effective tax rate for the first quarter of fiscal 2000 was 32.5%, compared with 33.5% in the first quarter a year ago. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Net income in the first quarter of fiscal 2000 was $7.4 million, an increase of 22% from the $6.0 million reported for the same period last year. Diluted earnings per share rose $.05, or 19%, to $.31 compared with $.26 for the same period last year. Net income per share was favorably affected by the Company's stock repurchase program.

Liquidity and Capital Resources

The Company's liquidity and capital resources remained strong during the first three months of fiscal 2000. At September 30, 1999, the Company had cash and cash investments of $11.4 million.

During the first quarter of fiscal 2000, the Company repurchased
253,100 shares of its common stock compared with 140,000 shares repurchased in the first three months of last year. During all of fiscal 1999, the Company repurchased 501,500 shares.

At September 30, 1999, the Company had utilized $5.0 million of the Company's $38.2 million in committed bank lines of credit. The Company is in the early stages of planning for construction of a building in Osaka, Japan for occupancy by its Japanese operations. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its $38.2 million bank lines of credit will be adequate to meet its cash requirements for fiscal 2000 and the foreseeable future.

The impact of inflation on Dionex Corporation's financial position and results of operations was not significant during the three months ended September 30, 1999.

Year 2000 Compliance

Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. Beginning in fiscal 1997, the Company started a process to review its internal systems for year 2000 compliance. Testing of the internal systems was substantially completed during fiscal 1998 and the Company believes its current internal systems are compliant. Dionex believes the products it is currently shipping are year 2000 compliant as well. To date, the Company has spent approximately $150,000 related to year 2000 compliance, primarily in capital expenditures to replace certain predecessor capital items. The Company does not expect that any remaining remediation costs that may exist will be material.

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

Forward looking statements

Except for historical information contained herein, the above discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risk and uncertainties include: general economic conditions, foreign currency fluctuations, competition from other products, existing product obsolescence, fluctuation in worldwide demand for analytical instrumentation, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, year 2000 compliance issues, the ability to attract and retain talented employees and other risks as described in more detail in the Company's Form 10-K for the year ended June 30, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

      	        27    Financial Data Schedule for the period ended
			                  September 30, 1999.

     	    (b) The Company did not file any reports on Form 8-K
              during the quarter ended September 30, 1999.





SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               DIONEX CORPORATION
                               (Registrant)


Date: November 5, 1999	  	 By: /s/ A. Blaine Bowman
                                  A. Blaine Bowman
                                  President, Chief Executive
                                  Officer



                               By: /s/ Craig A. McCollam
                                  Craig A. McCollam
                         					    Vice President, Finance and
                         					    Administration
                                  (Principal Financial and
                         					    Accounting Officer)







12