Form 10-Q
period 1999-12-31
DIONEX CORP /DE
filed 2000-02-14
CIK 708850

This document consists of 16
					    		pages, of which this page
					    		is number 1.



FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
-------------------------------

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended December 31, 1999

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

                                        YES   X    NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 8, 2000:

	        CLASS                    NUMBER OF SHARES

	   	Common Stock	                 			22,069,080

DIONEX CORPORATION
INDEX


				PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                      		   Page


	      CONDENSED CONSOLIDATED BALANCE SHEETS
	      December 31, 1999 and June 30, 1999...............     3

	      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	      Three Months Ended December 31, 1999 and 1998.....     4

	      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	      Six months Ended December 31, 1999 and 1998            5

	      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	      Six Months Ended December 31, 1999 and 1998.......    6-7

	      NOTES TO CONDENSED CONSOLIDATED FINANCIAL
	      STATEMENTS........................................    8-9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................   10-14


				PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.    15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................    16

SIGNATURES...................................................    16

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
-------------

                                                    December 31, June 30,
			      ASSETS                                        1999	       1999
                                                    (unaudited)
Current assets:
  Cash and equivalents (including invested cash
    of $5,485 at December 31, 1999 and $5,987
    at June 30, 1999)............................    $  9,555   $ 11,336
  Accounts receivable (net of allowance for
    doubtful accounts of $909 at December 31,
    1999 and $812 at June 30, 1999)..............      40,543     39,996
  Inventories....................................      14,350     12,702
  Deferred tax benefits..........................      11,025     10,361
Prepaid expenses and other.....................         2,601      1,800
         Total current assets....................      78,074     76,195

Property, plant and equipment, net...............      40,763     39,306
Intangible assets................................       9,383      9,924
Marketable equity securities.....................      20,306     14,452
Other assets ....................................       6,485      6,797
                                                     $155,011   $146,674

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks.........................    $  1,661   $    796
  Accounts payable...............................       5,780      6,049
  Accrued liabilities............................      19,597     21,361
  Income taxes payable...........................       4,504      8,533
  Accrued product warranty.......................       4,818      4,701
         Total current liabilities...............      36,360     41,440

Deferred taxes and other ........................      10,202      8,506
Long-term debt...................................         356        990

Stockholders' equity:
  Preferred stock (par value $.001 per share;
    1,000,000 shares authorized; none
    outstanding).................................          -          -
  Common stock (par value $.001 per share;
    80,000,000 shares authorized; outstanding:
    22,233,080 shares at December 31, 1999 and
    22,314,442 shares at June 30, 1999)..........      55,305     46,445
  Retained earnings..............................      45,578     46,677
  Accumulated other comprehensive income.........       7,210      2,616
         Total stockholders' equity..............     108,093     95,738
                                        										   $155,011   $146,674


See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
(In thousands, except per share amounts)
------------------




                                                           1999     1998
                                                             (unaudited)

Net sales.............................................   $48,060    $44,505
Cost of sales.........................................    15,020     14,340
Revaluation of acquired inventory.....................        -       1,952
Gross profit..........................................    33,040     28,213

Operating expenses:
  Selling, general and administrative.................    15,037     13,644
  Research and product development....................     3,836      3,592
  Write-off of in-process research and development....        -       4,991

     Total operating expenses.........................    18,873     22,227

Operating income......................................    14,167      5,986

Interest income.......................................       236        197
Interest expense......................................      (138)      (118)

Income before taxes on income.........................    14,265      6,065
Taxes on income.......................................     4,636      2,032

Net income............................................   $ 9,629    $ 4,033


Basic earnings per share..............................   $   .43    $   .18

Diluted earnings per share............................   $   .41    $   .17


Shares used in computing per share amounts:

    Basic ............................................    22,232     22,196

    Diluted ..........................................    23,503     23,516








 See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
(In thousands, except per share amounts)
------------------




                                                          1999        1998
                                                             (unaudited)

Net sales............................................   $89,850     $79,350
Cost of sales........................................    28,594      25,371
Revaluation of acquired inventory....................        -        1,952
Gross profit.........................................    61,256      52,027

Operating expenses:
  Selling, general and administrative................    28,780      25,160
  Research and product development...................     7,507       7,027
  Write-off of in-process research and development...        -        4,991

     Total operating expenses........................    36,287      37,178

Operating income.....................................    24,969      14,849

Interest income......................................       456         455
Interest expense.....................................      (239)       (143)

Income before taxes on income........................    25,186      15,161
Taxes on income......................................     8,185       5,079

Net income...........................................   $17,001     $10,082


Basic earnings per share.............................   $   .76     $   .45

Diluted earnings per share...........................   $   .72     $   .43


Shares used in computing per share amounts:

  Basic .............................................    22,247      22,242

  Diluted ...........................................    23,597      23,463








 See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
(In thousands)
------------------


                            							                      1999        1998
                                                           (unaudited)
Cash and equivalents provided by (used for):

Cash flows from operating activities:
Net income............................................	$ 17,001   $10,082
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Write-off of in-process research and development....	      -      4,991
  Depreciation and amortization.........................  2,250     1,602
  Deferred taxes......................................	    (894)   (1,393)

  Changes in assets and liabilities:
    Accounts receivable...............................	   1,026     1,069
    Inventories.......................................	  (1,408)    2,612
    Prepaid expenses and other assets.................	    (796)     (772)
    Accounts payable..................................	    (383)   (1,758)
    Accrued liabilities...............................	  (1,959)    3,824
    Income taxes payable..............................	  (4,118)   (2,267)
    Accrued product warranty..........................	      94       172
Net cash provided by operating activities.............	  10,813    18,162

Cash flows from investing activities:
  Purchase of temporary cash investments..............	      -     (3,500)
  Proceeds from maturities of temporary
    	cash investments.................................	      -      9,350
  Purchase of property, plant and equipment...........	  (2,650)   (5,709)
  Acquisition of Softron, net of cash acquired........	      -    (23,206)
  Other...............................................	     188       102
Net cash used for investing activities................	  (2,462)  (22,963)

Cash flows from financing activities:
  Net change in notes payable to banks................	     250     1,058
  Sale of common stock................................	   9,826     4,809
  Repurchase of common stock..........................	 (19,066)   (5,647)
  Lease obligations and other.........................	     (94)     (462)
Net cash used for financing activities................	  (9,084)     (242)

Effect of exchange rate changes on cash...............	  (1,048)   (1,248)

Net decrease in cash and equivalents..................	  (1,781)   (6,291)
Cash and equivalents, beginning of period.............	  11,336    13,184

Cash and equivalents, end of period...................	$  9,555   $ 6,893
(continued)

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
(In thousands)
------------------


                                                       1999     1998
                                                         (unaudited)
(continued)
Supplemental disclosures of cash flow information:
  Income taxes paid.................................   $6,311  $5,365
  Interest paid.....................................   $  266  $  144
Noncash investing activities:
  Common stock issued in connection with acquisition
    of Softron GmbH.................................       -   $1,388




































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


2.  Inventories

    Inventories consist of (in thousands):

                            								 December 31,    June 30,
	                                        1999         1999

	 Finished goods             		        $ 5,351       $ 5,035
	 Work in process                        3,757         2,426
  Raw materials and subassemblies        5,242         5,241

    	                             		   $14,350    	  $12,702

3.   Income Taxes

	The effective income tax rate for the first six months of fiscal 2000 was 32.5%, compared to 33.5% reported in the same period of fiscal 1999.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------


4.	Comprehensive Income

Components of comprehensive income include net income, foreign currency translation adjustments and unrealized gain on equity securities available for sale. As such, Accumulated Other Comprehensive Income in the Condensed Consolidated Balance Sheets represents cumulative foreign currency translation adjustments and unrealized gain on equity securities available for sale. Comprehensive income was $14,474,000 and $6,157,000 for the three months ended December 31, 1999 and 1998, respectively, and $21,594,000 and $13,167,000 for the six months ended December 31, 1999 and 1998, respectively.

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

6.   Common Stock Repurchases

During the second quarter of fiscal 2000, the Company repurchased 200,700 shares of its common stock on the open market, bringing the cumulative number of shares repurchased during the first half of the year to 453,800 shares compared with 267,600 shares repurchased in the same period of the previous fiscal year. During all of fiscal 1999, the Company repurchased 501,500 shares.

DIONEX CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Three Months Ended December 31, 1999 and
1998

Net sales for the second quarter of fiscal 2000 were $48.1 million, an increase of 8% from the $44.5 million reported for the same period last year. The Company experienced strong sales growth in North America and Japan. Demand for products in certain markets in Europe was weak during the quarter. Had currency rates been the same as in last year's second quarter, sales growth would have been 9%.

Gross margin for the second quarter of fiscal 2000 was 68.7% compared with 63.4% for the second quarter last year. Excluding a nonrecurring charge related to the sale of inventory acquired which had been written up as part of the purchase accounting of $2.0 million, gross margin in the same period last year was 67.8%. The higher gross margin was attributable to lower manufacturing costs partially offset by the inclusion of Softron, whose products have a lower gross margin than Dionex's historical product margins. There were no significant selling price changes between these periods.

Operating expenses of $18.9 million for the second quarter of fiscal 2000 were down $3.3 million. The decrease was due to the write-off in the second quarter of fiscal 1999 of in-process research and development acquired. Excluding the nonrecurring write-off, operating expenses increased $1.7 million, or 10%. As a percentage of sales, operating expenses, were 39% of sales, unchanged from the 39% reported in the same period last year, excluding the nonrecurring charge. Selling, general and administrative expenses (SG&A) of $15.0 million increased $1.4 million, or 10%, compared with $13.6 million reported in the same period last year. The increase in SG&A expenses was primarily due to higher selling related expenses.

Research and development (R&D) costs of $3.8 million increased $244,000, or 6%, from the $3.6 million, reported in the same period last year. The increase was attributable to the inclusion of Softron. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------


Interest income was $236,000 for the second quarter of fiscal 2000, $39,000 higher than the $197,000 reported in the second quarter last year. The increase in interest income was due to higher average cash balances.

Interest expense was $138,000, an increase of $20,000 compared with $118,000 reported in the second quarter last year. The increase was due to additional short-term borrowings.

The effective tax rate for the second quarter of fiscal 2000 was 32.5%, compared with 33.5% in the second quarter a year ago. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Net income in the second quarter of fiscal 2000 was $9.6 million compared with the $4.0 million reported in the second quarter last year. Basic and diluted earnings per share were $.43 and $.41 respectively, compared with $.18 and $.17 reported for the same period last year. The nonrecurring charges reduced basic and diluted earnings per share in fiscal 1999 by $.21 and $.20, respectively.

Results of Operations - Six months ended December 31, 1999 and
1998

Net sales for the six months ended December 31, 1999 were $89.9 million, an increase of 13%, compared with the $79.4 million reported for the same period last year. The Company experienced strong sales growth in North America and Japan. Sales in Europe weakened in the second quarter of fiscal 2000. Currency fluctuations had no affect on sales growth during the first half of fiscal 2000.

Gross margin for the first six months of fiscal 2000 was 68.2% compared with 65.6% reported for the same period last year. Excluding a nonrecurring charge in the first half of fiscal 1999 related to the sale of inventory acquired which had been written up as part of the purchase accounting, gross margin was 68.0%. There were no significant selling price changes between these periods.

Operating expenses for the six months ended December 31 1999 were $36.3 million, a decrease of $900,000 compared with $37.2 million reported for the same period last year. Excluding the nonrecurring write-off of in-process research and development, operating expenses increased $4.1 million, or 13%, and as a percentage of sales, operating expenses were 40%, compared with 41% from the same period last year. SG&A expenses were $28.8 million, an increase of $3.6 million or 14%, compared with $25.2 million reported for the same period last year. The increase in SG&A expenses was attributable to the inclusion of Softron for the full six months and increased selling related costs.

R&D expenses for the six months ended December 31, 1999 were $7.5 million, an increase of $480,000, or 7%, from the $7.0 million reported in the same six-month period last year. The increase was attributable to the inclusion of Softron and an increase in personnel related costs. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Interest income for the six months ended December 31, 1999 was $456,000, virtually unchanged from the same period last year.

Interest expense of $239,000 was $96,000 higher than the $143,000 reported for the first half last year. The interest expense increase was due to additional short-term borrowings.

The effective tax rate for the first six months of fiscal 2000 was 32.5%, compared with 33.5% in the first half a year ago. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Net income in the first half of fiscal 2000 was $17.0 million compared with $10.1 million reported in the same period last year. Basic and diluted earnings per share were $.76 and $.72 respectively, compared with $.45 and $.43 per share in same period of last year. The nonrecurring acquisition related charges reduced basic and diluted earnings per share by $.21 and $.20, respectively during the first six months of fiscal 1999. Basic and diluted earnings per share were favorably affected by the Company's stock repurchase program.

Liquidity and Capital Resources

At December 31, 1999, the Company had cash and cash investments of $9.6 million. The Company's working capital was $41.7 million at December 31, 1999, an increase of $6.9 million from the $34.8 million reported at June 30, 1999. Cash generated by operating activities for the six months ended December 31, 1999 was $10.8 million compared with $18.2 million for the same period last year. The decrease in spending cash flow was due to an increase in inventory and lower accrued liabilities. During the first half of fiscal 2000 the Company repurchased 453,800 shares for $19.1 million.

Capital expenditures during the first half of fiscal 2000 were $2.7 million. This includes $1.2 million in construction in progress related to the building project in Japan.

At December 31, 1999, the Company had outstanding borrowings of $1.7 million consisting of borrowings by its Japanese subsidiary and Softron. At December 31, 1999, the Company had bank lines of credit totaling $38.4 million. The Company believes its cash flow from operations, its existing cash and cash investments and its bank lines of credit will be adequate to meet its cash requirements for the remainder of the fiscal year.

The impact of inflation on Dionex Corporation's financial position and results of operations was not significant during the six months ended December 31, 1999.

Year 2000 Compliance

Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. Beginning in fiscal 1997, the Company started a process to review its internal systems for year 2000 compliance. Testing of the internal systems was substantially completed during fiscal 1998 and the Company believes its current internal systems are compliant. Dionex believes the products it is currently shipping are year 2000 compliant as well.
To date, the Company has spent approximately $150,000 related to year 2000 compliance, primarily in capital expenditures to replace certain predecessor capital items. The Company has not experienced any significant year 2000 disruptions related to its internal systems or its products.

The Company has made public statements to customers regarding the state of year 2000 preparedness for its products; however, the possibility of product liability claims still exists. To date, the Company has not received communications from any of its major customers regarding year 2000 disruptions. Additionally, the Company contacted numerous vendors to assess their progress in addressing the year 2000 issue. To date, the Company has not received any communication from any of its vendors concerning year 2000 disruptions. Based upon results to date and our assessments and testing, the Company does not believe that the year 2000 issue will have a material adverse effect on the Company's financial position, results of operation or cash flows. If any disruptions do occur, the Company's financial position and results of operations could be materially adversely affected. The Company believes it has adequate resources and would use them to resolve significant year 2000 issues in a timely manner.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On October 27, 1999, the Company held its annual meeting for the following purposes: (1) to elect directors, (2) to approve an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares from 40,000,000 to 80,000,000, (3) to approve an amendment to the Dionex Corporation Stock Option Plan increasing the aggregate number of shares of common stock authorized for issuance by 650,000 shares and (4) to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for its fiscal year ending June 30, 2000. A description of these matters is contained in the Company's Proxy Statement, dated September 13, 1999, relating to the 1999 Annual Meeting of Stockholders.

There were 22,306,404 shares of the Company's common stock entitled to vote at the Annual Meeting of Stockholders based on the September 7, 1999 record date. The Company solicited proxies pursuant to Regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees for directors as listed in the proxy statement. Each director received a minimum of 18,731,333 votes, which represented at least 84% of the outstanding common shares entitled to vote.

The shareholders approved the amendment to the Company's
Certificate of Incorporation with 16,662,268 votes for, 2,462,201 votes against and 60,280 votes abstaining.

The shareholders approved the amendment to the Dionex
Corporation Stock Option Plan with 13,573,427 votes for,
5,057,836 votes against and 553,486 votes abstaining.

The shareholders voted to ratify the selection of Deloitte &
Touche LLP as the Company's independent auditors for its fiscal year ending June 30, 2000.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

	    (a)  Exhibits

		    27   Financial Data Schedule for the period ended
			    December 31, 1999.

	    (b)   Reports on Form 8-K.

		     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.


SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                            DIONEX CORPORATION
                            (Registrant)


Date: February 11, 2000	   By:/s/ A. Blaine Bowman
                               A. Blaine Bowman
                               President, Chief Executive Officer


                            By:/s/ Craig A. McCollam
                               Craig A. McCollam
                        						 Vice President, Finance and
                               Administration
                               (Principal Financial and
                                Accounting Officer)















16