Form 10-Q
period 2000-03-31
DIONEX CORP /DE
filed 2000-05-15
CIK 708850

This document consists of 15
							pages, of which this page
							is number 1.



FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
-------------------------------

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended March 31, 2000

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

                                        YES   X    NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2000:

	        CLASS                    NUMBER OF SHARES

	   	Common Stock				22,100,213


DIONEX CORPORATION
INDEX


				PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                      		     Page

	      CONDENSED CONSOLIDATED BALANCE SHEETS
	      March 31, 2000 and June 30, 1999..................      3

	      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	      Three Months Ended March 31, 2000 and 1999........	  4

	      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	      Nine Months Ended March 31, 2000 and 1999.........      5

	      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	      Nine Months Ended March 31, 2000 and 1999.........     6-7

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






















DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
-----------------

                                                    March 31,   June 30,
			      ASSETS                           2000	     1999
                                                   (unaudited)
Current assets:
  Cash and equivalents (including invested cash
    of $4,985 at March 31, 2000 and $5,987
    at June 30, 1999)............................   $  9,231   $ 11,336
  Accounts receivable (net of allowance for
    doubtful accounts of $888 at March 31,2000
    and $812 at June 30, 1999)...................     44,428     39,996
  Inventories....................................     14,970     12,702
  Deferred tax benefits..........................     10,942     10,361
  Prepaid expenses and other.....................      1,869      1,800
         Total current assets....................     81,440     76,195

Property, plant and equipment, net...............     40,293     39,306
Intangible assets................................      8,648      9,924
Marketable equity securities.....................     29,754     14,452
Other assets ....................................      6,605      6,797
					  $166,740   $146,674

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks.........................   $  5,315   $    796
  Accounts payable...............................      5,125      6,049
  Accrued liabilities............................     19,589     21,361
  Income taxes payable...........................      4,360      8,533
  Accrued product warranty.......................      4,810      4,701
         Total current liabilities...............     39,199     41,440

Deferred taxes and other.........................     13,770      8,506
Long-term debt...................................         -         990

Stockholders' equity:
  Preferred stock (par value $.001 per share;
    1,000,000 shares authorized; none
    outstanding).................................          -         -
  Common stock (par value $.001 per share;
    80,000,000 shares authorized; outstanding:
    22,014,291 shares at March 31, 2000 and
    22,314,442 shares at June 30, 1999)..........     55,883     46,445
  Retained earnings..............................     46,477     46,677
  Accumulated other comprehensive income ........     11,411      2,616
         Total stockholders' equity..............    113,771     95,738
										  $166,740   $146,674



See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(In thousands, except per share amounts)
------------------



                                                      2000       1999
                                                        (unaudited)

Net sales......................................     $47,336    $47,072
Cost of sales..................................      14,489     15,378
Gross profit...................................      32,847     31,694

Operating expenses:
  Selling, general and administrative..........      14,761     13,986
  Research and product development.............       3,928      4,086

     Total operating expenses..................      18,689     18,072

Operating income...............................      14,158     13,622

Interest income................................         271        178
Interest expense...............................        (114)       (91)

Income before taxes on income..................      14,315     13,709
Taxes on income................................       4,653      4,592

Net income.....................................     $ 9,662    $ 9,117

Basic earnings per share.......................     $   .44    $   .41

Diluted earnings per share.....................     $   .42    $   .38

Shares used in computing per share amounts:

     Basic.....................................      22,101     22,313

     Diluted...................................      23,159     23,780













 See notes to condensed consolidated financial statements.


DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED MARCH 31, 2000 AND 1999
(In thousands, except per share amounts)
------------------



                                                      2000      1999
                                                        (unaudited)

Net sales.....................................      $137,186  $126,422
Cost of sales.................................        43,083    40,749
Revaluation of acquired inventory.............            -      1,952

Gross profit..................................        94,103    83,721

Operating expenses:
  Selling, general and administrative.........        43,541    39,146
  Research and product development............        11,435    11,113
  Write-off of in-process research and development        -      4,991

     Total operating expenses.................        54,976    55,250

Operating income..............................        39,127    28,471

Interest income...............................           728       633
Interest expense..............................          (354)     (234)

Income before taxes on income.................        39,501    28,870
Taxes on income...............................        12,838     9,671

Net income....................................      $ 26,663  $ 19,199


Basic earnings per share......................      $   1.20  $    .86

Diluted earnings per share....................      $   1.14  $    .81

Shares used in computing per share amounts:

  Basic.......................................        22,199    22,266

  Diluted.....................................        23,451    23,569









 See notes to condensed consolidated financial statements.


DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2000 AND 1999
(In thousands)
------------------


											    2000       1999
                                   		                (unaudited)
Cash and equivalents provided by (used for):

Cash flows from operating activities:
Net income............................................	  $26,663    $19,199
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Writeoff of in-process research and development.....        - 	     4,991
  Depreciation and amortization.......................	    3,382      2,621
  Deferred taxes......................................	   (1,130)    (2,632)

  Changes in assets and liabilities:
    Accounts receivable...............................	   (3,869)    (4,512)
    Inventories.......................................	   (2,350)     1,444
    Prepaid expenses and other assets.................	     (119)      (939)
    Accounts payable..................................	     (942)      (338)
    Accrued liabilities...............................	   (1,729)     1,362
    Income taxes payable..............................	   (4,110)      (521)
    Accrued product warranty..........................	      119        250
Net cash provided by operating activities.............	   15,915     20,925

Cash flows from investing activities:
  Purchase of temporary cash investments..............	       -      (3,500)
  Proceeds from maturities of temporary
	cash investments.................................	       -       9,350
  Purchase of property, plant and equipment...........	   (3,544)    (6,744)
  Acquisition of Softron, net of cash acquired........	       -     (23,206)
  Other...............................................	      (71)       418
Net cash used for investing activities................	   (3,615)   (23,682)

Cash flows from financing activities:
  Net change in notes payable to banks................	    3,678      3,727
  Sale of common stock................................	   11,174      6,415
  Repurchase of common stock..........................	  (28,600)   (11,570)
  Prepaid licensing fees..............................       394     (3,250)
  Other...............................................	     (357)      (456)
Net cash used for investing activities................   (13,711)    (5,134)

Effect of exchange rate changes on cash...............	     (694)    (1,332)

Net decrease in cash and equivalents..................	   (2,105)    (9,223)
Cash and equivalents, beginning of period.............	   11,336     13,184

Cash and equivalents, end of period...................	  $ 9,231    $ 3,961
(continued)



DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2000 AND 1999
(In thousands)
------------------


                                                         2000    1999
                                                          (unaudited)
(continued)
Supplemental disclosures of cash flow information:
  Income taxes paid.................................	$11,236  $ 9,267
  Interest paid.....................................	$   400  $   232

Noncash investing activities:
  Common stock issued in connection with acquisition
   of Softron GmbH.................................... $    -   $ 1,388




































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

2.  Inventories

    Inventories consist of (in thousands):

								  March 31,      June 30,
	                                       2000          1999

	 Finished goods                       $ 5,677       $ 5,035
	 Work in process                        3,177         2,426
      Raw materials and subassemblies        6,116         5,241

	                                      $14,970       $12,702

3.   Income Taxes

	The effective income tax rate for the first nine months of fiscal 2000 was 32.5%, compared to 33.5% reported in the same period of fiscal 1999.





DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------



4.	Comprehensive Income

Components of comprehensive income as reported in accumulated comprehensive income in the condensed consolidated balance sheet include net income, foreign currency translation adjustments and unrealized gain on equity securities available for sale. Comprehensive income was $13,863,000 and $7,770,000 for the three months ended
March 31, 2000 and 1999, respectively, and $35,458,000 and
$20,937,000 for the nine months ended March 31, 2000 and 1999, respectively.

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

6.   Common Stock Repurchases

During the third quarter of fiscal 2000, the Company repurchased 307,750 shares of its common stock on the open market, bringing the cumulative number of shares repurchased during the first nine months of the year to 761,550 shares compared with 423,000 shares repurchased in the same period of the previous fiscal year. During all of fiscal 1999, the Company repurchased 501,500 shares.












DIONEX CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended March 31, 2000 and 1999

Net sales for the third quarter of fiscal 2000 were $47.3 million, an increase of 1% from the $47.1 million reported for the same period last year. However, after taking into consideration the effects of unfavorable currency fluctuations and sales related to a large nonrecurring order in Japan last year, sales for the third quarter increased 14% compared with the same period last year. The effect of the Japan order on last year's reported revenues was approximately $4.7 million in the third quarter and $2.6 million in the fourth quarter. North America and Japan continued the strong growth from last quarter, reporting double digit growth, excluding the nonrecurring Japanese order. Business in Europe grew in the high single digits in local currency, but reported sales were down slightly after the effect of currency fluctuations.

Gross margin for the third quarter of fiscal 2000 was 69.4% compared to 67.3% for the third quarter last year. The higher gross margin was attributable to lower manufacturing product costs and product mix. There were no significant selling price changes between these periods.

Operating expenses of $18.7 million for the third quarter of fiscal 2000 were up $617,000 from the third quarter of last year. As a percentage of sales, operating expenses were 39% of sales, up slightly from the 38% reported in the same period last year. The increase was due to higher Selling, General and Administrative (SG&A) expenses. SG&A expenses of $14.8 million increased $775,000, or 6%, compared with $14.0 million reported in the same period last year. The increase in SG&A expenses was primarily due to higher selling related expenses.

Research and Development (R&D) costs of $3.9 million decreased $158,000, or 4%, from the $4.1 million reported in the same period last year. The level of R&D spending varies from period to period depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Interest income was $271,000 for the third quarter of fiscal 2000, $93,000 higher than the $178,000 reported in the third quarter last year. The increase in interest income was due to higher average cash balances.

Interest expense was $114,000, an increase of $23,000 compared with $91,000 reported in the third quarter last year. The increase was due to additional short-term borrowings.




The effective tax rate for the third quarter of fiscal 2000 was 32.5%, compared with 33.5% in the third quarter a year ago. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Net income in the third quarter of fiscal 2000 was $9.7 million compared with the $9.1 million reported in the third quarter last year. Basic and diluted earnings per share were $.44 and $.42 respectively, compared with $.41 and $.38 reported for the same period last year.










































Results of Operations - Nine months ended March 31, 2000 and 1999

Net sales for the nine months ended March 31, 2000 were $137.2 million, an increase of 9%, compared with the $126.4 million reported for the same period last year. The Company experienced strong sales growth in North America and Japan, excluding the non-recurring Japanese order last year. Sales in Europe were up on a local currency basis, but they were flat on a reported basis after the effect of foreign currency fluctuations. Currency fluctuations had no significant impact on overall sales growth during the first three quarters of fiscal 2000.

Gross margin for the first nine months of fiscal 2000 was 68.6% compared with 66.2% reported for the same period last year. Most of this increase was due to a nonrecurring charge in the second quarter of fiscal 1999 related to the sale of inventory acquired, which had been written up as part of the purchase accounting for the acquisition of Softron. Excluding this nonrecurring charge, gross margin for the first nine months of fiscal 1999 would have been 67.8%.

Operating expenses for the nine months ended March 31, 2000 were $55.0 million, a decrease of $274,000 compared with $55.3 million reported for the same period last year. Excluding a nonrecurring write-off of in-process research and development related to the Softron acquisition, operating expenses increased $4.7 million, or 9%. As a percentage of sales, operating expenses in fiscal 2000 were unchanged from the 40% reported in the prior year, excluding the non-recurring charge. SG&A expenses were $43.5 million, an increase of $4.4 million or 11%, compared with $39.1 million reported for the same period last year. The increase in SG&A expenses was attributable to the inclusion of Softron for the full nine months and increased selling related costs.

R&D expenses for the nine months ended March 31, 2000 were $11.4 million, or 8% of sales. Excluding the nonrecurring charge in the second quarter of last year, expenses increased by $322,000, or 3% this year. The increase was attributable to the inclusion of Softron and an increase in personnel related costs. The level of R&D spending varies from period to period depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Interest income for the nine months ended March 31, 2000 was $728,000, up $95,000 from the $633,000 reported for the same period last year. The increase was due to higher average cash balances in the current year.

Interest expense of $354,000 was $120,000 higher than the $234,000 reported for the first nine months of fiscal 1999. The interest expense increase was due to additional short-term borrowings.




The effective tax rate for the first nine months of fiscal 2000 was 32.5%, compared with the 33.5% for the same period in fiscal 1999. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Net income in the first three quarters of fiscal 2000 was $26.7 million compared with $19.2 million reported in the same period last year. Basic and diluted earnings per share were $1.20 and $1.14 respectively, compared with $.86 and $.81 per share in the same period of last year. The nonrecurring acquisition related charges reduced basic and diluted earnings per share by $.21 and $.20, respectively during the first nine months of fiscal 1999. Basic and diluted earnings per share were favorably affected by the Company's stock repurchase program.

Liquidity and Capital Resources

At March 31, 2000, the Company had cash and cash investments of $9.2 million. The Company's working capital was $42.2 million at March 31, 2000, an increase of $7.4 million from the $34.8 million reported at June 30, 1999. Cash generated by operating activities for the nine months ended March 31, 2000 was $15.9 million compared with $20.9 million for the same period last year. The decrease in operating cash flow was due to an increase in inventory and a decrease in income taxes payable and accrued liabilities. During the first nine months of fiscal 2000 the Company repurchased 761,550 shares of its common stock for $28.6 million.

Capital expenditures during the first nine months of fiscal 2000 were $3.5 million. The largest component of capital expenditures relates to progress payments amounting to $1.4 million for construction of a building in Japan.

At March 31, 2000, the Company had outstanding borrowings of $5.3 million. At March 31, 2000, the Company had bank lines of credit totaling $38.2 million. The Company believes its cash flow from operations, its existing cash and cash investments and its bank lines of credit will be sufficient to meet its forseeable liquidity needs.

The impact of inflation on Dionex Corporation's financial position and results of operations was not significant during the nine months ended March 31, 2000.











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































PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)	Exhibits

			27 	Financial Data Schedule for the period ended
		       	March 31, 2000.

         (b)	Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.


SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS
BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                            DIONEX CORPORATION
                            (Registrant)


Date: May 11, 2000 	   	   By:
                               A. Blaine Bowman
                               President, Chief Executive
						 Officer



                            By:
                               Craig A. McCollam
						 Vice President, Finance and
						 and Administration
                               (Principal Financial and
						 Accounting Officer)













