Form 10-K405
period 2000-06-30
DIONEX CORP /DE
filed 2000-09-28
CIK 708850

Page 1 of 28



UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
----------------------------------
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended June 30, 2000

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      Commission File Number  0-11250

                          DIONEX CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware		             	   94-2647429
(State or other jurisdiction of			(I.R.S. Employer
 incorporation or organization)			Identification No.)

1228 Titan Way, Sunnyvale, California		     94085
(Address of principal executive offices)	   (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on September 15, 2000 (based upon the closing price of such stock as of such date) was $535,097,383.

As of September 15, 2000, 22,054,824 shares of the Registrant's
Common Stock were outstanding.

Portions of the Registrant's 2000 Annual Report to Stockholders are incorporated by reference in Parts I, II and IV of this Report. Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 27, 2000 are incorporated by reference in Part III of this Report.


PART I

Item 1.  BUSINESS

	   Dionex Corporation designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. The Company's products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications. Since July 1, 1999, there have been no material changes in the mode of conducting the business of the Company.

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


     _________________________
*Unless the context otherwise requires, the terms "Dionex" and "the Company" as used herein include Dionex Corporation, a Delaware corporation, and its subsidiaries. Dionex was initially incorporated in California in 1980. In 1986, the Company reincorporated in Delaware.

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

The Company offers the following products for IC:

DX-120 IC System

	  In fiscal 1996, the Company introduced the DX-120, a cost-effective IC system for customers that need simple, dedicated instrumentation for routine ion analysis. The DX-120 was designed for improved reliability and automation, allowing for quick set-up, simple operation and high quality isocratic performance. The DX-120 is marketed worldwide.

DX-320 IC System

	  In fiscal 2000, the Company introduced the DX-320, a high-performance, dedicated IC system with more versatility than the DX-
120. The DX-320 runs isocratic and gradient applications and can be used with the EG 40 Eluent Generator. The heart of the DX-320 is the IC25 Integrated Pump and Detector, a compact unit enabling conductivity detection and a dual piston pumping system.

DX-600 IC System and PeakNet 6
	  In fiscal 2000, the Company introduced the DX-600 IC system, to provide the most powerful and flexible ion chromatography. The system is modular, offering the GS50 gradient pump and IS25 isocratic pump, the LC 20 enclosure or the LC25 or LC30 chromatography ovens, advanced autosampler options, and the ED50 electrochemical, CD25 conductivity, AD25 absorbance and PDA-100 photodiode array methods of detection. The advanced electronics and modularity of the system provide enough versatility to cover any variety of demanding IC applications. The DX-600 is automated and its data is collected and managed by PeakNet 6 chromatography software, also introduced by the Company in fiscal 2000. PeakNet's data query, signatures/signoffs and "system wellness" provisions allow greater power and simplicity in running IC. PeakNet 6 replaced the Company's PeakNet 5 series software, just as the DX-600 replaced the DX-500 IC system. The DX-600 IC system and PeakNet 6 software are marketed worldwide.


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

The Company offers the following products for HPLC:

Summit HPLC System and CHROMELEON 6 Software

	  In fiscal 2000, the Company introduced a new version of its Summit HPLC System, including a new photodiode array detector, the PDA-100 and updated CHROMELEON 6 software. The Summit HPLC system includes the P580A low pressure gradient pump or P580A high pressure gradient pump, the ASI-100 Autosampler with optional thermal cooling and runs using CHROMELEON 6 software. This powerful software package now offers PDA control, multi-instrument control (including control of other companies' equipment), validation provisions and many other powerful features. The Summit HPLC System and CHROMELEON 6 are marketed worldwide.

BioLC System

	 In fiscal 2000, the Company introduced the BioLC system. The BioLC replaces the fiscal 1999 version of the Company's AAA-Direct system. The BioLC features an inert, metal-free, polyetheretherketone flow path to preserve chemically unstable biomolecules. The BioLC provides third-generation pumps and detectors, including the GS50 gradient pump, the premier pump for BioLC, and a choice of the ED50 electrochemical detector, AD25 absorbance detector and PDA-100 photodiode array detector. These options allow for a wide range of applications so that analysts can quantify carbohydrates, amino acids, proteins and peptides, nucleic acids and small biomolecules using the BioLC. The instrument ships with PeakNet 6 chromatography software.

AQA Mass Spectrometer

	  In fiscal 2000, the Company signed an agreement with ThermoQuest Corp. to sell Thermoquest's Finnigan AQA detector with Dionex Summit HPLC, BioLC and DX-600 IC systems. The relationship with ThermoQuest allows Dionex to market LC/MS and IC/MS systems to existing and new customers worldwide, particularly in the pharmaceutical market, but also for environmental testing, drug, beverage and food testing and many other applications. AQA is a compact, benchtop, single quadrupole mass detector for HPLC/MS and IC/MS. The standard system is supplied with both Electrospray (ESI) and Atmospheric Pressure Chemical Ionization (APCI) for maximum analytical flexibility and the patented AQAwash for system robustness. The relationship with ThermoQuest effectively enables Dionex to reach chemists desiring MS capabilities who previously were not among the Company's potential customers.

Sample Extraction - The Company offers Accelerated Solvent Extraction (ASE) for automated sample extraction. In fiscal 2000, the Company introduced the ASE 300, an automated sample extraction instrument for large samples up to 100 mL. In all respects, except sample capacity handling, the ASE 300 is similar to the ASE 200, introduced by the Company in fiscal 1995. Both ASE systems extract solid samples using common solvents at elevated temperatures and pressures. The ASE systems extract solid samples in an automated fashion using the same solvents used in traditional soxhlet techniques. Competitive techniques include soxhlet, sonication, microwave extraction and supercritical fluid extraction. The ASE 200 and 300 systems offer several advantages over other solvent based extraction techniques including lower solvent consumption, reduced extraction time, higher throughput through automation and ease of use. ASE 200 and 300 systems are used worldwide for a number of environmental, industrial and food and beverage applications. In fiscal 1997, the Company enhanced its ASE 200 system by introducing the ASE 200 Solvent Controller Module, which automates the delivery of multiple solvents to the ASE 200 system, and AutoASE, an add-on software feature which allows control of up to eight ASE 200 systems from one location, as well as methods storage and documentation.
Both the Solvent Controller Module and AutoASE are also used with the ASE 300 system. In fiscal 2000, the Company introduced several new applications for the ASE 200 and ASE 300. These applications include time and labor savings for the extraction of polymers and environmental samples.

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

	 PeakNet 6, introduced in fiscal 2000, is the Company's latest release of Windows-based applications for IC and BioLC. PeakNet 6 makes possible the use of multi-featured, high performance computer systems to automate control, data acquisition, analysis and reporting for the DX-120, DX-320, DX-600, DX-800 and BioLC systems. In fiscal 1994, the PeakNet PC-based Chromatography Workstation was first introduced. In fiscal 1997, the Company introduced its latest version of the software, PeakNet 5.0, a 32-bit automation product designed for use with Windows 95 and Windows NT. In fiscal 1998, the Company enhanced its PeakNet chromatography software by introducing PeakNet 5.1. This release added new capabilities to the PeakNet software, including full control and support of the EG40 and enhanced reporting capabilities. PeakNet 6 continues to build on the previous software while adding many technological advances made possible by the Company's acquisition of Softron GmbH in October 1998. These advances include multi-vendor support, provisions for electronic signature and sign-off, SQL-based data management/retrieval, security features, system wellness, and validation measures.

	  The Company introduced in fiscal 2000, as part of the Summit HPLC system, the CHROMELEON 6 data management system. Like PeakNet
6, CHROMELEON 6 is a 32-bit application designed to run on Windows
95, 98 and Windows NT and even mixed platforms. CHROMELEON operates most liquid and gas chromatography systems from a single user interface. It is an easy to use, flexible data system with a built-in SQL database and client/server architecture.

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

	In September 1998, the Company introduced the AS50 Auto-Select Autosampler for use with the DX-500 ion chromatography system. The AS50 Autosampler is a high-performance, random vial access autosampler with automated sample preparation which is now used in BioLC, DX-320 and DX-600 systems.

	In fiscal 2000 the Company introduced the ASI-100 Autosampler with optional thermal control for temperature-sensitive samples. The ASI-100 provides speed, simplicity, reliability and precision with an innovative in-line split-loop injection technology. The removable carousels and programmable needle depth allows the ASI-100 to accommodate a variety of sample vials and sizes. The ASI-100 replaces the Gina 50 autosampler, introduced with the Summit predecessor in fiscal 1999.

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

	Several consumable products were introduced in fiscal 1999 and 2000, including the IonPac AS14A, CS12A, AS16 and the IonPac AS17.
The IonPac AS14A column separates common anions in environmental and food/beverage samples quickly and with great selectivity. The IonPac CS12A is useful in the determination of cations in drinking water, wastewater, power plant waters, soil extracts, acid digests, chemical additives, chemical process solutions, scrubber solutions, plating baths, and solvents. The IonPac AS17 column separates analytes in water faster, more selectively and more reliably than other columns on the market. The IonPac AS16 performs rapid isocratic separation of polarizable anions without the use of solvents or other eluent modifiers. All Dionex columns are designed to enhance performance when used with the Company's EG40 Eluent Generator. In addition, in fiscal 1999 and 2000, the Company introduced two cation exchange columns, the ProPac WCX-10, WAX-10 and ProPac SCX-10 and SAX-10, to analyze proteins with small differences in charge. The columns are ideal for the characterization or quality control of closely related proteins in biotechnology, pharmaceutical and food and beverage applications. Finally, in fiscal 2000, the Company introduced the CarboPac PA1, PA10, and PA-100 series columns for carbohydrate determinations using amperometric detection. These columns are used in the biotech and food and beverage industries, among others, to determine charged oligosaccharides and polysaccharides.

	These products follow a steady stream of columns and chemistries introduced in the previous two years, including the AS11-HC, IonPac AS15, IonPac ICE-Borate, IonPac AS9-HC and IonPac CS15. These products cover a range of applications.

	In addition to columns, Dionex manufactures suppressors that are used to enhance detection in ion chromatography. The Company has proprietary positions in the technology of suppression used in ion chromatography as well as in the application of suppression techniques. The Company's suppressors lower background conductivity while allowing separations using higher capacity columns and more concentrated eluents (liquids used to carry a sample through a liquid chromatography system). In fiscal 1993, Dionex enhanced its suppression technology with the introduction of a new
AutoSuppression product. The product, called the Self-Regenerating Suppressor (SRS), enhances IC performance while operating with low maintenance requirements. In fiscal 1997, the Company introduced the SRS-II, designed to allow use with a wide range of solvents at various temperatures.

	In fiscal 1998, the Company introduced the SRS-Ultra, the next generation in the SRS line of suppressors. The SRS-Ultra provides superior performance for trace level ion chromatography and is used in the DX-600 and DX-320 IC systems.

Detectors - Detectors are used to measure the quantity of various sample components after they have been separated in a chromatography column. Dionex currently offers several detector products based on conductivity, electrochemistry, fluorescence and absorbance, including the new PDA-100 photodiode array detector, AD25 absorbance detector and several other new detectors introduced in fiscal 2000. This range of detectors is designed to meet customer requirements for analysis of organics, inorganics, metals, amino acids, biological compounds and pharmaceuticals. The Company introduced as part of the Summit HPLC system the PDA-100 and the UVD 170S and UVD 340S detectors. The UVD 170S simultaneously monitors four wavelengths providing the highest sensitivity available in a multi-channel UV-VIS detector.

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

The Company's products are used extensively in environmental analysis and by the pharmaceutical, life science, biotechnology, chemical, petrochemical, power generation, food and beverage and electronics industries. Its customers include a number of the largest industrial companies worldwide, as well as government agencies, research institutions and universities. Geographically, sales to customers outside of North America accounted for 58% of consolidated sales in fiscal 2000, 62% of consolidated sales in fiscal 1999 and 57% of consolidated sales in fiscal 1998. No single customer accounted for 10% or more of the Company's sales in fiscal 2000, 1999 or 1998.

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

	Dionex manufactures its products based upon its forecast of customer demand and maintains inventories of completed modules in advance of receipt of firm orders from its customers. Orders are generally placed by the customer on an as-needed basis, and products are usually shipped within four to six weeks after receipt of an order. Dionex does not maintain a substantial backlog, and backlog as of any particular date may not be indicative of the Company's actual sales in any succeeding period. The level of backlog at June 30, 2000 was $23.1 million and at June 30, 1999 was $23.7 million.

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

	Companies competing with Dionex in the analytical instruments market include Agilent Technologies, Inc., Perkin-Elmer Company, Varian Associates, Inc., Shimadzu Corporation, Thermo Instruments and Waters Corporation. The Company believes no single competitor has a dominant position in the analytical instruments market.

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

	Competitors of the Company in HPLC include such vendors as Agilent Technologies,Inc., Waters Corporation, Alltech Associates, Lachat and other smaller companies. The Company's newly introduced Summit HPLC system competes directly with other manufacturers' HPLC systems in traditional HPLC applications. Dionex believes that the Summit HPLC system has certain benefits over competing systems, including advanced pump technology and a high performance autosampler. Coupled with the CHROMELEON software package, this system provides customers a state-of-the-art HPLC system for their analytical needs.

	The Company's DX-600 Series also competes directly with other manufacturers' HPLC systems in certain traditional HPLC applications. Dionex is a relatively new entrant in the highly competitive HPLC and biological separations markets. Nonetheless, management believes that the DX-600 Series has certain benefits over competing systems, including a non-metallic flow path and the capability of performing gradient ion chromatography, as well as HPLC, on a single analytical system.

	The Company's ASE 200 and 300 compete directly with standard soxhlet, sonication, supercritical fluid extraction and microwave extraction techniques provided by other companies. Management believes that the ASE 200 and 300, has certain benefits compared to competing techniques, including faster extraction time, reduced solvent usage and built-in automation.

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

	As a matter of Company policy, the Company vigorously protects its intellectual property rights and seeks patent coverage on all developments that it regards as material and patentable. However, there can be no assurances that any patents held by the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The Company's patents, including those licensed from others, expire on various dates through 2017. The Company believes that, while its patent portfolio has value, no single patent or patent application is in itself essential and that the invalidity or expiration of any single patent would not have a material adverse effect on its business.

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

	International Operations

	Financial information about foreign and domestic operations and export sales required by Item 1 of Form 10-K is incorporated by reference to Note 12 of the Notes to Consolidated Financial
Statements at page 37 of the Registrant's 2000 Annual Report to
Stockholders.  A copy of the applicable page is included as Exhibit
13.1.

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

	Research and Development

	The Company's research and development efforts are focused on increasing the performance of its chromatography and other products and expanding the number of chemical compounds that can be analyzed efficiently with its products. Research and product development expenditures were $14.9 million, $14.8 million and $13.3 million in fiscal 2000, 1999 and 1998, respectively. The Company pursues active development programs in the areas of system hardware, applications, computer software, suppressors, resin and column technologies. There can be no assurances that the Company's product development efforts will be successful or that the products developed will be accepted by the marketplace.

	Environmental Laws and Regulations

	Compliance by the Company with federal, state and local environmental laws during fiscal 2000 had no material effect upon capital expenditures, earnings or its competitive position.

	Employees

	Dionex had 805 employees at June 30, 2000, compared with 799 employees at June 30, 1999. The Company believes that its future success depends in large part upon its continued ability to attract and retain highly skilled employees.

Item 2.   PROPERTIES

As of September 15, 2000 the Company owned nine buildings in Sunnyvale, California, providing 252,000 square feet of space utilized for Administration, Marketing, Sales, Service, Research and Product Development and Manufacturing. The Company also owns a building utilized for Sales, Service and Administration in Idstein, Germany and a building for Manufacturing and Administration in Germering, Germany. The Company also owns a land leasehold right in Osaka, Japan where the Company is constructing a building. The building is expected to be completed by December 2000.

	The Company leases sales and service offices in: Atlanta, Georgia; Houston, Texas; Westmont, Illinois; Marlton, New Jersey; Sunnyvale, California; and in the United Kingdom, Germany, France, Italy, the Netherlands, Belgium, Switzerland, Austria, Japan and Canada. In addition, the Company leases marketing and research and development offices in Salt Lake City, Utah. The Company's facilities are well maintained, adequate to conduct the Company's current business and substantially utilized by the Company. Several of the Company's properties are located in an area under investigation by the California Regional Water Quality Control Board (the "Water Board"). The Water Board's investigation addresses the presence of certain volatile organic compounds in portions of the local groundwater system and focuses principally on the activities of several other companies located near the Company. The Water Board review has encompassed the property acquired by the Company in July 1986. The Company believes that any remedial work affecting the subject property will be performed by or at the expense of other parties responsible for any release of chemicals onto the property, or at the expense of the previous owner of the property. As a result, management believes that any action required by the Water Board's investigation will not have a material adverse effect on the Company's financial position or results of operations.

Item 3.  LEGAL PROCEEDINGS

	    None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	    No matters were submitted to a vote of security holders during the quarter ended June 30, 2000.

	Executive Officers of the Registrant

	The following table lists the names and positions of all current executive officers of the Company, and their ages as of September 15, 2000. Except as noted below, there are no other family relationships between any director or executive officer and any other director or executive officer of the Registrant. Executive officers serve at the discretion of the Board of Directors.

          Name		          Age              Positions

	A. Blaine Bowman(1)		    54		    President, Chief Executive
                          								Officer and Director

	Barton Evans, Jr.       	52		    Senior Vice President

	Nebojsa Avdalovic	   	   65		    Vice President

	Der-Min Fan        		   	50		    Vice President

	Craig A. McCollam	      	40    		Vice President

	Michael A. Merion	      	46    		Vice President

	Brent J. Middleton(1)   	43    		Vice President


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

Ms. Fan has served as Vice President, Software Engineering for the Registrant since April 2000. Prior to that, she served as Director of Software Engineering and in various other capacities since joining the Company in 1991.

Mr. McCollam has served as Vice President of Finance and Administration and Chief Financial Officer since October 1999. Prior to that, he served as Director of Finance and Corporate Controller since joining the Company in 1993.

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



PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
    	    STOCKHOLDER MATTERS

	    The information required by Item 5 of Form 10-K is incorporated by reference to the information contained in the section captioned "Supplemental Stockholder Information" at page 40 of the Registrant's 2000 Annual Report to Stockholders. A copy of the applicable page is attached hereto as Exhibit 13.1.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

	    The information required by Item 6 of Form 10-K is incorporated by reference to the information contained in the section captioned "Selected Financial Information" at page 23 of the Registrant's 2000 Annual Report to Stockholders. A copy of the applicable page is attached hereto as Exhibit 13.1.

Item 7.  	MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the consolidated income statement items as a percentage of sales.
                         							     PERCENTAGE OF NET SALES
Years ended June 30                	2000       1999      1998
Net sales                         		100.0%    100.0%    100.0%
Cost of sales                      	 31.4      32.0      31.5
Revaluation of inventory acquired  	    -       1.1         -
Gross profit                       	 68.6      66.9      68.5
Selling, general and administrative	 32.4      31.2      31.7
Research and product development   	  8.3       8.6       8.8
Write-off of in-process research
and development                    	    -       2.8         -
Operating income                   	 27.9      24.3      28.0
Interest income, net               	   .2        .3        .8
Income before taxes                	 28.1      24.6      28.8
Taxes on income	                   	  9.1       8.1       9.8
Net income	                        	 19.0%     16.5%     19.0%

NET SALES AND GROSS PROFIT. In fiscal 2000, the Company reported record sales and earnings for the 20th consecutive year, excluding nonrecurring items. The Company's consolidated sales in fiscal 2000 were $179.5 million, an increase of 4% compared with $172.9 million reported in fiscal 1999. Sales in fiscal 1998 were $150.5 million. The Company is subject to the effects of foreign currency fluctuations, which can have an impact on reported sales and gross profits. Currency fluctuations decreased reported sales by 1% in fiscal 2000 and increased sales by 1% in fiscal 1999.

Sales growth in fiscal 2000 was attributable to strong growth in our North American markets. Growth in the Company's European market was up moderately in local currency and declined in reported dollars. Sales in Japan declined slightly due to a large nonrecurring order placed in Japan in fiscal 1999. Excluding the nonrecurring order in fiscal 1999, Japan's sales increased by approximately 20% in fiscal 2000. Sales growth in fiscal 1999 was fueled by strong growth in Japan and Europe in local currencies. However, a strengthening U.S. dollar reduced the reported results in Europe in fiscal 1999.

Sales outside of North America accounted for 58% of consolidated sales in fiscal 2000, 62% in fiscal 1999 and 57% in fiscal 1998. The Company sells directly through its sales forces in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Austria, Japan, Canada and the United States. Direct sales accounted for 91% of consolidated sales in fiscal 2000, compared with 92% in fiscal 1999 and 90% in fiscal 1998. International distributors and representatives in Europe, the Far East and other international markets accounted for the balance of the consolidated sales. There were no significant price changes during the three-year period.

Gross profit was 68.6% in fiscal 2000, compared with 68.1% in fiscal 1999, excluding a nonrecurring charge of $2.0 million related to the write-up of inventory acquired in the acquisition of Softron GmbH (Softron). Gross profit was higher in fiscal 2000 due to product and geographic sales mix. Gross profit in fiscal 1999 was negatively affected by a strengthening U.S. dollar.

OPERATING EXPENSES. Selling, general and administrative ("SG&A") expenses as a percentage of net sales increased to 32.4% in fiscal 2000, compared with 31.2% in fiscal 1999 and 31.7% in fiscal 1998. SG&A expenses increased to $58.2 million, an increase of 8% in fiscal 2000 from $54.0 million in fiscal 1999. The increase in fiscal 2000 in SG&A expenses was attributable to the inclusion of Softron costs for the entire fiscal year and increased selling expenses. The increase in SG&A expenses in 1999 was attributable to the inclusion of Softron costs for a portion of the year and higher selling expenses. The Company anticipates that SG&A expenses will continue to be in the range of 30% to 34% of sales in the near term.

Research and product development expenses were 8.3% of consolidated sales in fiscal 2000 compared with 8.6% in fiscal 1999 and 8.8% in fiscal 1998. Research and product development expenses in fiscal 2000 increased 1% to $14.9 million compared with $14.8 million in fiscal 1999. The increase was primarily due to the inclusion of Softron costs for the entire fiscal year. Research and product development expenses in fiscal 1999 increased 12% from $13.3 million reported in fiscal 1998. The increase was attributable to higher personnel and related expenses and project material costs. Research and product development spending depends on both the breadth of the Company's research and product development efforts and the stage of specific product development projects. The Company anticipates that the level of research and development expenses will remain in the 8% to 10% range in the near term.

WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT ACQUIRED. In fiscal 1999, the write-off of in-process research and development acquired represents a nonrecurring charge of $5.0 million associated with the acquisition of Softron in October 1998 for technology that had not reached technological feasibility and had no alternative future use.

The write-off of in-process research and development related to three projects that were in development, had not reached technological feasibility, had no alternative future use and for which successful development was uncertain.

Two of the three projects were completed in the second quarter of fiscal 2000 and the third project was integrated into an existing project. Costs incurred by the Company for these projects through June 30, 2000 were approximately $1.6 million.

INTEREST INCOME. Interest income in fiscal 2000 of $844,000 was $73,000 lower than the $917,000 reported in fiscal 1999. The decline in interest income was due to lower cash balances primarily resulting from the repurchase of the Company's common stock. Higher yields on invested cash in fiscal 2000 partially offset the lower average cash balances. Interest income in fiscal 1999 was lower compared to fiscal 1998 primarily due to lower cash balances primarily resulting from the acquisition of Softron.

INTEREST EXPENSE. Interest expense in fiscal 2000 was $431,000, an increase of 43% from the $301,000 reported in fiscal 1999. The increase was attributable to short-term borrowings related to the construction of a building in Japan and repurchases of the Company's common stock. Interest expense in fiscal 1998 was $115,000. The increase in fiscal 1999 was attributable to short-term borrowings related to the acquisition of Softron.

INCOME TAXES. The Company's effective tax rate for fiscal 2000 was 32.5% compared with 33.2% in fiscal 1999 and 34.0% in fiscal 1998. The Company's effective tax rate is affected by the mix of taxable income among the various tax jurisdictions in which the Company does business. The Company anticipates that its effective tax rate will be in the 32% to 35% range in the near term.

EARNINGS PER SHARE. Diluted earnings per share in fiscal 2000 were $1.46 per share, compared with $1.20 in fiscal 1999 and $1.18 in fiscal 1998. Excluding the fiscal 1999 nonrecurring acquisition related charges, diluted earnings per share in fiscal 1999 were $1.40, resulting in an increase of 4% in fiscal 2000 compared with fiscal 1999. The number of shares used in computing diluted and basic earnings per share declined each year due to the Company's stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES.

As of June 30, 2000 the Company had cash and cash equivalents of $9.4 million. The Company's working capital was $48.4 million at June 30, 2000, compared with $34.8 million at June 30, 1999. Working capital increased in fiscal 2000 primarily due to an increase in accounts receivable and inventory balances and the reduction in taxes payable and accrued liabilities. The Company repurchased 935,850 shares of its common stock for $34.6 million in fiscal 2000 under its stock repurchase program. The Company repurchased 501,500 shares for $14.9 million in fiscal 1999 and 1,851,460 shares for $46.2 million in fiscal 1998.

Cash generated by operating activities was $30.6 million in fiscal 2000, compared with $34.3 million in fiscal 1999 and $30.0 million in fiscal 1998. The decrease in operating cash flows was due to lower income taxes payable and accrued liabilities and higher inventory and accounts receivable offset in part by the tax benefit related to stock option plans.

Capital expenditures in fiscal 2000 decreased to $5.1 million, compared with $7.5 million in fiscal 1999 and $2.5 million in fiscal 1998. The lower level of capital expenditures in fiscal 2000 was due primarily to the high levels in fiscal 1999 caused by the addition of a leasehold right in Japan for $3.4 million and a new internal computer system.

At June 30, 2000, the Company had outstanding borrowings of $1.9 million and bank lines of credit totaling $38.7 million. The Company believes its cash flow from operations, its existing cash and cash equivalents and its bank lines of credit will be adequate to meet its cash requirements for at least the next 12 months.

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

In connection with the acquisition, the Company recorded a nonrecurring charge of $5.0 million for the write-off of in-process research and development acquired. In addition, cost of sales in fiscal 2000 included $2.0 million related to the sale of inventory acquired which had been revalued as a part of the purchase accounting.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB No. 101 will be effective for the Company's fiscal year ended June 30, 2001.

The Company's current policy is to recognize product installation revenue upon shipment and to accrue product installation costs at the time revenue is recognized. Once SAB 101 is implemented, the Company will defer installation revenue until installation has been completed. Management has preliminarily estimated that this will result in a cumulative effect of a change in accounting principle to reduce net income in the range of $200,000 to $500,000 that will be recognized in the Company's statement of operations for the first quarter of 2001. This estimate was made based on the current available guidance related to SAB 101, and is subject to revision. The SEC is expected to release additional guidance related to SAB
101. This additional guidance could further affect management's assessment of the effects of SAB 101.

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

YEAR 2000 COMPLIANCE

In prior years, the Company discussed the nature and progress if its plans to become year 2000 compliant. In 1999, the Company completed the review of its internal systems for year 2000 compliance. As a result of those planned and completed efforts, the Company has experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change. To date, the Company spent approximately $150,000 in remediating its systems. The Company is not aware of any material problems resulting from year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the above discussion contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risks and uncertainties include: general economic conditions, foreign currency fluctuations, new product development, including market receptiveness, fluctuation in worldwide demand for analytical instrumentation, competition from other products, existing product obsolescence, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, year 2000 compliance issues, the ability to attract and retain talented employees and other risks as described above in more detail. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Company is exposed to financial market risks, including changes in foreign currency exchange rates, interest rates and marketable equity security prices.

Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar and we derive approximately 52% of our sales by transacting business in various foreign currencies. U.S. dollar-denominated costs and expenses as a percentage of total operating costs and expenses are much greater compared to U.S. dollar-denominated sales as a percentage of total sales. As a result, appreciation of the U.S. dollar against our major trading currencies has a negative impact on our results of operations and depreciation of the U.S. dollar against these currencies has a positive impact.

To mitigate its foreign currency exchange risks, the Company utilizes derivative financial instruments. The Company hedges foreign currency exchange risk on its intercompany receivable balances utilizing foreign exchange forward contracts with high quality financial institutions. The Company's foreign exchange hedging activities do not subject the company to significant risk due to exchange rate movements because gains and losses on these contracts generally offset losses and gains on the underlying items being hedged. Using a hypothetical adverse change in foreign currency exchange rates of 10% (a weakening of the U.S. dollar), the fair value of these financial instruments would decrease by $1.9 million. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company has investments in marketable debt securities that are subject to interest rate risk. However, due to the short-term nature of the Company's debt investments and the Company's intention to hold these investments until maturity, the impact of interest rate changes would not have a material impact on the Company's results of operations or cash flows.

The Company is exposed to equity price risk on its investments in marketable equity securities. These investments are classified as "available for sale." The Company does not attempt to reduce or eliminate its market exposure on these investments. A 10% decline in the market price of the Company's investments would result in an approximately $2.6 million decrease in the fair value of the Company's "available for sale" securities. Although changes in equity prices may affect the fair value of "available for sale" securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold.

All of the potential changes noted above are based upon sensitivity analyses performed on the Company's financial positions at June 30, 2000. Actual results may differ materially.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	     See Index to Financial Statements and Financial
	     Statement Schedules appearing on page 29 of this Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		ACCOUNTING AND FINANCIAL DISCLOSURE

		Not Applicable.


PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

		Identification of Directors

		The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Nominees" at pages 3 and 4 of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 27, 2000, which has been previously filed.

		Identification of Officers

		See Pages 14 and 15 of this Report.

Item 11.  EXECUTIVE COMPENSATION

		The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation," at pages 8 through 9 of the Registrant's definitive
		Proxy Statement for the Annual Meeting of Stockholders to be held October 27, 2000, which has been previously filed.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    	     MANAGEMENT

	     The information required by Item 12 of Form 10-K is
		incorporated by reference to the information contained in the sections captioned "Security Ownership of Certain Beneficial Owners and Management" at pages 6 and 7 of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 27, 2000, which has been previously filed.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	     None.


PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

  (a)(1) Financial Statements - See Index to Financial
         Statements and Financial Statement Schedules at
		       page 29 of this Report.

		   (2) Financial Statement Schedules - See Index to
		       Financial Statements and Financial Statement
         Schedules at page 29 of this Report.

     (3) Exhibits - See Exhibit Index at page 25 through
         27 of this Report.

  (b) Reports on Form 8-K - The Company did not file any
		    reports on Form 8-K during the quarter ended
		    June 30, 2000.


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

10.7    Registrant's Supplemental Stock Option Plan
          (Exhibit 28.4).................................. (2)

10.8    Registrant's Medical Care Reimbursement Plan
          (Exhibit 10.17)...............................   (1)

10.9    Registrant's Employee Stock Participation Plan
          (Exhibit 28.3)................................   (4)


Exhibit
Number 				Description		     	Reference

10.10   Credit Agreement dated February 26, 1996
          between Bank of America and the Registrant..    (6)

10.11   First amendment to Credit Agreement dated
          February 29, 1996 between Bank of America
          and the Registrant..........................    (8)

10.12   Second amendment to Credit Agreement dated
          February 29, 1996 between Bank of America
          and the Registrant..........................    (8)

10.13   Third amendment to Credit Agreement dated
          February 29, 1996 between BankAmerica and the
          Registrant.(Exhibit 10.1)...................    (9)

10.13   1988 Directors' Stock Option Plan (and related
          stock option grant form) (Exhibit 10.20).....    (3)

10.14   Dionex Corporation Stock Option Plan, as
          amended and restated (formerly, the 1990 Stock
          Option Plan).(Exhibit 10.12)..................    (11)

13.1    Portions of the Registrant's 2000 Annual
          Report to Stockholders that are incorporated
          by reference in this Annual Report on
          Form 10-K.................................

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

(11)	Incorporated by reference to the indicated exhibit in the
      Registrant's Statement on Form S-8 filed December 22, 1999.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DIONEX CORPORATION
		                       	(Registrant)

Date September 25, 2000  	By /s/ A. Blaine Bowman_________
                                 A. Blaine Bowman
                                 President and Chief Executive
                        						   Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                   Title                        Date


/s/ A. Blaine Bowman    President,Chief Executive    September 25, 2000
A. Blaine Bowman        Officer, and Director
            			         (Principal Executive Officer)

/s/ Craig A. McCollam   Vice President of Finance    September 25, 2000
Craig A. McCollam	      and Administration
				                    (Principal Financial and
				                    Accounting Officer)

/s/ David L. Anderson   Director			                  September 25, 2000
David L. Anderson


/s/ James F. Battey	    Director			                  September 25, 2000
James F. Battey


/s/ B.J. Moore	    	    Director 	       	  	        September 25, 2000
B.J. Moore

/s/ Riccardo Pigliucci  Director 		  	               September 25, 2000
Riccardo Pigliucci


DIONEX CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


      		                                                Page

FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 2000 and 1999      *

Consolidated Statements of Income for the years
  ended June 30, 2000, 1999 and 1998				                   *

Consolidated Statements of Stockholders' Equity for
  the years ended June 30, 2000, 1999 and 1998             *

Consolidated Statements of Cash Flows for the years
  ended June 30, 2000, 1999 and 1998				                   *

Notes to Consolidated Financial Statements			              *

Independent Auditors' Report						                         *

*Incorporated by reference to information contained on pages 24 through 38 of the Registrant's 2000 Annual
 Report to Stockholders. A copy of the applicable pages is attached hereto as Exhibit 13.1




FINANCIAL STATEMENT SCHEDULES

Independent Auditors' Report						                   30

Schedule II - Valuation and Qualifying Accounts
 and Reserves		                                      31


All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.


INDEPENDENT AUDITORS' REPORT

Dionex Corporation

We have audited the consolidated financial statements of Dionex Corporation and its subsidiaries as of June 30, 2000 and 1999, and for each of the three years in the period ended June 30, 2000, and have issued our report thereon dated July 21, 2000; such financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Dionex Corporation and its subsidiaries, listed in the accompanying Index to Financial Statements and Financial Statement Schedules. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE LLP

San Jose, California
July 21, 2000


                                                  											    SCHEDULE II

DIONEX CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(IN THOUSANDS)



                                            Charged
                      Balance	             (Credited)                 Balance
                      Beginning             to Other                  End of
			                   of Year    Additions  Accounts (1) Deductions   Year


YEAR ENDED JUNE 30, 2000:

  Allowance for
    doubtful accounts   $   812    $   245     $   (21)   $  (271)(2)  $   765


  Accrued product warranty
    and installation	    $4,701    $ 2,877     $   (53)   $(2,880)(3)  $ 4,645

YEAR ENDED JUNE 30, 1999:

  Allowance for
    doubtful accounts   $   606    $   288     $    (3)   $   (79)(2)  $   812

  Accrued product warranty
    and installation    $ 4,013    $ 2,867     $   (52)   $(2,127)(3)  $ 4,701

YEAR ENDED JUNE 30, 1998:

  Allowance for
    doubtful accounts   $   533    $   132     $   (35)   $   (24)(2)  $   606

  Accrued product warranty
    and installation    $ 3,592    $ 2,489     $   (36)   $(2,032)(3)  $ 4,013





(1)  Effects of exchange rate changes
(2)  Accounts written off, net of recoveries
(3)  Product warranty and installation costs


EXHIBIT 13.1
Selected Financial Information

Years ended June 30                 	2000    	1999    	1998    	1997    	1996
(In thousands, except per share amounts)
operating information
Net sales                       	$179,529	$172,940	$150,513	$142,053	$133,004
Cost of sales                     	56,462  	55,216  	47,390  	43,458  	41,406
Revaluation of acquired inventory      	-   	1,952       	-       	-       	-
Gross profit                     	123,067 	115,772 	103,123  	98,595  	91,598
Operating expenses:
	Selling, general
	 and administrative              	58,196  	53,974  	47,689	  47,344  	46,290
	Research and product
	 development                     	14,850	  14,812  	13,284	  12,521  	11,527
	Write-off of in-process
	 research and development             	-   	4,991       	-       	-       	-
	 Total operating expenses        	73,046  	73,777  	60,973  	59,865  	57,817
Operating income                  	50,021  	41,995  	42,150  	38,730	  33,781
Other income                           	-       	-       	-       	-   	1,003
Interest income                      	844     	917   	1,374   	1,396   	2,034
Interest expense                    	(431)   	(301)   	(115)    	(85)    	(93)
Income before taxes on income	     50,434  	42,611  	43,409  	40,041  	36,725
Taxes on income	                   16,391  	14,137  	14,759  	13,814  	12,762
Net income                      	$ 34,043	$ 28,474 $ 28,650	$ 26,227	$ 23,963
Basic earnings per share        	$   1.54	$   1.28	$   1.25	$   1.09	$    .91
Diluted earnings per share      	$   1.46	$   1.20	$   1.18	$   1.03	$    .87
Shares used in computing per share amounts:
  Basic                           	22,174  	22,287  	22,978  	24,103  	26,224
  Diluted                         	23,364  	23,640  	24,316  	25,440	  27,439


All share and per share amounts have been restated to reflect the two-for-one splits of the Company's common stock effective December 29, 1995 and June 5, 1998. The Company has paid no cash dividends.

At June 30                          	2000    	1999    	1998    	1997    	1996
(In thousands)
balance sheet information
Working capital                 	$ 48,390	$ 34,755	$ 35,745	$ 48,215	$ 47,888
Total assets	                     163,153 	146,674 	107,259 	118,163 	113,186
Long-term debt                         	-     	990       	-       	-       	-
Stockholders' equity             	118,442  	95,738  	70,689  	84,163	  82,204


Consolidated Balance Sheets

At June 30                                                 	2000      	1999
(In thousands, except share and per share amounts)
ASSETS
Current assets:
	Cash and equivalents (including invested cash
	 of $5,397 in 2000 and $5,987 in 1999)               	$   9,386  	$ 11,336
	Accounts receivable (net of allowance for
	 doubtful accounts of $765 in 2000 and
	 $812 in 1999)                                          	42,965	    39,996
	Inventories                                             	16,809    	12,702
	Deferred taxes                                           	9,757    	10,361
	Prepaid expenses and other	                               1,706	     1,800
	  Total current assets                                  	80,623    	76,195
Property, plant and equipment, net                       	40,842    	39,306
Intangible assets	                                         8,451     	9,924
Marketable equity securities                             	26,450    	14,452
Other assets                                              	6,787     	6,797

	                                                      	$163,153  	$146,674
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Notes payable to banks	                                $  1,891 	$     796
	Accounts payable                                         	5,661     	6,049
	Accrued liabilities	                                     17,783    	21,361
	Income taxes payable                                     	2,253     	8,533
	Accrued product warranty                                	 4,645	     4,701
	 Total current liabilities	                              32,233    	41,440
Deferred taxes and other                                 	12,478     	8,506
Long-term debt                                                	-       	990
Commitments (Note 11)
Stockholders' equity:
	Preferred stock (par value $.001 per share;
	 1,000,000 shares authorized; none outstanding)	-	-
	Common stock (par value $.001 per share;
	 80,000,000 shares authorized; shares outstanding:
	 22,122,863 in 2000 and 22,314,442 in 1999)	             60,957    	46,445
	Retained earnings                                       	48,285    	46,677
	Accumulated other comprehensive income	                   9,200	     2,616
	 Total stockholders' equity                            	118,442    	95,738

	                                                      	$163,153  	$146,674

See notes to consolidated financial statements.


Consolidated Statements of Income

Years ended June 30                               	2000     	1999	     1998
(In thousands, except per share amounts)
Net sales                                     	$179,529	 $172,940 	$150,513
Cost of sales                                   	56,462   	55,216   	47,390
Revaluation of acquired inventory	                    -    	1,952        	-
Gross profit                                   	123,067  	115,772  	103,123
Operating expenses:
	Selling, general and administrative            	58,196   	53,974   	47,689
	Research and product development               	14,850	   14,812   	13,284
	Write-off of in-process
	 research and development                           	-    	4,991        	-
Total operating expenses                        	73,046   	73,777   	60,973
Operating income                                	50,021   	41,995   	42,150
Interest income                                    	844      	917    	1,374
Interest expense                                  	(431)    	(301)    	(115)
Income before taxes on income	                   50,434	   42,611	   43,409
Taxes on income                                 	16,391   	14,137	   14,759
Net income                                    	$ 34,043 	$ 28,474 	$ 28,650
Basic earnings per share                      	$   1.54 	$   1.28 	$   1.25
Diluted earnings per share	                    $   1.46 	$   1.20	 $   1.18
Shares used in computing earnings per share:
	Basic                                          	22,174   	22,287   	22,978
	Diluted                                        	23,364   	23,640	   24,316

See notes to consolidated financial statements.



Consolidated Statements of Stockholders' Equity

                                                       Other
                                                     Compre-
                                                					hensive        		Compre-
				                          Common Stock  Retained	 Income        		hensive
			                         	Shares 	Amount	Earnings  (Loss)   	Total 	Income
(Dollars in thousands)
Balance at June 30, 1997	23,694,060	$36,323	$ 46,622	$ 1,218	$ 84,163
Comprehensive income,
 net of tax:
	Net income	              	                  	28,650          	28,650	$28,650
	Foreign currency
	 translation adjustments				                        	(1,246) 	(1,246)	(1,246)
	Unrealized loss on securities			                      	(315)   	(315)  	(315)
Comprehensive income				                     	28,650 	(1,561)       		$27,089
Common stock issued under
 employee benefit plans
 including related tax
 benefits                  	473,310  	5,590		                  	5,590
Repurchase of common
 stock                  	(1,851,460)	(2,987)	(43,166)        	(46,153)
Balance at June 30, 1998	22,315,910	 38,926 	 32,106	   (343) 	70,689
Comprehensive income, net of tax:
	Net income		                                	28,474         		28,474	$28,474
	Foreign currency
	 translation adjustments                         				(1,938) 	(1,938)	(1,938)
	Unrealized gain on securities		                     		4,897   	4,897  	4,897
Comprehensive income		                       	28,474  	2,959	        	$31,433
Common stock issued under
 employee benefit plans
 including related tax
 benefits	                  436,941	  7,082			                  7,082
Common stock issued for
 acquisition                	63,091	  1,388	                  		1,388
Repurchase of common stock	(501,500)	  (951)	(13,903)       		(14,854)
Balance at June 30, 1999	22,314,442 	46,445 	 46,677  	2,616  	95,738
Comprehensive income, net of tax:
	Net income			                                34,043	         	34,043	$34,043
	Foreign currency
	 translation adjustments	                           			(689)   	(689)  	(689)
	Unrealized gain on securities	                     			7,273   	7,273  	7,273
Comprehensive income		                       	34,043  	6,584	        	$40,627
Common stock issued under
 employee benefit plans
 including related tax
 benefits                  	744,271	 16,699		                 	16,699
Repurchase of common stock	(935,850)	(2,187)	(32,435)        	(34,622)
Balance at June 30, 2000	22,122,863	$60,957	$ 48,285	$ 9,200	$118,442

See notes to consolidated financial statements.



Consolidated Statements of Cash Flows

Years ended June 30                              	2000      	1999      	1998
(In thousands)
Cash and equivalents provided by (used for):
Cash flows from operating activities:
	Net income                                  	$ 34,043  	$ 28,474   $ 28,650
	Adjustments to reconcile net income to
	 net cash provided by operating activities:
		Write-off of in-process research
		 and development                                  	-     	4,991         	-
		Depreciation and amortization                 	4,519     	3,731     	2,543
		Tax benefit related to stock
		 option plans                                 	8,555     	3,202     	2,101
			Deferred taxes                                 	499    	(2,434)    	 (811)
		Changes in assets and liabilities:
			Accounts receivable                         	(2,646)   	(5,945)   	(4,062)
			Inventories                                 	(4,363)      	907      	(841)
			Prepaid expenses and other assets	               39    	(3,851)      	(56)
			Accounts payable                              	(351)     	(210)    	1,313
			Accrued liabilities                         	(3,378)    	2,900	    (1,100)
			Income taxes payable                        	(6,308)    	1,996     	1,790
			Accrued product warranty	                        (6)	      565	       456
Net cash provided by operating activities	      30,603    	34,326    	29,983

Cash flows from investing activities:
	Purchase of temporary cash investments             	-    	(3,500)  	(13,500)
	Proceeds from maturities of temporary
	 cash investments	                                  -     	9,350	    15,902
	Purchase of property, plant and equipment     	(5,128)   	(7,460)   	(2,502)
	Acquisition, net of cash acquired	                  -   	(22,906)        	-
	Other		                                          (664)	       61   	     99
Net cash used for investing activities         	(5,792)	  (24,455)	       (1)

	Cash flows from financing activities:
	Net change in notes payable to banks             	213        	19         	-
	Sale of common stock	                           8,144     	3,880     	3,489
	Repurchase of common stock                   	(34,622)  	(14,854)  	(46,153)
	Other		                                           149	      (405)	      291
Net cash used for financing activities        	(26,116)  	(11,360)  	(42,373)
Effect of exchange rate changes on cash	          (645)	     (359)	      951
Net decrease in cash and equivalents           	(1,950)   	(1,848)	  (11,440)
Cash and equivalents, beginning of year	        11,336	    13,184  	  24,624
Cash and equivalents, end of year	            $  9,386	  $ 11,336	  $ 13,184
Noncash investing activities:
	Common stock issued in connection
	 with acquisition of Softron GmbH	          $       -  	$  1,388  	$      -

See notes to consolidated financial statements.


Notes to Consolidated Financial Statements

Note 1 / SIGNIFICANT ACCOUNTING POLICIES

Organization. Dionex Corporation (the "Company") is a leading manufacturer and marketer of chromatography systems for chemical analysis. The Company's systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical, petrochemical, power generation and electronics industries in a variety of applications.

Principles of Consolidation. The consolidated financial statements include the Company and its subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

Certain Risks and Uncertainties. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and trade receivables. The Company invests in high-grade instruments which it places for safekeeping with high quality financial institutions. The Company sells its products primarily to large organizations in diversified industries worldwide. Credit risk is further mitigated by the Company's credit evaluation process and the reasonably short collection terms. The Company does not require collateral or other security to support accounts receivable. The Company maintains allowances for potential credit losses.

The Company is subject to certain risks and uncertainties and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations: general economic conditions; foreign currency fluctuations; new product development, including market receptiveness; competition from other products; worldwide demand for analytical instrumentation; existing product obsolescence; the ability to obtain timely deliveries of parts from suppliers; the ability to manufacture products on an efficient and timely basis and at reasonable cost and in sufficient volume; the ability to attract and retain talented employees and other risks as detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Cash Equivalents. Cash equivalents are highly liquid debt instruments with a maturity at date of purchase of three months or less.

Investments. The Company classifies its debt and equity securities as "held to maturity" or "available for sale." Securities classified as "held to maturity" are reported at amortized cost and "available for sale" securities are reported at fair market value, with a corresponding recognition of the unrealized gains and losses (net of tax effect) as a separate component of stockholders' equity. Temporary cash investments consist of short-term debt investments which are classified as "held-to-maturity" securities. The Company's investments in marketable equity securities have been classified as "available for sale."

Inventories. Inventories are stated at the lower of standard cost
(which approximates cost on a first-in, first-out basis) or market.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 3 to 30 years. Leasehold improvements are amortized over the lesser of the useful life or the remaining term of the lease.

Purchased Technology and Goodwill. Purchased technology amounts are recorded at their fair market value as of the date of acquisition and amortized over their estimated useful lives of up to seven years. Goodwill is amortized on a straight-line basis over its useful life of 20 years. Accumulated amortization on purchased technology amounts and goodwill totaled $1,452,000 and $655,000 at June 30, 2000 and 1999, respectively.

Valuation of Long-Lived Assets. The carrying value of the Company's long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that an asset may not be recoverable. The Company looks to current and future profitability, as well as current and future undiscounted cash flows, as primary indicators of recoverability. If impairment is determined to exist, any related impairment loss is calculated based on fair value.

Revenue Recognition. Revenue related to systems is recognized upon shipment. Service contract revenue is deferred and recognized on a pro rata basis over the contractual period. Installation and product warranty costs are accrued at the time revenue is recognized.

Taxes on Income. The Company accounts for income taxes using the asset and liability approach to account for deferred income taxes.

Stock-based Compensation Plans. The Company applies Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans (Note 8). Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

Earnings per Share. Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding and the net income attributable to common shareholders. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares for all dilutive potential common shares outstanding. Shares used in the calculation of diluted earnings per share during fiscal 2000, 1999 and 1998 include 1,190,000, 1,353,000 and 1,338,000, respectively, of common equivalent shares related to stock options.

Common Stock Repurchases. The Company repurchases shares in the open market under its ongoing stock repurchase program. For each share repurchased, the Company reduces the common stock account by the average value per share reflected in the account prior to the repurchase with the excess allocated to retained earnings. The Company currently retires all shares repurchased.

Translation of Foreign Currency. The Company's foreign operations are measured using local currencies as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange, and results of operations are translated at average rates for the year.

The Company enters into foreign exchange forward contracts with high quality financial institutions to manage its exposure to the impact of fluctuations in foreign currency exchange rates on its intercompany receivable balances. Gains and losses on these contracts are recorded in net income currently. These contracts generally have maturities of approximately 30 days and require the Company to exchange foreign currencies for U.S. dollars at maturity. The Company does not engage in foreign currency speculation. The Company's foreign exchange forward hedging activities do not subject the Company to significant risk due to exchange rate movements because gains and losses on these contracts generally offset losses and gains on the underlying items being hedged.

At June 30, 2000, the Company had forward exchange contracts to sell foreign currencies totaling $18.7 million dollars, including approximately $7.6 million in Japanese yen, $9.3 million in Euros and the remainder in British pounds, Swiss francs and Canadian dollars. At June 30, 2000 and 1999, the aggregate unrealized gains or losses on the forward exchange contracts were not material.

Comprehensive Income. The Company is required to report comprehensive income in the financial statements, in addition to net income. For the Company, the primary differences between net income and comprehensive income are foreign currency translation adjustments and net unrealized gains or losses on securities available for sale.

Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform with the fiscal 2000 financial statements presentation.

New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is currently effective for Dionex in the first quarter of fiscal year 2001. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management does not believe that this standard will have a material impact on the Company's results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 will be effective for the Company's fiscal year ended June 30, 2001.

The Company's current policy is to recognize product installation revenue upon shipment and to accrue product installation costs at the time revenue is recognized. Once SAB 101 is implemented, the Company will defer installation revenue until installation has been completed. Management has preliminarily estimated that this will result in a cumulative effect of a change in accounting principle to reduce net income in the range of $200,000 to $500,000 that will be recognized in the Company's statement of operations for the first quarter of 2001. This estimate was made based on the current available guidance related to SAB 101, and is subject to revision. The SEC is expected to release additional guidance related to SAB
101. This additional guidance could further affect management's assessment of the effects of SAB 101.

Note 2 / BUSINESS COMBINATION

On October 20, 1998, the Company, through a wholly owned subsidiary, purchased all of the issued and outstanding shares of Softron GmbH, a limited liability company organized under the laws of Germany (Softron), for total consideration, including acquisition costs, of approximately $24.7 million comprised of $23.3 million in cash and 63,091 shares of Dionex common stock.

The acquisition of Softron was accounted for by the purchase method and its results of operations have been included in the Company's results of operations since the date of acquisition.

The final purchase price allocation among the tangible and intangible assets and liabilities acquired (including acquired in-process research and development) is summarized as follows: developed and core technology, $4.4 million; assembled workforce, $830,000;
goodwill, $6.9 million; in-process research and development, $5.0 million and net tangible assets of $7.6 million.

In connection with the acquisition the Company recorded a nonrecurring charge of $5.0 million for the write-off of in-process research and development acquired. In addition, cost of sales in fiscal 1999 included $2.0 million related to the sale of inventory acquired which had been revalued as part of the purchase accounting.

The write-off of in-process research and development related to three projects that were in development, had not reached technological feasibility, had no alternative future use and for which successful development was uncertain.

The following unaudited pro forma results of operations for the year ended June 30, 1999 give effect to the acquisition as if it had occurred at the beginning of fiscal 1999. The pro forma results of operations exclude the $7.0 million nonrecurring pre-tax charges that were recorded in conjunction with the acquisition.

Years ended June 30	                                          1999
(In thousands, except per share amounts)
Net sales                                                	$176,716
Income from continuing operations                        	$ 48,686
Net income	                                               $ 32,516
Basic earnings per share	                                 $   1.45
Diluted earnings per share                               	$   1.37

Softron, which markets its products primarily in Europe, specializes in high performance liquid chromatography systems used by scientific, pharmaceutical and industrial laboratories to analyze the chemical components of compounds.

Note 3 / INVESTMENTS

The Company had no temporary cash investments at June 30, 2000 and 1999.

All maturities during fiscal 1999 were held-to-maturity investments. There were no sales of securities for the years ended June 30, 2000, 1999 and 1998.

In December 1989, the Company invested $3.0 million in the stock of Molecular Devices Corporation (MDC). The Company's President and a director serve on the Board of Directors of MDC. The Company's ownership interest in MDC is approximately 3% and has been classified as "available for sale" and is included in marketable equity securities. At June 30, 2000 and 1999, the fair value of this investment was $26,441,000 and $14,331,000, respectively.

Note 4 / INVENTORIES

Inventories at June 30 consist of:
                                                	2000	       1999
(In thousands)
Finished goods                              	$  6,217    $  5,035
Work in process                                	3,115      	2,426
Raw materials and subassemblies	                7,477	      5,241
                                            	$ 16,809   	$ 12,702

Note 5 / PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 consist of:
                                                	2000       	1999
(In thousands)

Land                                        	$ 19,653   	$ 19,220
Buildings and improvements                    	20,597     	18,394
Machinery, equipment and tooling              	16,427	     15,426
Furniture and fixtures                         	5,598      	4,953
	                                              62,275     	57,993
Accumulated depreciation and amortization	    (21,433)   	(18,687)
Property, plant and equipment, net          	$ 40,842   	$ 39,306

Note 6 / FINANCING ARRANGEMENTS

The Company has unsecured lines of credit with various domestic and foreign banks totaling approximately $38.7 million which have been used primarily to minimize the Company's exposure to foreign currency fluctuations and to fund the Softron acquisition (Note 2). These lines of credit expire between September 30, 2000 and December 31, 2002. Borrowings in each country bear interest at the local reference rates which ranged from 1.0% to 9.8% at June 30, 2000. Amounts outstanding under these lines totaled $1,891,000 at June 30, 2000 and $579,000 at June 30, 1999.

Such line of credit agreements impose certain financial restrictions relating to cash dividends, working capital and tangible net worth. At June 30, 2000, the Company was in compliance with such covenants.

At June 30, 1999, the Company had a foreign denominated mortgage note payable totaling $1.2 million. This note was repaid during fiscal
2000.

One of the Company's foreign subsidiaries discounts trade notes receivable with a bank. Total notes receivable discounted were approximately $13.2 million in fiscal 2000 and $11.4 million in fiscal 1999. The uncollected balances of notes receivable due the discounting bank at June 30, 2000 and 1999 were approximately $3.3 million and $2.9 million, respectively. The Company is contingently liable for these unpaid balances.

Total interest paid was $470,000 in 2000, $258,000 in 1999 and $115,000 in 1998.

Note 7 / ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of:
                                               	2000       	1999
(In thousands)

Accrued payroll and related expenses	        $ 9,282    	$ 9,525
Deferred revenues                             	3,917      	3,475
Accrued stock repurchases	                         -      	2,262
Other accrued liabilities	                     4,584    	  6,099
                                            	$17,783    	$21,361

Note 8 / STOCK OPTION AND PURCHASE PLANS

Stock Option Plans. The Company has two stock option plans (the "Option Plans") under which incentive and nonqualified options may be granted. Options are granted at the stock's fair market value at the grant date. Options generally become exercisable in increments over a period of four years from the date of grant and expire five or ten years from the grant date.

Activity under the Option Plans for the three-year period ended June 30, 2000 is summarized below.

                            	2000              	1999	              1998
	                           	Wtd. Avg.        		Wtd. Avg.	        	Wtd. Avg.
	                            	Exercise         		Exercise	         	Exercise
                        	Shares 	Price     	Shares 	Price	     Shares 	Price
Options outstanding,
 beginning of year	   2,869,031	$13.88  	3,202,700	$12.82  	3,050,176	$ 9.60
Granted              	1,107,200 	32.28 	    53,200 	32.53    	605,100 	24.28
Exercised             	(699,549) 	9.84   	(377,119) 	7.27	   (418,072) 	5.91
Canceled              	(186,600)	25.92     	(9,750)	21.42    	(34,504)	13.17
Options outstanding,
 end of year         	3,090,082	$20.66  	2,869,031	$13.88  	3,202,700	$12.82
Options exercisable
 at year-end         	1,620,934	$12.79  	2,016,907	$10.66  	1,899,100	$ 8.41
Weighted average fair
 value of options
 granted during the year	      	$17.78           		$12.97           		$ 9.37

Additional information regarding options outstanding as of June 30, 2000 is as follows:

              	Options Outstanding                    	Options Exercisable
                   	     	Weighted Average	Weighted	                	Weighted
Range of	                       	Remaining 	Average	                 	Average
Exercise            	Number   	Contractual	Exercise       	Number   	Exercise
Prices         	Outstanding   	 Life (yrs)   	Price  	Exercisable     	 Price
$ 4.38 - 8.34      	618,170          	2.53   $ 7.34      	618,170	     $ 7.34
 10.44 - 16.31     	888,325          	5.73   	13.78      	748,375      	13.30
 19.75 - 30.75	     517,687	          7.43	   24.30	      247,689	      24.20
 32.00 - 32.25   	1,022,600          	9.64   	32.09            	0       	0.00
 32.87 - 45.75	      43,300          	7.01   	38.89        	6,700      	34.87
$ 4.38 - 45.75	   3,090,082	          6.69  	$20.66    	1,620,934     	$12.79

At June 30, 2000, 1,482,708 shares were available for future grants under the Option Plans. In October 1999, the stockholders approved an amendment to the Dionex Corporation Stock Option Plan to increase the number of authorized shares by 650,000.

Employee Stock Purchase Plan. Under the Company's Employee Stock Purchase Plan, (the Purchase Plan), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to annual limitation. Stock issued under the plan was 44,722, 59,822 and 55,238 shares in 2000, 1999 and 1998 at weighted average prices of $28.24, $19.02 and $18.42, respectively. The weighted average fair value of the 2000, 1999 and 1998 awards was $8.69, $6.08 and $5.41, respectively. At June 30, 2000, 1,193,210 shares were reserved for future issuances under the Purchase Plan.

Pro Forma Stock-based Compensation Expense. SFAS No. 123, "Accounting for Stock-Based Compensation," sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation costs for awards in 2000, 1999 and 1998 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company's net income and earnings per share would have been as follows:

                                         	2000       	1999       	1998
(In thousands, except per share amounts)

Net income:
  As reported                         	$34,043    	$28,474    	$28,650
  Pro forma	                            30,421     	25,547     	26,860
Basic earnings per share:
  As reported	                        $   1.54    	$  1.28    	$  1.25
  Pro forma                              	1.37       	1.16       	1.18
Diluted earnings per share
  As reported	                        $   1.46    	$  1.20    	$  1.18
  Pro forma                              	1.30       	1.09       	1.11

Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation expense may not be representative of the amount to be expected in future years. Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                   	2000        	1999        	1998
Volatility	                          40%         	36%         	30%
Risk-free interest rate	           6.13%       	4.67%       	5.67%
Expected life of options      	5.6 years   	5.3 years	   5.5 years

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Note 9 / EMPLOYEE 401(K) PLAN

The Company has a 401(k) tax deferred savings plan covering most U.S. employees. Participants may contribute up to 10% of their compensation and the Company makes matching contributions ($1,156,000 in 2000, $1,085,000 in 1999, $988,000 in 1998) limited to 5% of each participant's compensation. Matching contributions vest in 25% increments each year beginning two years after the participant's date of employment.

Note 10 / TAXES ON INCOME

The provision for taxes on income consists of:
Years ended June 30                    	2000      	1999	      1998
(In thousands)

Current:
	Federal	                            $10,050   	$ 9,531   	$10,747
	State	                                1,574     	1,983     	1,925
	Foreign                              	4,268     	5,057	     2,898
Total current	                        15,892	    16,571    	15,570
Deferred:
	Federal	                                505    	(1,986)	     (836)
	State                                  	186      	(289)      	(52)
	Foreign                               	(192)     	(159)       	77
Total deferred						                     499     (2,434)    	 (811)
								                             $16,391     14,137    $14,759

Domestic and foreign income before taxes on income is as follows:
Years ended June 30	                    2000	      1999      	1998
(In thousands)
Domestic	                            $43,040   	$32,079   	$36,407
Foreign	                               7,394   	 10,532	     7,002
                                    	$50,434   	$42,611   	$43,409

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the current and noncurrent deferred tax assets and liabilities are as follows:

Years ended June 30                               	2000	      1999
(In thousands)

Current deferred tax assets:
	Accounting accruals deductible in
	 different periods for tax purposes           	$ 9,283   	$ 9,809
	State income tax                                  	328       	407
	Other	                                             146	       145
		Total current deferred tax assets	              9,757	    10,361
Noncurrent deferred tax asset-Difference
 in tax basis from acquisition                   	2,132     	2,636
Noncurrent deferred tax liabilities:
	Accelerated depreciation	                          904       	906
	Net unrealized gain on available for
	 sale securities	                                9,379     	4,531
	Excess tax basis from acquisition               	2,132	     2,636
	Other								                                       63	        65
		Total deferred tax liabilities	                12,478     	8,138
		Net deferred tax assets (liabilities)         	$ (589)  	$ 4,859

Total income tax expense differs from the amount computed by applying the statutory Federal income tax rate to income before taxes as follows:
Years ended June 30                    	2000      	1999      	1998
Statutory Federal income tax rate     	35.0%      	35.0%    	35.0%
State income taxes, net of Federal
 income tax effect                     	2.0        	3.0      	2.9
FSC income not taxed	                  (2.8)      	(3.3)    	(3.1)
Taxes on foreign income	                1.0       	(3.2)    	(1.5)
Other	                                 (2.7)	        .6      	 .7
                                      	32.5%      	33.2%    	34.0%

Income taxes paid were $11,822,000 in 2000, $11,494,000 in 1999 and
$11,706,000 in 1998.

The Company has not provided for Federal income taxes on approximately $31.4 million of undistributed earnings of foreign subsidiaries, which have been permanently reinvested in subsidiary operations. If these earnings were distributed to the parent company, foreign tax credits available under current law would substantially eliminate the resulting Federal income tax liability.

Note 11 / COMMITMENTS

Certain facilities and equipment are leased under noncancelable operating leases. The Company generally pays taxes, insurance and maintenance costs on leased facilities and equipment. Minimum annual rental commitments under these noncancelable operating leases are $2,199,000 for 2001, $1,525,000 for 2002, $1,108,000 for 2003,
$945,000 for 2004, $816,000 for 2005 and $5,250,000 thereafter.
Total rental expense for all operating leases was $3,713,000 in 2000, $3,240,000 in 1999, and $2,940,000 in 1998.

Note 12 / BUSINESS SEGMENT INFORMATION

SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company evaluated its business activities that are regularly reviewed by the Company's senior management and has determined that it has one reporting segment.

Geographic information is presented below:

                                          			2000       	1999       	1998
(In thousands)

Net sales to unaffiliated customers:
	United States	                          $ 68,807   	$ 60,191   	$ 60,059
 	Europe	                                  59,420     	63,320	     46,907
	Japan                                    	29,837     	32,086     	23,461
	Other International	                      21,465     	17,343     	20,086
		Consolidated net sales to
		 unaffiliated customers               	$179,529   	$172,940   	$150,513
Long-lived assets:
	United States                          	$104,290   	$ 92,132   	$ 52,415
	Europe	                                   24,024     	24,229      	2,659
	Japan	                                     7,989	      4,678        	781
	Eliminations	                            (53,773)   	(50,560)   	(17,955)
		Consolidated assets	                   $ 82,530   	$ 70,479	   $ 37,900


Note 13 / QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2000 and 1999.

                                                  	Quarter
                                  		First    	Second    	Third    	Fourth
(In thousands, except per share amounts)

Fiscal 2000:
	Net sales                       	$41,790   	$48,060  	$47,336   	$42,343
	Gross profit                     	28,216    	33,040   	32,847	    28,964
	Net income	                        7,372	     9,629	    9,662	     7,380
	Basic earnings per share	        $   .33   	$   .43  	$   .44   	$   .33
	Diluted earnings per share	      $   .31   	$   .41  	$   .42   	$   .32
Fiscal 1999:
	Net sales                       	$34,845   	$44,505  	$47,072   	$46,518
	Gross profit                     	23,814    	28,213   	31,694    	32,051
	Net income                        	6,049     	4,033    	9,117     	9,275
	Basic earnings per share        	$   .27   	$   .18  	$   .41   	$   .41
	Diluted earnings per share      	$   .26   	$   .17	  $   .38   	$   .39


Independent Auditors' Report

The Board of Directors and Stockholders, Dionex Corporation:
We have audited the accompanying consolidated balance sheets of Dionex Corporation and its subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dionex Corporation and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.


San Jose, California
July 21, 2000



Supplemental Stockholder Information

MARKET PRICE OF COMMON STOCK

The Company's common stock is traded in the over-the-counter market through the Nasdaq national market system under the symbol DNEX. The following table sets forth, for the periods indicated, the high and low sales prices as reported by Nasdaq.

                                  	Fiscal 2000          	Fiscal 1999
Quarter	                         High    	  Low        High   	    Low
First                           	$48        $38 5/8   	$27 1/8 	$20 5/16
Second	                           46 15/32   37 15/16 	 39 5/8   18 3/4
Third	                            42 1/8	    28 9/16	   43 1/2	  32
Fourth	                           37 3/4	    26 3/4	    51	      36 7/8

As of June 30, 2000 there were 1,447 holders of record of the Company's common stock as shown on the records of its transfer agent.

DIVIDENDS

The Company has paid no cash dividends on its common stock and anticipates that for the foreseeable future it will continue to retain its earnings for use in its business.

TRANSFER AGENT AND REGISTRAR

EquiServe L.P.
150 Royall Street
Canton, MA  02021
Investor Relations Number: 781-575-3120
Internet Address: http://www.EquiServe.com

ANNUAL MEETING

The Annual Meeting of Stockholders of Dionex Corporation will be held at 501 Mercury Drive, Sunnyvale, California on Friday, October 27, 2000 at 9 a.m.

FORM 10-K

The Company's annual report to the Securities and Exchange Commission on Form 10-K may be obtained without charge by writing to:

Investor Relations
Dionex Corporation
1228 Titan Way
P.O. Box 3603
Sunnyvale, California  94088-3603

DIRECTORS

David L. Anderson
Managing Director
Sutter Hill Ventures

James F. Battey
Independent Investor

A. Blaine Bowman
President and
Chief Executive Officer

B. J. Moore
Independent Management Consultant

Riccardo Pigliucci
Chairman and
Chief Executive Officer
Discovery Partners International

OFFICERS

A. Blaine Bowman
President and
Chief Executive Officer

Barton Evans, Jr.
Senior Vice President

Nebojsa Avdalovic
Vice President

Der-Min Fan
Vice President

Craig A. McCollam
Vice President and
Chief Financial Officer

Michael A. Merion
Vice President

Brent J. Middleton
Vice President

James C. Gaither
Secretary
Partner, Cooley Godward LLP

INDEPENDENT AUDITORS

Deloitte & Touche LLP
San Jose, California

GENERAL COUNSEL

Cooley Godward LLP
San Francisco, California

Locations

CORPORATE HEADQUARTERS

Dionex Corporation
1228 Titan Way
P.O. Box 3603
Sunnyvale, California
94088-3603
(408) 737-0700

REGIONAL SALES AND SERVICE

Atlanta, Georgia
(770) 432-8100

Westmont, Illinois
(630) 789-3660

Marlton, New Jersey
(856) 596-0600

Houston, Texas
(281) 847-5652

Sunnyvale, California
(408) 737-8522

SALT LAKE CITY TECHNICAL CENTER

1515 West 2200 South
Suite A
Salt Lake City, Utah
84119
(801) 972-9292

INTERNATIONAL SUBSIDIARIES

Dionex (U.K.) Ltd.
4 Albany Court
Camberley, Surrey
GU15 2XA, England
(01276) 691722

Dionex GmbH
Am Woertzgarten 10
D65510 Idstein
Germany
(06126) 991-0

Dionex Softron GmbH
Dornierstrasse 4
D-82110 Germering
Germany
(08989) 468-0

Dionex S.r.l.
Via della Maglianella, 65R
00166 Roma
Italy
(06) 66515052

Dionex S.A.
164-166 avenue Joseph Kessel
78960 Voisins Le Bretonneux
France
01 39 30 01 10

Dionex B.V.
Lange Bunder 5
4854 MB Bavel
The Netherlands
(0161) 434303

Dionex N.V.
Wayenborgstraat 14
Omega Business Park
B-2800 Mechelen
Belgium
(015) 203800

Dionex (Switzerland) AG
Solothurnerstr. 259
4600 Olten
Switzerland
(062) 205 99 66

Dionex Austria GmbH
Laxenburger Strasse 220
A-1230 Wien, Austria
(01) 616 51 25

Nippon Dionex K.K.
Shin-Osaka GH Building
Suite #205
9-20, Nishi-Nakajima
6-chome,
Yodogawa-ku, Osaka
532 Japan
(06) 885-1213

Dionex Canada Ltd.
1540 Cornwall Road, Suite 204
Oakville, Ontario
L6J 7W5 Canada
(905) 844-9650


											EXHIBIT 21.1



SUBSIDIARIES OF DIONEX CORPORATION


	The following table sets forth the names of the subsidiaries of the Registrant, the state or other jurisdiction of incorporation or organization of each, and the names under which subsidiaries do business as of June 30, 2000.


                            State or other
                            jurisdiction of     Name under which
                            incorporation or    subsidiary does
Name of Subsidiary          organization	       business


Dionex (U.K.) Limited       England             Dionex (U.K.) Limited

Dionex GmbH                 Federal Republic    Dionex GmbH
                            of Germany

Dionex S.r.l.               Italy               Dionex S.r.l.

Dionex S.A.                 France              Dionex S.A.

Dionex Export Corporation   U.S. Virgin Islands Dionex Export
                                                Corporation

Dionex Canada Ltd./Ltee.    Canada              Dionex Canada
Ltd./Ltee.

Dionex B.V.                 The Netherlands     Dionex B.V.

Nippon Dionex K.K.          Japan               Nippon Dionex K.K.

Dionex N.V.                 Belgium             Dionex N.V.

Dionex (Switzerland) AG     Switzerland         Dionex (Switzerland)
AG

Dionex Austria GmbH         Austria             Dionex Austria GmbH

Dionex Softron GmbH         Germany             Dionex Softron GmbH

Dionex Holding GmbH         Germany             Dionex Holding GmbH




EXHIBIT 23.1


INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statements Nos. 333-93473, 33-12399, 33-40796, 33-78584 and 33-65081
on Form S-8 of Dionex Corporation of our reports dated July 21, 2000, appearing in and incorporated by reference in this Annual Report on Form 10-K of Dionex Corporation for the year ended June 30, 2000.


DELOITTE & TOUCHE LLP


San Jose, California
September 25, 2000