Form 10-Q
period 2000-09-30
DIONEX CORP /DE
filed 2000-11-16
CIK 708850

This document consists of 13
					  	pages, of which this page
						  	is number 1.



UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
-------------------------------
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                                        YES   X    NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2000:

	        CLASS                    NUMBER OF SHARES

	   	Common Stock		     	 22,093,949



DIONEX CORPORATION
INDEX


				PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS                      	  	   Page


	      CONDENSED CONSOLIDATED BALANCE SHEETS
	      September 30, 2000 and June 30, 1999............     3


	      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	      Three Months Ended September 30, 2000 and 1999..     4


	      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	      Three Months Ended September 30, 2000 and 1999..     5


	      NOTES TO CONDENSED CONSOLIDATED FINANCIAL
	      STATEMENTS......................................     6-9



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............    10-12


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS................................     12

				PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................     13

SIGNATURES.................................................     13















DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
-------------

                                                   September 30,  June 30,
			      ASSETS                            2000	       2000
                                                    (unaudited)
Current assets:
  Cash and equivalents (including invested cash
    of $3,419 at September 30, 2000 and $5,397
    at June 30, 2000)............................    $ 10,731    $  9,386
  Accounts receivable (net of allowance for
    doubtful accounts of $741 at September 30, 2000
    and $765 at June 30, 2000)...................      44,705      42,965
  Inventories....................................      19,235      16,809
  Deferred tax assets............................       9,656       9,757
  Prepaid expenses and other.....................       1,696       1,706
         Total current assets....................      86,023      80,623

Property, plant and equipment, net...............      41,454      40,842
Intangible assets ...............................       7,588       8,451
Marketable equity securities ....................      37,558      26,450
Other assets ....................................       6,811       6,787
                         			   	        $179,434    $163,153

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks.........................    $  2,025    $  1,891
  Accounts payable...............................       5,898       5,661
  Accrued liabilities............................      16,647      17,783
  Income taxes payable...........................       4,676       2,253
  Accrued product warranty.......................       4,058       4,645
         Total current liabilities...............      33,304      32,233

Deferred tax liabilities.........................      16,767      12,478
Long-term debt...................................       2,221          -

Stockholders' equity:
  Preferred stock (par value $.001 per share;
    1,000,000 shares authorized; none
    outstanding).................................          -           -
  Common stock (par value $.001 per share;
    80,000,000 shares authorized; issued and
    outstanding: 22,051,399 shares at
    September 30, 2000 and 22,122,863 shares
    at June 30, 2000)............................      61,463      60,957
  Retained earnings..............................      52,001      48,285
  Accumulated other comprehensive income ........      13,678       9,200
Total stockholders' equity.............     127,142     118,442
										   $179,434    $163,153


See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(In thousands, except per share amounts)
------------------

                                                           2000       1999
                                                             (unaudited)

Net sales............................................    $42,675    $41,790
Cost of sales........................................     14,533     13,574
Gross profit.........................................     28,142     28,216

Operating expenses:
  Selling, general and administrative................     14,369     13,743
  Research and product development...................      3,579      3,671

     Total operating expenses........................     17,948     17,414

Operating income.....................................     10,194     10,802

Interest income......................................        202        220
Interest expense.....................................        (87)      (101)

Income before taxes on income........................     10,309     10,921
Taxes on income......................................      3,350      3,549

Income before cumulative effect of
  change in accounting principle.....................      6,959      7,372

Cumulative effect of change in accounting principle..       (359)        -

Net income......................................    $ 6,600    $ 7,372

Basic earnings per share:
  Income before cumulative effect of change in
    accounting principle ............................    $  0.32     $ 0.33
  Cumulative effect of change in accounting principle      (0.02)        -
    Net income.......................................    $  0.30     $ 0.33

Diluted earnings per share:
  Income before cumulative effect of change in
    accounting principle ............................    $  0.31     $ 0.31
  Cumulative effect of change in accounting principle      (0.02)       -
    Net income.......................................    $  0.29     $ 0.31

Shares used in computing per share amounts:

  Basic..............................................     22,065     22,263

  Diluted............................................     22,795     23,691


 See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(In thousands)
------------------


							                        2000      1999
                                   		                (unaudited)
Cash and equivalents provided by (used for):

Cash flows from operating activities:
Net income............................................	  $ 6,600   $ 7,372
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.......................	    1,201	    1,103
  Deferred taxes......................................	     (197)      955

  Changes in assets and liabilities:
    Accounts receivable...............................	   (3,054)    4,054
    Inventories.......................................	   (3,052)   (1,544)
    Prepaid expenses and other assets.................	      (61)      (25)
    Accounts payable..................................	      308      (884)
    Accrued liabilities...............................	     (833)   (5,148)
    Income taxes payable..............................	    2,602       744
    Accrued product warranty..........................	     (500)      (66)
Net cash provided by operating activities.............	    3,014     6,561

Cash flows from investing activities:
  Purchase of property, plant and equipment...........	   (2,216)     (713)
  Other...............................................      (240)      259
Net cash used for investing activities................    (2,456)     (459)

Cash flows from financing activities:
  Net change in notes payable to banks................	    2,405     3,584
  Sale of common stock................................	      819     1,770
  Repurchase of common stock..........................	   (3,197)  (10,283)
  Other...............................................	      145      (230)
Net cash provided by (used for) financial activities..	      172    (5,159)


Effect of exchange rate changes on cash...............	      615      (844)

Net increase in cash and equivalents. ................     1,345        99
Cash and equivalents, beginning of period.............	    9,386	   11,336

Cash and equivalents, end of period...................	  $10,731   $11,435

Supplemental disclosures of cash flow information:
  Income taxes paid...................................	   $  933    $2,073
  Interest paid.......................................	   $   93    $  119

See notes to condensed consolidated financial statements.


DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------



1.  Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2000.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001.

2.  Inventories

    Inventories consist of (in thousands):

						  		September 30,    June 30,
	                                       2000           2000

	 Finished goods                      $ 6,782        $ 6,217
	 Work in process                       3,954          3,115
      Raw materials and subassemblies       8,499          7,477

	                                     $19,235        $16,809

3.   Income Taxes

	The effective income tax rate for the first three months of fiscal 2001 was 32.5%, unchanged from the same period in fiscal 2000.




DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------



4.	Cumulative Effect of Change in Accounting Principle

During the three months ended September 30, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101"). SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies.

The Company's previous policy was to recognize product installation revenue upon shipment and to accrue product installation costs at the time revenue was recognized. Under the current method, the Company defers installation revenue until installation has been completed and recognition installation costs as incurred.

The cumulative effect of the change, totaling $359,000, is shown as a one-time charge to income in this quarter's income statement. If SAB 101 had been adopted at the beginning of fiscal 2000, the effect on the results of operations for the first quarter last year would not have been material.

5.	Comprehensive Income

Components of comprehensive income include net income, foreign currency translation adjustments and unrealized gain on equity securities available for sale. As such, Accumulated Other Comprehensive Income in the Condensed Consolidated Balance Sheets represents cumulative foreign currency translation adjustments and unrealized gain on equity securities available for sale. Comprehensive income was $11,078,000 and $7,120,000 for the three months ended September 30, 2000 and 1999, respectively.














DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------



6.	Net Income Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding using the treasury stock method. The difference between the number of shares outstanding for basic and diluted earnings per share is due to stock options outstanding during the periods presented.

7.	Common Stock Repurchases

	During the first three months of fiscal 2001, the Company repurchased 117,100 shares of its common stock on the open market, compared with 253,100 shares repurchased in the first three months of the previous fiscal year. During all of fiscal 2000, the Company repurchased 935,850 shares.

8.	Derivative Instruments

In the first quarter of fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.












DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------



The Company enters into foreign exchange forward contracts with high quality financial institutions to manage its exposure to the impact of fluctuations in foreign currency exchange rates on its intercompany receivables balances. These contracts generally have maturities of approximately 30 days and require the Company to exchange foreign currencies for U.S. dollars at maturity. The Company has not designated these contracts as hedging instruments. The contracts are recorded at fair value on the Balance Sheet. Changes in the fair values of these derivative instruments are recognized in earnings in the period they occur. Adoption of SFAS No. 133 did not have a significant impact on results for the first quarter.

9.	Subsequent Event

On October 17, 2000, the Company purchased all of the issued and outstanding shares of LC Packings Nederland B.V. and LC Packings (U.S.A.), Inc. (collectively referred to as "LC Packings") for a purchase price of $12 million. In addition the shareholders of LC Packings have the right to receive an earn-out, to be paid in varying amounts at the end of calendar years 2000 through 2004, in the event LC Packings achieves certain business goals. If the entire earn-out is achieved, the shareholders of LC Packings will be paid an additional amount not to exceed $13 million. The Company expects to record an after-tax charge of between $1 million and $2 million in the second quarter of fiscal 2001 primarily related to in-process research and development. The Company utilized its bank line of credit to fund the acquisition of LC Packings. The acquisition of LC Packings will be treated by the Company as a purchase for accounting purposes.















DIONEX CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended September 30, 2000
and 1999

Net sales for the first quarter of fiscal 2001 were $42.7 million, an increase of 2% from the $41.8 million reported for the same period last year. Sales increased over the prior year period in our North American market. Sales increased in Europe in local currency but declined slightly in reported dollars. Sales in Japan declined moderately in the first quarter compared with the same period last year. Had currency rates been the same as in last year's first quarter, sales growth would have been 7%.

Gross margin for the first quarter of fiscal 2001 was 65.9%, down from the 67.5% reported for the same period last year. Gross margin was lower due to the unfavorable effect of currency fluctuations, higher costs for certain electronic components and higher costs to remedy part shortages.

Operating expenses of $17.9 million for the first quarter of fiscal 2001 were up $534,000, or 3%, from the $17.4 million reported in the same quarter last year. As a percentage of sales, operating expenses were 42%, unchanged from the 42% reported for the first quarter last year. Selling, general and administrative (SG&A) expenses increased $626,000, or 5%, to $14.4 million in the first quarter of fiscal 2001. The increase was due to higher selling costs, primarily personnel and related costs, partially offset by the favorable effect of currency fluctuations on international selling expenses.

Research and development (R&D) costs of $3.6 million were virtually unchanged from the $3.7 million reported in the same period last year. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

The effective tax rate for the first quarter of fiscal 2001 was 32.5%, unchanged from the first quarter a year ago. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business.









Cumulative effect of change in accounting principle reflects the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") in the first quarter of fiscal 2001. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The cumulative effect of the change, totaling $359,000, is shown as a one-time charge to income in this quarter's income statement. If SAB 101 had been adopted at the beginning of fiscal 2000, the effect on the results of operations for the first quarter last year would not have been material.

Net income in the first quarter of fiscal 2001 was $6.6 million, compared with $7.4 million reported for the same period last year. Diluted earnings per share before the cumulative effect of change in accounting principle were unchanged at $.31. After the effect of the change, diluted earnings per share were $.29 compared with $.31 in the same period last year. Net income per share was favorably impacted by the Company's stock repurchase program.

Liquidity and Capital Resources

The Company's liquidity and capital resources remained strong during the first three months of fiscal 2001. At September 30, 2000, the Company had cash and cash investments of $10.7 million.

During the first quarter of fiscal 2001, the Company repurchased
117,100 shares of its common stock, compared with 253,100 shares repurchased in the first three months of last year. During all of fiscal 2000, the Company repurchased 935,850 shares.

At September 30, 2000, the Company has utilized $1.6 million of the Company's $38.3 million in committed bank lines of credit. The Company is in the final stages of construction of a building in Osaka, Japan for occupancy by its Japanese operations. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its $38.3 million bank lines of credit will be adequate to meet its cash requirements for fiscal 2001 and the foreseeable future.

The impact of inflation on Dionex Corporation's financial position and results of operations was not significant during the three months ended September 30, 2000.










Forward-looking statements

Except for historical information contained herein, the above discussion and the letter to shareholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risk and uncertainties include: general economic conditions, foreign currency fluctuations, competition from other products, existing product obsolescence, fluctuation in worldwide demand for analytical instrumentation, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail in the Company's Form 10-K for the year ended June 30, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISKS

The Company is exposed to financial market risks, including changes in foreign currency rates, interest rates and marketable equity securities.

For a detailed analysis of these market risks see the discussion in the Company's Annual Report to Stockholders for the year ended June 30, 2000 and the Company's Form 10-K for the year ended June 30,
2000 filed with the Securities and Exchange Commission.
















PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

	        27    Financial Data Schedule for the period ended
			    September 30, 2000.

	    (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.





SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               DIONEX CORPORATION
                               (Registrant)


Date: November 13, 2000  	 By:
                                  A. Blaine Bowman
                                  President, Chief Executive
						    Officer



                               By:
                                  Craig A. McCollam
						    Vice President, Finance and
						    Administration
                                  (Principal Financial and
						    Accounting Officer)











PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

	        27    Financial Data Schedule for the period ended
			    September 30, 2000.


	    (b) The Company did not file any reports on Form 8-K
             during the quarter ended September 30, 2000.




SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               DIONEX CORPORATION
                               (Registrant)


Date: November 13, 2000  	 By: /s/ A. Blaine Bowman
                                  A. Blaine Bowman
                                  President, Chief Executive
    Officer



                               By: /s/ Craig A. McCollam
                                  Craig A. McCollam
						    Vice President, Finance and
						    Administration
                                  (Principal Financial and
						    Accounting Officer)











