Form 10-Q
period 2000-12-31
DIONEX CORP /DE
filed 2001-02-14
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
-------------------------------
FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended December 31, 2000

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

                                        YES   X    NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2001:

	        CLASS                    NUMBER OF SHARES

	   	Common Stock	           	     	 22,156,187






Page 1 of 21

DIONEX CORPORATION
INDEX


				PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS                      	  	   Page


	        CONDENSED CONSOLIDATED BALANCE SHEETS
  	      December 31, 2000 and June 30, 2000............        3


	        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
  	      Three Months Ended December 31, 2000 and 1999..        4


  	      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	        Six Months Ended December 31, 2000 and 1999....        5

	        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  	      Six Months Ended December 31, 2000 and 1999....        6


  	      NOTES TO CONDENSED CONSOLIDATED FINANCIAL
	        STATEMENTS.....................................     7-12



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..............    13-18


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS...............................       19

				PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................       20

SIGNATURES................................................       21










DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                  December 31,   June 30,
              			                                      2000	       2000
      ASSETS                        (unaudited)
Current assets:
  Cash and equivalents (including invested cash
    of $7,704 at December 31, 2000 and $5,397
    at June 30, 2000)............................    $ 11,513    $  9,386
  Marketable equity securities ........  ........      24,786          -
  Accounts receivable (net of allowance for
    doubtful accounts of $792 at December 31,
    2000 and $765 at June 30, 2000).... .........      49,320      42,965
  Inventories....................................      23,475      16,809
  Deferred tax assets............................       8,821       9,757
  Prepaid expenses and other.....................       2,430       1,706
         Total current assets....... ............     120,345      80,623

Property, plant and equipment, net...............      41,371      40,842
Intangible assets ...............................      19,057       8,451
Marketable equity securities ....................          -       26,450
Other assets ....................................       6,424       6,787
                                      			   	        $187,197    $163,153

	LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks.........................    $  9,312    $  1,891
  Accounts payable...............................       7,243       5,661
  Accrued liabilities............................      19,827      17,783
  Income taxes payable...........................       2,106       2,253
  Accrued product warranty.......................       3,600       4,645
         Total current liabilities...............      42,088      32,233

Deferred taxes and other liabilities.............      12,778      12,478
Long-term debt...................................       2,100          -

Stockholders' equity:
  Preferred stock (par value $.001 per share;
    1,000,000 shares authorized; none
    outstanding).................................          -           -
  Common stock (par value $.001 per share;
    80,000,000 shares authorized; issued and
    outstanding: 22,136,312 shares at
    December 31, 2000 and 22,122,863 shares
    at June 30, 2000)............................      62,918      60,957
  Retained earnings..............................      60,400      48,285
  Accumulated other comprehensive income ........       6,913       9,200
Total stockholders' equity.......................     130,231     118,442
										                                           $187,197    $163,153


See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED DECEMBER 30, 2000 AND 1999
(In thousands, except per share amounts)

                                                           2000      1999
                                                             (unaudited)

Net sales............................................    $48,540   $48,060
Cost of sales........................................     16,754    15,020
Revaluation of acquired inventory....................        121        -
Gross profit.........................................     31,665    33,040

Operating expenses:
  Selling, general and administrative................     15,632    15,037
  Research and product development                         3,604     3,836
  Write-off of in-process research and development...        865        -

     Total operating expenses........................     20,101    18,873

Operating income.....................................     11,564    14,167

Interest income......................................        221       236
Interest expense.....................................       (195)     (138)
Other income    .....................................        853        -

Income before taxes on income........................     12,443    14,265
Taxes on income......................................      4,044     4,636

Net income...........................................    $ 8,399   $ 9,629

Basic earnings per share ............................    $  0.38   $  0.43

Diluted earnings per share...........................    $  0.37   $  0.41

Shares used in computing per share amounts:

  Basic..............................................     22,100    22,232
  Diluted............................................     22,898    23,503


 See notes to condensed consolidated financial statements.
















DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED DECEMBER 30, 2000 AND 1999
(In thousands, except per share amounts)

                                                          2000       1999
                                                            (unaudited)

Net sales...........................................    $91,215    $89,850
Cost of sales                                            31,287     28,594
Revaluation of acquired inventory...................        121         -
Gross profit........................................     59,807     61,256

Operating expenses:
  Selling, general and administrative...............     30,001     28,780
  Research and product development..................      7,183      7,507
  Write-off of in-process research and development..        865         -

     Total operating expenses.......................     38,049     36,287

Operating income....................................     21,758     24,969

Interest income.....................................        423        456
Interest expense                                           (282)      (239)
Other income........................................        853         -

Income before taxes on income.......................     22,752     25,186
Taxes on income.....................................      7,394      8,185

Income before cumulative effect of
  change in accounting principle....................     15,358     17,001

Cumulative effect of change in accounting principle.       (359)        -

Net income..........................................    $14,999    $17,001

Basic earnings per share:
  Income before cumulative effect of change in
    accounting principle ...........................    $  0.70     $ 0.76
  Cumulative effect of change in accounting principle     (0.02)        -
    Net income......................................    $  0.68     $ 0.76

Diluted earnings per share:
  Income before cumulative effect of change in
    accounting principle ...........................    $  0.67     $ 0.72
  Cumulative effect of change in accounting principle     (0.01)        -
    Net income......................................    $  0.66     $ 0.72

Shares used in computing per share amounts:
  Basic.............................................     22,082     22,247
  Diluted...........................................     22,846     23,597


See notes to condensed consolidated financial statements.




DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 30, 2000 AND 1999
(In thousands)


							                        2000      1999
                                   					(unaudited)
Cash and equivalents provided by (used for):

Cash flows from operating activities:
Net income............................................	  $14,999   $17,001
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Write-off of in-process research and development....	      865	       -
  Gain on sale of marketable securities...............      (790)       -
  Depreciation and amortization.......................	    2,573	    2,250
  Deferred taxes......................................	      790      (894)
  Tax benefit related to stock option plans...........	      513	    6,137
  Changes in assets and liabilities:
    Accounts receivable...............................	   (5,782)    1,026
    Inventories.......................................	   (6,470)   (1,408)
    Prepaid expenses and other assets.................	     (511)     (796)
    Accounts payable..................................	    1,146      (383)
    Accrued liabilities...............................	    1,809	   (1,959)
    Income taxes payable..............................	     (654)   (4,118)
    Accrued product warranty..........................	   (1,000)       94
Net cash provided by operating activities.............	    7,488    16,950

Cash flows from investing activities:
  Proceeds from sale of marketable securities.........	      947        -
  Purchase of property, plant and equipment...........	   (3,060)   (2,650)
  Acquisition of LC Packings, net of cash acquired....	  (11,404)       -
  Other...............................................	      (22)      188
Net cash used for investing activities................	  (13,539)   (2,462)

Cash flows from financing activities:
  Net change in borrowings under lines of credit......	    6,539       250
  Proceeds from long-term debt........................	    2,486        -
  Principal payments on long-term debt................	     (276)       -
  Sale of common stock................................	    1,761     3,689
  Repurchase of common stock..........................	   (3,197)  (19,066)
  Other...............................................	      287       (94)
Net cash provided by (used for) financial activities..	    7,600   (15,221)

Effect of exchange rate changes on cash...............	      578    (1,048)

Net increase (decrease) in cash and equivalents. .....	    2,127    (1,781)
Cash and equivalents, beginning of period.............	    9,386	   11,336

Cash and equivalents, end of period...................	  $11,513   $ 9,555

Supplemental disclosures of cash flow information:
  Income taxes paid...................................	  $ 6,663    $6,311
  Interest paid.......................................	  $   285    $  266

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

2.	Acquisition

On October 17, 2000, the Company purchased all of the issued and outstanding shares of LC Packings Nederland B.V. and LC Packings (U.S.A.), Inc. (collectively referred to as "LC Packings") for a purchase price of $12 million. In addition, the shareholders of LC Packings have the right to receive additional contingent purchase consideration, to be paid in varying amounts at the end of calendar years 2000 through 2004, in the event LC Packings achieves certain revenue goals. If the entire additional contingent purchase consideration is achieved, the shareholders of LC Packings will be paid an additional amount not to exceed $13 million. At December 31, 2000, $2.0 million of the additional contingent purchase consideration had been earned and was recorded as goodwill.

The acquisition of LC Packings was accounted for using the purchase method of accounting and its results of operations have been included in the Company's results of operations since the date of acquisition.

The total purchase price and preliminary allocation among the tangible and intangible assets and liabilities acquired (including acquired in-process research and development) is summarized as follows (in thousands):

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------



		Total purchase price:

	Total cash consideration				$12,000
	Transaction costs			      		    250
	Total purchase price		    		$12,250


		Purchase price allocation:

	Net tangible assets              				$ 1,875
	Intangible assets:
	  Developed and core technology		      5,000
	  Assembled workforce        				        241
	  Goodwill						                       4,269
	In-process research and development      865
								                             	$12,250

In connection with the acquisition the Company recorded a nonrecurring charge of $865,000 for the write-off of in-process research and development acquired. In addition, cost of sales included $121,000 in the quarter ended December 31, 2000 related to the sale of inventory acquired which has been written-up to fair market value as part of the purchase price allocation. Goodwill and other intangibles will be amortized using the straight line method over their useful lives ranging from 7 to 20 years.

The preliminary valuation of intangibles was based upon management's estimates of after tax net cash flow. The valuation gave consideration to the following: (i) comprehensive due diligence concerning all potential intangibles; (ii) the value of developed and core technology, ensuring that the relative allocation to core technology and in-process research and development were consistent with the contribution of each to the final product; (iii) the allocation to in-process research and development was based upon a calculation that only considered the efforts completed as of the date the transaction, and only the cash flows associated with one generation of products currently in-process; and (iv) it was performed by an independent valuation group and was deemed reasonable in light of all the quantitative and qualitative information available. The Company has not yet completed the evaluation of the intangible assets acquired. The valuation of these intangible assets will be completed in the third quarter of fiscal 2001. The allocation of the purchase price is subject to a final valuation to be completed by an independent valuation specialist.

The write-off of in-process research and development related to six projects that were in development, had not reached technological feasibility, had no alternative future use and for which successful development was uncertain.
8

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------



Two of the in-process projects were to design and build new liquid chromatography modules. Three of the in-process projects were related to the development of consumable products. The sixth project was for development of software. At the time of acquisition, the estimated costs to complete were approximately $1.3 million. The projects are scheduled to be completed in mid to late 2001. Costs incurred during the current quarter were approximately $125,000.

There can be no assurances that the Company will be able to complete the development of the products on a timely basis. Failure to complete these projects could have an adverse impact on the Company's financial condition or results of operations.

The following unaudited pro forma results of operations for the six months ended December 31, 2000 and 1999 give effect to the acquisition as if it had occurred at the beginning of fiscal 1999. The pro forma results of operations exclude the nonrecurring charges that were recorded in conjunction with the acquisition and the contingent purchase consideration.

Pro Forma Results of Operations
(in thousands, except per share amounts)

					                           		Six Months Ended
							                              December 31,
							                              2000 	  1999
Net sales				                   	 	$93,183	$91,903
Income from continuing operations 	$23,420	$25,219
Net income				                    	$16,314 $17,158
Basic earnings per share			           $.74	   $.77
Diluted earnings per share		          $.71    $.73

LC Packings, which markets its products primarily in the United States and Europe, specializes in micro, capillary and nano liquid chromatography used by proteomics and genomics researchers in pharmaceutical, biotechnology and scientific laboratories to analyze and separate proteins, glycoproteins and other complex compounds.

3.	Inventories

    Inventories consist of (in thousands):

						  		December 31,     June 30,
	                                       2000           2000
	 Finished goods                      $ 7,585        $ 6,217
	 Work in process                       4,788          3,115
  Raw materials                        11,102          7,477
	                                     $23,475        $16,809

9
DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------



4. Credit Agreement

Effective November 13, 2000, the Company entered into a new credit agreement that expires December 31, 2002. This replaced a previous agreement and allows borrowings up to $25 million. At December 31, 2000 there was $8.0 million outstanding on the line.
The interest rate on borrowings is one-half percent below the Bank's prime rate, or LIBOR plus .60 percent. The agreement has financial covenants, including a current ratio of at least 1.75 to 1.0, tangible net worth of at least $90 million, total liabilities divided by tangible net worth not greater than 1.0, and net income after taxes not less than $1.00 on an annual basis. At December 31, 2000, the Company was in compliance with all covenants.

5.	Income Taxes

	The effective income tax rate for the first six months of fiscal 2001 was 32.5%, unchanged from the same period in fiscal
2000.

5.	Cumulative Effect of Change in Accounting Principle

During the six months ended December 31, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101"). SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies.

The Company's previous policy was to recognize product installation revenue upon shipment and to accrue product installation costs at the time revenue was recognized. Under the current method, the Company defers installation revenue until installation has been completed and recognize installation costs as incurred.

The cumulative effect of the change, totaling $359,000, is shown as a one-time charge to income in the first quarter's income statement. If SAB 101 had been adopted at the beginning of fiscal 2000, the effect on the results of operations for the second quarter last year would not have been material.









DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------



7.	Comprehensive Income

Components of comprehensive income include net income, foreign currency translation adjustments and unrealized gain on equity securities available for sale. As such, Accumulated Other Comprehensive Income in the Condensed Consolidated Balance Sheets represents cumulative foreign currency translation adjustments and unrealized gain on equity securities available for sale. Comprehensive income was $1,634,000 and $14,474,000 for the three months ended December 31, 2000 and 1999, respectively, and $12,712,000 and $21,594,000 for the six months ended December 31, 2000 and 1999, respectively.

8.	Net Income Per Share

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

9.	Common Stock Repurchases

During the first six months of fiscal 2001, the Company repurchased 117,100 shares of its common stock on the open market, compared with 453,800 shares repurchased in the first six months of the previous fiscal year. During all of fiscal 2000, the Company repurchased 935,850 shares.

10.	Derivative Instruments

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



DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------



The Company enters into foreign exchange forward contracts with high quality financial institutions to manage its exposure to the impact of fluctuations in foreign currency exchange rates on its intercompany receivables balances. These contracts generally have maturities of approximately 30 days and require the Company to exchange foreign currencies for U.S. dollars at maturity. The Company has not designated these contracts as hedging instruments. The contracts are recorded at fair value on the Balance Sheet. Changes in the fair values of these derivative instruments are recognized in earnings in the period they occur. Adoption of SFAS No. 133 did not have a significant impact on results for the first six months of the fiscal year.





































DIONEX CORPORATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS



Acquisition Event

On October 17, 2000, the Company purchased all of the issued and outstanding shares of LC Packings Nederland B.V. and LC Packings (U.S.A.), Inc. (collectively referred to as "LC Packings") for a purchase price of $12 million. The acquisition of LC Packings will be treated by the Company as a purchase for accounting purposes. In addition the shareholders of LC Packings have the right to receive an earn-out, to be paid in varying amounts at the end of calendar years 2000 through 2004, in the event LC Packings achieves certain business goals. If the entire earn-out is achieved, the shareholders of LC Packings will be paid an additional amount not to exceed $13 million. At December 31, 2000, $2.0 million of the additional contingent purchase consideration had been earned and was recorded as goodwill.

The acquisition of LC Packings was accounted for by the purchase method and its results of operations have been included in the Company's results of operations since the date of acquisition.

In connection with the acquisition the Company recorded a nonrecurring charge of $865,000 for the write-off of in-process research and development acquired. In addition, cost of sales included $121,000 in the quarter ended December 31, 2000 related to the sale of inventory acquired which had been written up as part of the purchase accounting.

Results of Operations - Three months Ended December 31, 2000 and 1999

Net sales for the second quarter of fiscal 2001 were $48.5 million, an increase of 1% from the $48.1 million reported for the same period last year. Sales declined slightly over the prior year period in our North American market. Sales increased in Europe in local currency and in reported dollars. Sales in Japan declined moderately in the second quarter compared with the same period last year. Sales in the Company's other international locations increased significantly for the quarter. Had currency rates been the same as in last year's second quarter, sales growth would have been 8%. LC Packings also had a favorable impact on the current year's quarterly sales.

Gross margin for the second quarter of fiscal 2001 was 65.2%, down from the 68.7% reported for the same period last year. Gross margin was lower primarily due to the unfavorable effect of currency fluctuations and higher costs for certain electronic components.





Operating expenses of $20.1 million for the second quarter of fiscal 2001 were up $1.2 million, or 6.5%, from the $18.9 million reported in the same quarter last year. As a percentage of sales, operating expenses were 41%, slightly higher than the 39% reported for the second quarter last year. Selling, general and administrative (SG&A) expenses increased $595,000, or 4%, to $15.6 million in the second quarter of fiscal 2001. The increase was due to the addition of LC Packings and higher selling costs, primarily personnel and related costs, partially offset by the favorable effect of currency fluctuations on international selling expenses.

Research and development (R&D) costs of $3.6 million were slightly lower than the $3.8 million reported in the same period last year. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Write-off of in-process research and development represents a nonrecurring charge of $865,000 associated with acquisition of LC
Packings completed in October 2000 for technology which had not reached technological feasibility and had no alternative future use.

The valuation of intangibles acquired from LC Packings was based upon management's estimates of after tax net cash flow. The valuation gave consideration to the following: (i) comprehensive due diligence concerning all potential intangibles; (ii) the value of developed and core technology, ensuring that the relative allocation to core technology and in-process research and development were consistent with the contribution of each to the final product; (iii) the allocation to in-process research and development was based upon a calculation that only considered the efforts completed as of the date of the transaction, and only the cash flows associated with one generation of products currently in-process; and (iv) it was performed by an independent valuation group and was deemed reasonable in light of all the quantitative and qualitative information available. The Company has not yet completed the evaluation of the intangible assets acquired. The valuation of these intangible assets will be completed in the third quarter of fiscal 2001. The allocation of the purchase price is subject to a final valuation to be completed by an independent valuation specialist.

The write-off of in-process research and development related to six projects that were in development, had not reached technological feasibility, had no alternative future use and for which successful development was uncertain.

Two of the in-process projects were to design and build new liquid chromatography modules. Three of the in-process projects were related to the development of consumable products. The sixth project was for development of software. At the time of acquisition, the estimated costs to complete were approximately $1.3 million. The projects are scheduled to be completed in mid to late 2001. Costs incurred during the current quarter were approximately $125,000.



There can be no assurance that the Company will be able to complete the development of the products on a timely basis. Failure to complete these projects could have an adverse impact on the Company's financial condition or results of operations.

Interest income was $221,000 for the second quarter of fiscal 2001, slightly lower than the $236,000 reported in the second quarter last year. The decrease in interest income was due to lower average cash balances resulting from the acquisition of LC Packings.

Interest expense was $195,000 for the second quarter of fiscal 2001, an increase of $57,000 compared with $138,000 reported in the second quarter last year. The increase was due to borrowings used in the acquisition of LC Packings.

Other income was $853,000 in the second quarter of fiscal 2001.
Other income resulted primarily from the sale of marketable equity securities during the quarter.

The effective tax rate for the second quarter of fiscal 2001 was 32.5%, unchanged from the second quarter a year ago. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Net income in the second quarter of fiscal 2001 was $8.4 million, compared with $9.6 million reported for the same period last year. After the effect of the charges, diluted earnings per share were $.37 compared with $.41 in the same period last year.

Results of Operations - Six Months Ended December 31, 2000
and 1999

Net sales for the first six months of fiscal 2001 were $91.2 million, an increase of 2% from the $89.9 million reported for the same period last year. Sales declined slightly over the prior year period in our North American market. Sales increased in Europe in local currency but declined slightly in reported dollars. Sales in Japan declined moderately in the first six months compared with the same period last year. Sales in the Company's other international locations increased significantly in the first six months of fiscal 2001. Had currency rates been the same as in last year's first six months, sales growth would have been 8%. LC Packings also had a favorable impact on the current year's sales.

Gross margin for the first six months of fiscal 2001 was 65.6%, down from the 68.2% reported for the same period last year. Gross margin was lower due to the unfavorable effect of currency fluctuations, higher costs for certain electronic components and higher costs to remedy part shortages.





Operating expenses of $38.0 million for the first six months of fiscal 2001 were up $1.8 million, or 5%, from the $36.3 million reported in the same period last year. As a percentage of sales, operating expenses were 42%, up from the 40% reported for the first six months last year. Selling, general and administrative (SG&A) expenses increased $1.2 million, or 4%, to $30.0 million in the first six months of fiscal 2001. The increase was due to the addition of LC Packings and higher selling costs, primarily personnel and related costs, partially offset by the favorable effect of currency fluctuations on international selling expenses.

Research and development (R&D) costs of $7.2 million were lower than the $7.5 million reported in the same period last year. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Write-off of in-process research and development represents a nonrecurring charge of $865,000 associated with the acquisition of LC Packings, completed in October 2000, for technology which had not reached technological feasibility and had no alternative future use.

Interest income was $423,000 for the first six months of fiscal 2001, slightly lower than the $456,000 reported in the first six months of last year. The decrease in interest income was due to lower average cash balances primarily resulting from the acquisition of LC
Packings.

Interest expense was $282,000 for the first six months of fiscal
2001, an increase of $43,000 compared with $239,000 reported in the first six months of last year. The increase was primarily due to borrowings used in the acquisition of LC Packings.

Other income was $853,000 in the first six months of fiscal 2001.
Other income resulted primarily from the sale of marketable equity securities during the second quarter.

The effective tax rate for the first six months of fiscal 2001 was 32.5%, unchanged from the first six months a year ago. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Cumulative effect of change in accounting principle reflects the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") in the first six months of fiscal 2001. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The cumulative effect of the change, totaling $359,000, is shown as a one-time charge to income in the first quarter's income statement. If SAB 101 had been adopted at the beginning of fiscal 2000, the effect on the results of operations for the first six months last year would not have been material.



Net income in the first six months of fiscal 2001 was $15.0 million, compared with $17.0 million reported for the same period last year. Diluted earnings per share before the cumulative effect of change in accounting principle were $.67 compared with $.72 for the same period last year. After the effect of the change, diluted earnings per share were $.66 compared with $.72 in the same period last year. Net income per share was favorably impacted by the Company's stock repurchase program.

Liquidity and Capital Resources

At December 31, 2000, the Company had cash and cash investments of $11.5 million. The Company's working capital was $78.3 million, an increase of $29.9 from the $48.4 million reported at June 30, 2000.
This increase was mainly due to the reclassification of the Company's marketable equity securities to current assets. The reclassification of marketable equity securities was due to the expectation that the Company may sell all or part of the securities in the next twelve months. Cash generated by operating activities for the six months ended December 31, 2000 was $7.5 million compared with $17.0 million for the same period last year. The decrease in spending cash flow was due to an increase in receivables and inventory. During the first half of fiscal 2001, the Company repurchased 117,100 shares for $3.2 million.

Capital expenditures during the first half of fiscal 2001 were $3.1 million. This includes $1.6 million related to completion of a building in Osaka, Japan for occupancy by the Company's Japanese operations.

At December 31, 2000, the Company has utilized $8.0 million of the Company's $36.5 million in committed bank lines of credit, mainly to fund the acquisition of LC Packings. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its $36.5 million bank lines of credit will be adequate to meet its cash requirements for fiscal 2001 and the foreseeable future.

The impact of inflation on Dionex Corporation's financial position and results of operations was not significant during the six months ended December 31, 2000.

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













































PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On October 27, 2000, the Company held its annual meeting for the following purposes: (1) to elect directors, and (2) to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for its fiscal year ending June 30, 2001. A description of these matters is contained in the Company's Proxy Statement, dated September 11, 2000, relating to the 2000 Annual Meeting of Stockholders.

There were 22,306,404 shares of the Company's common stock entitled to vote at the Annual Meeting of Stockholders based on the September 11, 2000 record date. The Company solicited proxies pursuant to Regulation 14 of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's nominees for directors as listed in the proxy statement. Each director received a minimum of 19,378,967 votes, which represented at least 86% of the outstanding common shares entitled to vote.

The stockholders voted to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for its fiscal year ending June 30, 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

10.15 Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Registrant.

	(b) Reports on Form 8-K.

        The Company filed a report on Form 8-K on November 13,
2000 related to the acquisition of LC Packings during the quarter ended December 31, 2000.



















SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               DIONEX CORPORATION
                               (Registrant)


Date: February 12, 2001   	 By:
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




























