Form 10-Q
period 2001-03-31
DIONEX CORP /DE
filed 2001-05-15
CIK 708850

<HTML>

<HEAD>

<META CONTENT="text/html; charset=windows-1252">

<META NAME="Generator" CONTENT="Microsoft Word 97">

<TITLE>&#9;&#9;&#9;&#9;&#9;&#9;&#9;&#9; This document consists of 16</TITLE>

</HEAD>

<BODY>



 

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-------------------------------

FORM 10-Q



 

[X]&#9;QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

&#9;SECURITIES EXCHANGE ACT OF 1934

&#9;For the quarterly period ended <U>March 31, 2001

</U>

OR

[ ]&#9;TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

&#9;SECURITIES EXCHANGE ACT OF 1934

&#9;Commission File Number 0-11250

 <U> DIONEX CORPORATION&#9;&#9;&#9;&#9;

</U> (Exact name of registrant as specified in its charter)

<U> Delaware&#9;&#9;&#9;</U> &#9;<U>&#9;94-2647429&#9;

</U> (State or other jurisdiction of (I.R.S. Employer

 incorporation or organization)&#9;&#9;&#9; Identification No.)

<U> 1228 Titan Way, Sunnyvale, California</U> &#9;&#9;<U> 94085&#9;&#9;

</U> (Address of principal executive offices)&#9; (Zip Code)

Registrant's telephone number, including area code (408) 737-0700

<U> NONE&#9;&#9;&#9;&#9;&#9;&#9;

</U> (Former name, former address and former fiscal year, if changed

since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 YES <U> X </U> NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2001:

&#9; <U>CLASS</U> <U>NUMBER OF SHARES

</U>

&#9; &#9;Common Stock&#9;&#9; &#9; 22,178,701

 

 

 

Page 1 of 19



DIONEX CORPORATION

INDEX

 

&#9;&#9;&#9;&#9;PART I. FINANCIAL INFORMATION

 

 

ITEM 1. <U>FINANCIAL STATEMENTS</U> &#9; &#9; Page

 

&#9; CONDENSED CONSOLIDATED BALANCE SHEETS

&#9; March 31, 2001 and June 30, 2000............ 3

 

&#9; CONDENSED CONSOLIDATED STATEMENTS OF INCOME

&#9; Three Months Ended March 31, 2001 and 2000.. 4

 

&#9; CONDENSED CONSOLIDATED STATEMENTS OF INCOME

&#9; Nine Months Ended March 31, 2001 and 2000... 5

 

&#9; CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

&#9; Nine Months Ended March 31, 2001 and 2000... 6

 

&#9; NOTES TO CONDENSED CONSOLIDATED FINANCIAL

&#9; STATEMENTS.................................. 7-12

 

 

ITEM 2. <U>MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

</U> <U>CONDITION AND RESULTS OF OPERATIONS</U>........... 13-16

 

ITEM 3. <U>QUANTITATIVE AND QUALITATIVE DISCLOSURES

</U> <U>ABOUT MARKET RISKS</U>............................ 17

 

&#9;&#9;&#9;&#9;PART II. OTHER INFORMATION

 

 

ITEM 6. <U>EXHIBITS AND REPORTS ON FORM 8-K</U>.............. 18

SIGNATURES.............................................  19

 

 

 

 

 

 

 

 

2



DIONEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

 March 31, June 30,

&#9;&#9;&#9; <U> 2001&#9; </U> <U> 2000 </U>&#9; <DIR>

<DIR>

<DIR>

<DIR>

 ASSETS (unaudited) </DIR>

</DIR>

</DIR>

</DIR>

Current assets:

 Cash and equivalents (including invested cash

 of $4,385 at March 31, 2001 and $5,397

 at June 30, 2000)............................ $ 9,538 $ 9,386

 Marketable equity securities ........ ........ 15,569 -

 Accounts receivable (net of allowance for

 doubtful accounts of $758 at March 31,

 2001 and $765 at June 30, 2000).... ......... 48,277 42,965

 Inventories.................................... 25,141 16,809

 Deferred tax assets............................ 9,167 9,757

 Prepaid expenses and other..................... <U> 4,349</U> <U> 1,706

</U> Total current assets................... 112,041 80,623

Property, plant and equipment, net............... 42,316 40,842

Intangible assets .............................. 19,341 8,451

Marketable equity securities .................... - 26,450

Other assets .................................... <U> 5,344</U> <U> 6,787

</U> &#9;&#9;&#9; &#9; <U>$179,042</U> <U>$163,153

</U>

&#9;LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Notes payable to banks......................... $ 4,385 $ 1,891

 Accounts payable............................... 6,351 5,661

 Accrued liabilities............................ 17,408 17,783

 Income taxes payable........................... 5,498 2,253

 Accrued product warranty....................... <U> 3,194</U> <U> 4,645

</U> Total current liabilities............... 36,836 32,233

Deferred taxes and other liabilities............. 7,227 12,478

Long-term debt................................... 1,917 -

Stockholders' equity:

 Preferred stock (par value $.001 per share;

 1,000,000 shares authorized; none

 outstanding)................................. - -

 Common stock (par value $.001 per share;

 80,000,000 shares authorized; issued and

 outstanding: 22,225,751 shares at

 March 31, 2001 and 22,122,863 shares

 at June 30, 2000)............................ 64,919 60,957

 Retained earnings.............................. 69,315 48,285

 Accumulated other comprehensive income ........ <U> (1,172</U>) <U> 9,200 <DIR>

<DIR>

</U> Total stockholders' equity............. <U> 133,062</U> <U> 118,442 </DIR>

</DIR>

</U> &#9;&#9;&#9;&#9;&#9;&#9;&#9;&#9;&#9;&#9; <U>$179,042</U> <U>$163,153

</U>

 

See notes to condensed consolidated financial statements.

3



DIONEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

(In thousands, except per share amounts)



 <U> March 31, </U>&#9;

 <U> 2001 </U> <U> 2000 </U>&#9;

 (unaudited)

Net sales............................................ $48,184 $47,336

Cost of sales........................................ <U> 16,212 </U> <U> 14,489

</U> Gross profit......................................... <U> 31,972</U> <U> 32,847

</U>

Operating expenses:

 Selling, general and administrative................ 16,314 14,761

 Research and product development................... <U> 3,771</U> <U> 3,928

</U>

 Total operating expenses........................ <U> 20,085</U> <U> 18,689

</U>

Operating income..................................... 11,887 14,158



Interest income...................................... 270 271

Interest expense..................................... - (114)

Other income ..................................... <U> 1,405</U> <U> -

</U>

Income before taxes on income........................ 13,562 14,315

Taxes on income...................................... <U> 4,408</U> <U> 4,653

</U>

Net income...................................... <U>$ 9,154</U> <U>$ 9,662



</U> Basic earnings per share ............................ <U>$ 0.41</U> <U>$ 0.44

</U>

Diluted earnings per share........................... <U>$ 0.40</U> <U>$ 0.42

</U>

Shares used in computing per share amounts:

 Basic.............................................. <U> 22,191</U> <U>22,101

</U> Diluted............................................ <U> 23,033</U> <U>23,159

</U>

 

 

 

 See notes to condensed consolidated financial statements.



 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

4



DIONEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

NINE MONTHS ENDED MARCH 31, 2001 AND 2000

(In thousands, except per share amounts)



 <U> March 31, </U>&#9;

 <U> 2001 </U> <U> 2000 </U>&#9;

 (unaudited)

Net sales........................................... $139,399 $137,186

Cost of sales....................................... 47,499 43,083

Revaluation of acquired inventory................... <U> 121</U> <U> -

</U> Gross profit........................................ <U> 91,779</U> <U> 94,103

</U>

Operating expenses:

 Selling, general and administrative............... 46,315 43,541

 Research and product development.................. 10,954 11,435

 Write-off of in-process research and development.. <U> 865</U> <U> -

</U>

 Total operating expenses....................... <U> 58,134</U> <U> 54,976

</U>

Operating income.................................... 33,645 39,127



Interest income..................................... 694 728

Interest expense.................................... (283) (354)

Other income........................................ <U> 2,258</U> <U> -

</U>

Income before taxes on income....................... 36,314 39,501

Taxes on income..................................... <U> 11,802</U> <U> 12,838

</U>

Income before cumulative effect of

 change in accounting principle.................... 24,512 26,663

Cumulative effect of change in accounting principle. <U> (359</U>) <U> -

</U>

Net income..................................... <U>$24,153</U> <U>$26,663



</U> Basic earnings per share:

 Income before cumulative effect of change in

 accounting principle ........................... $ 1.11 $ 1.20

 Cumulative effect of change in accounting principle <U> (0.02</U>) <U> -

</U> Net income...................................... <U>$ 1.09</U> <U>$ 1.20

</U>

Diluted earnings per share:

 Income before cumulative effect of change in

 accounting principle ........................... $ 1.07 $ 1.14

 Cumulative effect of change in accounting principle <U> (0.02</U>) <U> -

</U> Net income...................................... <U>$ 1.05</U> <U>$ 1.14

</U>

Shares used in computing per share amounts:

 Basic............................................. <U> 22,119</U> <U>22,199

</U> Diluted........................................... <U> 22,908</U> <U>23,451

</U>

See notes to condensed consolidated financial statements.

 

 

 

5



DIONEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED MARCH 31, 2001 AND 2000

(In thousands)

 <U> March 31, </U>&#9;

&#9;&#9;&#9;&#9;&#9;&#9;&#9; <U> 2001 </U> <U> 2000 </U>&#9;

 &#9;&#9;&#9;&#9;&#9;(unaudited)

Cash and equivalents provided by (used for):

Cash flows from operating activities:

Net income............................................&#9; $24,153 $26,663

Adjustments to reconcile net income to net cash

 provided by operating activities:

 Write-off of in-process research and development....&#9; 865&#9; -

 Gain on sale of marketable securities............... (2,170) -

 Depreciation and amortization.......................&#9; 3,807&#9; 3,382

 Deferred taxes......................................&#9; (1,191) (1,130)

 Tax benefit related to stock option plans...........&#9; 1,095&#9; 6,587

 Changes in assets and liabilities:

 Accounts receivable...............................&#9; (6,967) (3,869)

 Inventories.......................................&#9; (8,937) (2,350)

 Prepaid expenses and other assets.................&#9; (2,218) (119)

 Accounts payable..................................&#9; 386 (942)

 Accrued liabilities...............................&#9; 843 (1,729)

 Income taxes payable..............................&#9; 2,834 (4,110)

 Accrued product warranty..........................&#9; <U> (1,317</U>) <U> 119

</U> Net cash provided by operating activities.............&#9; <U> 11,183</U> <U> 22,502

</U>

Cash flows from investing activities:

 Proceeds from sale of marketable securities.........&#9; 2,484 -

 Purchase of property, plant and equipment...........&#9; (6,253) (3,544)

 Acquisition of LC Packings, net of cash acquired....&#9; (12,404) -

 Other...............................................&#9; <U> - </U> <U> (71</U>)<U>

</U> Net cash used for investing activities................&#9; <U>(16,173</U>) <U> (3,615</U>)

Cash flows from financing activities:

 Net change in borrowings under lines of credit......&#9; 2,001 3,678

 Proceeds from long-term debt........................&#9; 2,691 -

 Principal payments on long-term debt................&#9; (439) -

 Sale of common stock................................&#9; 3,209 4,587

 Repurchase of common stock..........................&#9; (3,464) (28,600)

 Other...............................................&#9; <U> - </U> <U> 37</U>

Net cash provided by (used for) financial activities..&#9; <U> 3,998</U> <U>(20,298</U>)

Effect of exchange rate changes on cash...............&#9; <U> 1,144</U> <U> (694</U>)

Net increase (decrease) in cash and equivalents. .....&#9; 152 (2,105)

Cash and equivalents, beginning of period.............&#9; <U> 9,386</U>&#9; <U> 11,336

</U>

Cash and equivalents, end of period...................&#9; <U>$ 9,538</U> <U>$ 9,231

</U>

Supplemental disclosures of cash flow information:

 Income taxes paid...................................&#9; $ 9,952 $11,236

 Interest paid.......................................&#9; $ 509 $ 400

See notes to condensed consolidated financial statements.

6

DIONEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

------------------

 

 

1.&#9;<U>Basis of Presentation

</U>

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2000.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001.

2.&#9;<U>Acquisition

</U> On October 17, 2000, the Company purchased all of the issued and outstanding shares of LC Packings Nederland B.V. and LC Packings (U.S.A.), Inc. (collectively referred to as "LC Packings") for a purchase price of $12 million. In addition, the shareholders of LC Packings have the right to receive additional contingent purchase consideration, to be paid in varying amounts at the end of calendar years 2000 through 2004, in the event LC Packings achieves certain revenue goals. If the entire additional contingent purchase consideration is achieved, the shareholders of LC Packings will be paid an additional amount not to exceed $13 million. At March 31, 2001, $2.9 million of the additional contingent purchase consideration had been earned and was recorded as goodwill.

The acquisition of LC Packings was accounted for using the purchase method of accounting and its results of operations have been included in the Company's results of operations since the date of acquisition.

The total purchase price excluding total contingent purchase consideration and final allocation among the tangible and intangible assets and liabilities acquired (including acquired in-process research and development) is summarized as follows (in thousands):

7



DIONEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

------------------

 

 

&#9;&#9;Total purchase price:

&#9;Total cash consideration&#9;&#9;&#9;&#9;$12,000

&#9;Transaction costs&#9;&#9;&#9;&#9;&#9;<U> 250

</U> &#9;Total purchase price&#9;&#9;&#9;&#9;<U>$12,250

</U>

 

&#9;&#9;Purchase price allocation:

&#9;Net tangible assets&#9;&#9;&#9;&#9;&#9;$ 1,875

&#9;Intangible assets:

&#9; Developed and core technology&#9;&#9; 5,000

&#9; Assembled workforce&#9;&#9;&#9;&#9; 241

&#9; Goodwill&#9;&#9;&#9;&#9;&#9;&#9; 4,269

&#9;In-process research and development&#9;<U> 865

</U> &#9;&#9;&#9;&#9;&#9;&#9;&#9;&#9;&#9;<U>$12,250

</U>

In connection with the acquisition the Company recorded a nonrecurring charge of $865,000 for the write-off of in-process research and development acquired. In addition, cost of sales included $121,000 in the quarter ended December 31, 2000 related to the sale of inventory acquired which has been written-up to fair market value as part of the purchase price allocation. Goodwill and other intangibles will be amortized using the straight-line method over their useful lives ranging from 7 to 20 years.

The valuation of intangibles was based upon management's estimates of after tax net cash flow. The valuation gave consideration to the following: (i) comprehensive due diligence concerning all potential intangibles; (ii) the value of developed and core technology, ensuring that the relative allocation to core technology and in-process research and development were consistent with the contribution of each to the final product; (iii) the allocation to in-process research and development was based upon a calculation that only considered the efforts completed as of the date the transaction, and only the cash flows associated with one generation of products currently in-process; and (iv) it was performed by an independent valuation group and was deemed reasonable in light of all the quantitative and qualitative information available.

The write-off of in-process research and development related to six projects that were in development, had not reached technological feasibility, had no alternative future use and for which successful development was uncertain.

 

 

 

8



DIONEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

------------------

 

Two of the in-process projects were to design and build new liquid chromatography modules. Three of the in-process projects were related to the development of consumable products. The sixth project was for development of software. At the time of acquisition, the estimated cost to complete was approximately $1.3 million. The projects are scheduled to be completed in mid to late 2001. Costs incurred by the Company through March 31, 2001 were approximately $220,000.

There can be no assurances that the Company will be able to complete the development of the products on a timely basis. Failure to complete these projects could have an adverse impact on the Company's financial condition or results of operations.

The following unaudited pro forma consolidated results of operations for the nine months ended March 31, 2001 and 2000 give effect to the acquisition as if it had occurred at the beginning of fiscal 2000. The pro forma consolidated results of operations exclude the nonrecurring charges that were recorded in conjunction with the acquisition and the contingent purchase consideration.

Pro Forma Consolidated Results of Operations

(in thousands, except per share amounts)

&#9;&#9;&#9;&#9;&#9;&#9;&#9; Nine Months Ended

&#9;&#9;&#9;&#9;&#9;&#9;&#9; March 31,

&#9;&#9;&#9;&#9;&#9;&#9;&#9;<U> 2001 &#9;</U>&#9;<U> 2000 </U>&#9;

Net sales&#9;&#9;&#9;&#9;&#9;&#9; $141,367&#9;&#9; $140,670

Income from continuing operations&#9; $ 35,428&#9;&#9; $ 39,805

Net income&#9;&#9;&#9;&#9;&#9; $ 25,290&#9;&#9; $ 27,147

Basic earnings per share&#9;&#9;&#9; $1.14&#9;&#9; $1.22

Diluted earnings per share&#9;&#9; $1.10&#9;&#9; $1.16

LC Packings, which markets its products primarily in the United States and Europe, specializes in micro, capillary and nano liquid chromatography used by proteomics and genomics researchers in pharmaceutical, biotechnology and scientific laboratories to analyze and separate proteins, glycoproteins and other complex compounds.

3.&#9;<U>Inventories

</U>

 Inventories consist of (in thousands):

&#9;&#9;&#9;&#9; &#9;&#9;&#9;&#9;&#9;&#9;&#9;&#9;&#9;&#9;&#9;&#9;&#9;&#9; &#9;&#9; March 31, June 30,

&#9; <U> 2001 </U> <U> 2000&#9;

</U> &#9; Finished goods $ 8,617 $ 6,217

&#9; Work in process 5,060 3,115

 Raw materials <U> 11,464</U> <U> 7,477

</U> &#9; <U>$25,141</U> <U>$16,809

</U>

9

DIONEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

------------------

 

 

4.&#9;<U>Financing Arrangements

</U>

Effective November 13, 2000, the Company entered into a new credit agreement which expires December 31, 2002. This replaced a previous agreement and allows borrowings up to $25 million. At March 31, 2001 there was $1.6 million outstanding under the line of credit. The interest rate on borrowings is one-half percent below the Bank's prime rate, or LIBOR plus .25 percent. The agreement has certain financial covenants relating to working capital and net income. At March 31, 2001, the Company was in compliance with all covenants.

At March 31, 2001, the Company had a foreign denominated mortgage note payable totaling $2.0 million, bearing interest at a rate of 1.5%. Principal payments are due monthly until June 30, 2005 with a current portion totaling $486,000.

In the third quarter of fiscal 2001 the Company recorded capitalized interest of approximately $222,000 related to the new Japanese building.

5.&#9;<U>Income Taxes

</U>

&#9;The effective income tax rate for the first nine months of

fiscal 2001 was 32.5%, unchanged from the same period in fiscal 2000.

6.&#9;<U>Cumulative Effect of Change in Accounting Principle

</U>

During the nine months ended March 31, 2001, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101"). SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies.

The Company's previous policy was to recognize product installation revenue upon shipment and to accrue product installation costs at the time revenue was recognized. Under the current method, the Company defers installation revenue until installation has been completed and recognizes installation costs as incurred.

The cumulative effect of the change, totaling $359,000, is shown as a one-time charge to income in the first quarter's income statement. If SAB 101 had been adopted at the beginning of fiscal 2000, the effect on the results of operations for the three and nine month periods ended March 31, 20001 would not have been material.

 

 

 

10



DIONEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

------------------

 

 

7.&#9;<U>Comprehensive Income

</U>

Components of comprehensive income include net income, foreign currency translation adjustments and unrealized gain on equity securities available for sale. As such, Accumulated Other Comprehensive Income in the Condensed Consolidated Balance Sheets represents cumulative foreign currency translation adjustments and unrealized gain on equity securities available for sale. Comprehensive income was $11,078,000 and $13,863,000 for the three months ended March 31, 2001 and 2000, respectively, and $13,781,000 and $35,458,000 for the nine months ended March 31, 2001 and 2000, respectively.

8.&#9;<U>Net Income Per Share

</U>

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding using the treasury stock method. The difference between the number of shares outstanding for basic and diluted earnings per share is due to stock options outstanding during the periods presented.



9.&#9;<U>Common Stock Repurchases

</U>

During the first nine months of fiscal 2001, the Company repurchased 126,600 shares of its common stock on the open market, compared with 761,550 shares repurchased in the first nine months of the previous fiscal year. During all of fiscal 2000, the Company repurchased 935,850 shares.



10.&#9;<U>Derivative Instruments

</U> Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 was amended by SFAS 137, which modified the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, SFAS 133 was further amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the

11

DIONEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

------------------

 

 

fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 also requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.



The Company enters into foreign exchange forward contracts with high quality financial institutions to manage its exposure to the impact of fluctuations in foreign currency exchange rates on its intercompany receivables balances. These contracts generally have maturities of approximately 30 days and require the Company to exchange foreign currencies for U.S. dollars at maturity. The Company has not designated these contracts as hedging instruments. The contracts are recorded at fair value on the Balance Sheet. Changes in the fair values of these derivative instruments are recognized in earnings in the period they occur. Adoption of SFAS No. 133 did not have a significant impact on results for the first nine months of the fiscal year.



 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

12



DIONEX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

&#9; CONDITION AND RESULTS OF OPERATIONS

<U>

</U>  

<U> Results of Operations - Three months Ended March 31, 2001

and 2000

</U>

Net sales for the third quarter of fiscal 2001 were $48.2 million, an increase of 2% from the $47.3 million reported for the same period last year. Sales decreased over the prior year period in our North American market. Sales increased in Japan and Europe in both local currency and reported dollars. Had currency rates been the same as in last year's third quarter, sales growth would have been 8%. LC Packings also had a favorable impact on the current year's quarterly sales.

Gross margin for the third quarter of fiscal 2001 was 66.4%, down from the 69.4% reported for the same period last year. Gross margin was lower primarily due to the unfavorable effect of currency fluctuations and higher manufacturing costs.

Operating expenses of $20.1 million for the third quarter of fiscal 2001 were up $1.4 million, or 7.5%, from the $18.7 million reported in the same quarter last year. As a percentage of sales, operating expenses were 42%, slightly higher than the 39% reported for the third quarter last year. Selling, general and administrative (SG&A) expenses increased $1.6 million, or 11%, to $16.3 million in the third quarter of fiscal 2001. The increase was due to the addition of LC Packings and two new subsidiaries in China and Denmark.

Research and development (R&D) costs of $3.8 million were slightly lower than the $3.9 million reported in the same period last year. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Other income was $1.4 million in the third quarter of fiscal 2001. Other income resulted from the sale of marketable equity securities during the quarter and the Company's share of earnings from an equity investee.

The effective tax rate for the third quarter of fiscal 2001 was 32.5%, unchanged from the third quarter a year ago. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Net income in the third quarter of fiscal 2001 was $9.2 million, compared with $9.7 million reported for the same period last year. After the effect of the charges, diluted earnings per share were $.40 compared with $.42 in the same period last year.



 

 

 

 

 

13

<U> Results of Operations - Nine Months Ended March 31, 2001

and 2000

</U>

Net sales for the first nine months of fiscal 2001 were $139.4 million, an increase of 2% from the $137.2 million reported for the same period last year. Sales increased slightly over the prior year period in our North American market due to strong sales growth to our distributors and the addition of LC Packings. Sales increased in Europe in local currency and reported dollars. Sales in Japan grew local currency but declined slightly in reported currency in the first nine months compared with the same period last year. Had currency rates been the same as in last year's first nine months, sales growth would have been 8%. LC Packings also had a favorable impact on the current year's sales.

Gross margin for the first nine months of fiscal 2001 was 65.8%, down from the 68.6% reported for the same period last year. Gross margin was lower due to the unfavorable effect of currency fluctuations, higher manufacturing costs, including certain electronic components, and higher costs to remedy part shortages.

Operating expenses of $58.1 million for the first nine months of fiscal 2001 were up $3.2 million, or 6%, from the $55.0 million reported in the same period last year. As a percentage of sales, operating expenses were 42%, up from the 40% reported for the first nine months last year. Selling, general and administrative (SG&A) expenses increased $2.8 million, or 6%, to $46.3 million in the first nine months of fiscal 2001. The increase was due to the addition of LC Packings, higher selling costs, primarily personnel and related costs, partially offset by the favorable effect of currency fluctuations on international selling expenses.

Research and development (R&D) costs of $11.0 million were lower from the $11.4 million reported in the same period last year. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Write-off of in-process research and development represents a nonrecurring charge of $865,000 associated with acquisition of LC Packings completed in October 2000 for technology which had not reached technological feasibility and had no alternative future use.

Other income was $2,258,000 in the first nine months of fiscal 2001. Other income resulted from the sale of marketable equity securities during the second and third quarters, and the Company's share of earnings from an equity investee.< /P>

The effective tax rate for the first nine months of fiscal 2001 was 32.5%, unchanged from the first nine months a year ago. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Cumulative effect of change in accounting principle reflects the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") in the first nine months of

14

fiscal 2001. SAB 101 outlines the basic criteria that must be met to

recognize revenue and provides guidance for disclosures related to revenue recognition policies. The cumulative effect of the change, totaling $359,000, is shown as a one-time charge to income in the first quarter's income statement. If SAB 101 had been adopted at the beginning of fiscal 2000, the effect on the results of operations for the first nine months last year would not have been material.

Net income in the first nine months of fiscal 2001 was $24.2 million, compared with $26.7 million reported for the same period last year. Diluted earnings per share before the cumulative effect of change in accounting principle were $1.07 compared with $1.14 for the same period last year. After the effect of the change, diluted earnings per share were $1.05 compared with $1.14 in the same period last year. Net income per share was favorably impacted by the Company's stock repurchase program.

<U> Liquidity and Capital Resources

</U> At March 31, 2001, the Company had cash and cash investments of $9.5 million. The Company's working capital was $75.2 million, an increase of $26.8 from the $48.4 million reported at June 30, 2000. This increase was mainly due to the reclassification of the Company's marketable equity securities to current assets. The reclassification of marketable equity securities was due to the expectation that the Company may sell all or part of the securities in the next twelve months. Cash generated by operating activities for the nine months ended March 31, 2001 was $11.2 million compared with $22.5 million for the same period last year. The decrease in operating cash flow was due to an increase in receivables and inventory. During the nine months of fiscal 2001, the Company repurchased 126,600 shares for $3.5 million.

Capital expenditures during the first nine months of fiscal 2001 were $6.3 million. This includes $3.4 million related to completion of a building in Osaka, Japan for occupancy by the Company's Japanese operations.

At March 31, 2001, the Company has utilized $4.4 million of the Company's $36.7 million in committed bank lines of credit, mainly due to borrowings related to the Company's Japanese building. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its $36.7 million bank lines of credit will be adequate to meet its cash requirements for fiscal 2001 and the foreseeable future.

The impact of inflation on Dionex Corporation's financial position and results of operations was not significant during the nine months ended March 31, 2001.

<U> Forward-looking statements

</U>

Except for historical information contained herein, the above discussion and the letter to shareholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of

15

1933, as amended, Section 21E of the Securities and Exchange Act of

1934, as amended and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risk and uncertainties include: general economic conditions, foreign currency fluctuations, competition from other products, existing product obsolescence, fluctuation in worldwide demand for analytical instrumentation, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail in the Company's Form 10-K for the year ended June 30, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.< /P>

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

16



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

 RISKS

The Company is exposed to financial market risks, including changes in foreign currency rates, interest rates and marketable equity securities.

For a detailed analysis of these market risks see the discussion in the Company's Annual Report to Stockholders for the year ended June 30, 2000 and the Company's Form 10-K for the year ended June 30, 2000 filed with the Securities and Exchange Commission.

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

17

PART II. OTHER INFORMATION

Item 6. <U>Exhibits and Reports on Form 8-K</U>

<OL TYPE="a">

<DIR>

<DIR>

<OL TYPE="a">

<LI>Exhibits</LI></OL>

</DIR>

</DIR>

</OL>

<DIR>

<DIR>

<DIR>

<DIR>

<DIR>

<DIR>

&#9; </DIR>

</DIR>

&#9;(b) Reports on Form 8-K.

<DIR>

 The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

  </DIR>

</DIR>

</DIR>

</DIR>

</DIR>

18

 

<U> SIGNATURES

</U>

 

 

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

 

 DIONEX CORPORATION

 (Registrant)

 

Date: <U>May 14 , 2001 </U>&#9;&#9; By:<U>&#9;&#9;&#9;&#9;&#9;&#9;

</U> A. Blaine Bowman

 President, Chief Executive

&#9;&#9;&#9;&#9;&#9;&#9; Officer

 

 

 By:<U>&#9;&#9;&#9;&#9;&#9;&#9;

</U> Craig A. McCollam

&#9;&#9;&#9;&#9;&#9;&#9; Vice President, Finance and

&#9;&#9;&#9;&#9;&#9;&#9; Administration

 (Principal Financial and

&#9;&#9;&#9;&#9;&#9;&#9; Accounting Officer)

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

19

</BODY>

</HTML>