Form 10-K
period 2001-06-30
DIONEX CORP /DE
filed 2001-10-01
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11250

DIONEX CORPORATION (Exact name of registrant as specified in its charter)

Delaware	94-2647429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1228 Titan Way, Sunnyvale, California	94085
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (408) 737-0700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  [X]   NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant’s Common Stock held by nonaffiliates on September 18, 2001 based upon the closing price of such stock as of such date) was $555,030,000.

As of September 18, 2001, 22,120,489 shares of the Registrant’s Common Stock were outstanding.

Portions of the Registrant’s 2001 Annual Report to Stockholders are incorporated by reference in Parts I, II and IV of this Report. Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 26, 2001 are incorporated by reference in Part III of this Report.

TABLE OF CONTENTS PART I

PART II

PART III

Item 10.	Directors and Executive Officers of the Registrant	19
Item 11.	Executive Compensation	19
Item 12.	Security Ownership of Certain Beneficial Owners and Management	19
Item 13.	Certain Relationships and Related Transactions	19

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	20
Exhibit Index	21

PART I

Item 1.	BUSINESS

     Dionex Corporation* designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. The Company’s products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications. Since July 1, 1999, there have been no material changes in the mode of conducting the business of the Company.

     Industry Segment Information

     The Company operates in a single industry segment consisting of analytical instruments and related services.

     Products

     Dionex develops, manufactures, markets and services a range of liquid chromatography systems, sample preparation devices and related products that are used by chemists to separate and quantify the individual components of complex chemical mixtures in many major industrial, research and laboratory markets. Typically, the Company’s chromatography systems consist of several components including a specially designed liquid pumping and flow system, a sample injection system, a separator column, a suppressor or other post-column device, a detector and a data collection and analysis system. These components are designed to be modular so that systems can be configured to meet the particular analytical requirements of individual customers. Moreover, individual components may be sold separately to existing customers that wish to expand their systems.

     The Company’s liquid chromatography systems are currently focused in several product areas: ion chromatography (IC), high performance liquid chromatography (HPLC) and capillary and nano-scale HPLC. The Company also provides sample extraction systems. In addition to these product areas, the Company develops and manufactures columns, detectors, data analysis systems and other products. Each of these product areas is described below.

Ion Chromatography — Ion Chromatography is a form of chromatography that separates ionic (charged) molecules, usually found in water-based solutions, and typically separates and detects them based on their electrical conductivity. The sale of Dionex IC systems and related columns, suppressors, detectors, automation and other products accounts for approximately two-thirds of the Company’s revenues.

——————————
*Unless the context otherwise requires, the terms “Dionex” and “the Company” as used herein include Dionex Corporation, a Delaware corporation, and its subsidiaries. Dionex was initially incorporated in California in 1980. In 1986, the Company reincorporated in Delaware.

     Dionex IC products are used in a wide range of applications, including environmental monitoring, quality control of pharmaceuticals, corrosion monitoring, evaluation of raw materials, quality control of industrial processes products, research and development, and regulation of the chemical composition of food, beverage and cosmetic products. Major customers include environmental testing laboratories, life science and food companies, chemical and petrochemical firms, power generating facilities, electronics manufacturers, government agencies and academic institutions.

The Company offers the following products for IC:

     DX-80 Ion Analyzer

     In fiscal 2001, the Company introduced the DX-80, a routine simple to use ion analyzer. The DX-80 was designed for customers with little or no knowledge of ion chromatography. The DX-80 has preset calibration and methods and is ideal for analysis of cation anions and cations. The DX-80 is marketed worldwide.

     DX-120 IC System

     In fiscal 1996, the Company introduced the DX-120, a cost-effective IC system for customers that need simple, dedicated instrumentation for routine ion analysis. The DX-120 was designed for improved reliability and automation, allowing for quick set-up, simple operation and high quality isocratic performance. The DX-120 is marketed worldwide.

     DX-320 IC System

     In fiscal 2000, the Company introduced the DX-320, a high-performance, dedicated IC system with more versatility than the DX-120. The DX-320 runs isocratic and gradient applications and can be used with the EG 40 Eluent Generator. The heart of the DX-320 is the IC25 Integrated Pump and Detector, a compact unit enabling conductivity detection and a dual piston pumping system.

DX-600 IC System and PeakNet 6

     In fiscal 2000, the Company introduced the DX-600 IC system, to provide the most powerful and flexible ion chromatography. The system is modular, offering the GP50-II gradient pump and IP25 isocratic pump, the LC20 enclosure or the LC25 or LC30 chromatography ovens, advanced autosampler options, and the ED50 electrochemical, CD25 conductivity, AD25 absorbance and PDA-100 photodiode array methods of detection. The advanced electronics and modularity of the system provide enough versatility to cover any variety of demanding IC applications. The DX-600 is automated and its data is collected and managed by PeakNet 6 chromatography software, also introduced by the Company in fiscal 2000. PeakNet’s data query, signatures/signoffs and “system wellness” provisions allow greater power and simplicity in running IC. PeakNet 6 replaced the Company’s PeakNet 5 series software, just as the DX-600 replaced the DX-500 IC system. The DX-600 IC system and PeakNet 6 software are marketed worldwide.

Process Instrumentation

     In fiscal 1998, the Company began shipping the DX-800, the next generation continuous on-line monitoring system. The DX-800 uses industry standard PC-based automation, similar to that used in laboratory chromatography. Major applications for the Company’s DX-800 are in the power industry for the continuous monitoring of corrosive contaminants in boiler water, the semiconductor industry for continuous monitoring of contaminants in high purity water and continuous monitoring of biological and chemical synthesis processes. The DX-800 is marketed worldwide.

High Performance Liquid Chromatography — HPLC is a form of chromatography that separates molecules such as proteins, carbohydrates, amino acids, pharmaceuticals and chemicals and identifies them by measuring the amount of light that the molecules absorb or emit when exposed to a light source. The Company’s customers include biological research and biotechnology groups, pharmaceutical and other industrial companies.

The Company offers the following products for HPLC:

Summit HPLC System and CHROMELEON 6 Software

     In fiscal 2000, the Company introduced a new version of its Summit HPLC System, including a new photodiode array detector, the PDA-100 and updated CHROMELEON 6 chromatography software. The Summit HPLC system includes the P580A low pressure gradient pump or P580A high pressure gradient pump, the ASI-100 Autosampler with optional thermal cooling and operates using CHROMELEON 6 software. This powerful software package now offers PDA control, multi-instrument control (including control of other companies’ equipment), validation provisions and many other powerful features. The Summit HPLC system and CHROMELEON 6 chromatography software are marketed worldwide.

BioLC®System

     In fiscal 2000, the Company introduced the BioLC system. The BioLC replaces the fiscal 1999 version of the Company’s AAA-Direct™ system. The BioLC features an inert, metal-free, polyetheretherketone flow path to preserve chemically unstable biomolecules. The BioLC provides third-generation pumps and detectors, including the GS50 gradient pump, the premier pump for BioLC, and a choice of the ED50 electrochemical detector, AD25 absorbance detector and PDA-100 photodiode array detector. These options allow for a wide range of applications so that analysts can quantify carbohydrates, amino acids, proteins and peptides, nucleic acids and small biomolecules using the BioLC. The instrument ships with PeakNet 6 chromatography software.

AQA™ Mass Spectrometer

     In fiscal 2000, the Company signed an agreement with Thermo Electron to sell their Finnigan AQA massspectrometer(MS) Dionex Summit HPLC, BioLC and DX-600 IC systems. The relationship with Thermo Electron allows Dionex to market LC/MS and IC/MS systems to existing and new customers worldwide, particularly in the pharmaceutical market, but also for environmental testing, drug, beverage and food testing and many other applications. AQA is a compact, benchtop, single quadrupole mass detector for HPLC/MS and IC/MS. The standard system is supplied with both Electrospray (ESI) and Atmospheric Pressure Chemical Ionization (APCI) for maximum analytical flexibility and the patented AQAwash for system robustness. The relationship with Thermo Electron enables Dionex to reach chemists desiring MS capabilities who previously were not among the Company’s potential customers.

Capillary-/nano scale HPLC — Capillary and nano scale liquid chromatography is a form of HPLC that uses flow rate and size of samples are much smaller than traditional HPLC.

The Company offers the following products for capillary and nano scale HPLC.

UltiMate™ Capillary-and Nano HPLC System

     In fiscal 2001, the Company introduced the UltiMate system, a dedicated miscroseparation system. UltiMate consists of a high-precision pump that is coupled with a proprietary method of flow splitting to provide accurate reproducible isocratic and gradient separations from 40 ul/min. to 100 nL/min. The UltiMate also has a specially developed UV detector. This detector coupled with our proprietary capillary flow cells allows the most sensitive UV detection in microcolumn separations. Accessories for the Ultimate system include the FAMOS autosampler and the Switchos module for use with large volume samples.

Sample Extraction — The Company offers Accelerated Solvent Extraction® (ASE®) for automated sample extraction. In fiscal 2000, the Company introduced the ASE 300, an automated sample extraction instrument for large samples up to 100 mL. In all respects, except sample capacity handling, the ASE 300 is similar to the ASE 200, introduced by the Company in fiscal 1995. Both ASE systems extract solid samples using common solvents at elevated temperatures and pressures. The ASE systems extract solid samples in an automated fashion using the same solvents used in traditional soxhlet techniques. Competitive techniques include soxhlet, sonication, microwave extraction and supercritical fluid extraction. The ASE 200 and 300 systems offer several advantages over other solvent based extraction techniques including lower solvent consumption, reduced extraction time, higher throughput through automation and ease of use. ASE 200 and 300 systems are used worldwide for a number of environmental, industrial and food and beverage applications. In fiscal 1997, the Company enhanced its ASE 200 system by introducing the ASE 200 Solvent Controller Module, which automates the delivery of multiple solvents to the ASE 200 system, and AutoASE™, an add-on software feature which allows control of up to eight ASE 200 systems from one location, as well as methods storage and documentation. Both the Solvent Controller Module and AutoASE are also used with the ASE 300 system. In fiscal 2000, the Company introduced several new applications for the ASE 200 and ASE 300. These applications include time and labor savings for the extraction of polymers and environmental samples.

Automation Products — As part of its efforts to make chemical analyses simpler, faster and more reliable, Dionex offers a family of products that automate sample handling, system operation and data analysis for chromatography systems. These products include PeakNet, PeakNet PA for Process Analysis and CHROMELEON. In addition, several automated sample injection modules are available for IC and HPLC applications.

     Software

     PeakNet 6, introduced in fiscal 2000, is the Company’s latest release of Windows-based applications for IC and BioLC. PeakNet 6 makes possible the use of multi-featured, high performance computer systems to automate control, data acquisition, analysis and reporting for the DX-120, DX-320, DX-600, DX-800 and BioLC systems. In fiscal 1994, the PeakNet PC-based Chromatography Workstation was first introduced. In fiscal 1997, the Company introduced its latest version of the software, PeakNet 5.0, a 32-bit automation product designed for use with Windows 95 and Windows NT. In fiscal 1998, the Company enhanced its PeakNet chromatography software by introducing PeakNet 5.1. This release added new capabilities to the PeakNet software, including full control and support of the EG40 and enhanced reporting capabilities. PeakNet 6 continues to build on the previous software while adding many technological advances made possible by the Company’s acquisition of Softron GmbH in October 1998. These advances include multi-vendor support, provisions for electronic signature and sign-off, SQL-based data management/retrieval, security features, system wellness, and validation measures.

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

     In fiscal 1999, the universal chromatography interface (UCI-100) module was added to Chromeleon. It allows Chromeleon workstations to accept data from a wide variety of instruments produced by third party vendors.

Autosamplers

     In fiscal 1994, the Company introduced the AS40 Automated Sample Injection module (AS40). The AS40 is a low-cost, metal-free, rugged automated sample loading device designed especially for ion chromatography applications. The AS40 can be used with the DX-120 and DX-600 series.

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

     In fiscal 2001, the Company introduced the FAMOS™ Micro Autosampler. The FAMOS is a fully automated micro autosampler for sample injections from a 96 or 385 well plates, PCR tubes, or conventional 1.5 ml vials. The unique design allows for automated injection of volumes ranging from 50 nanoliters to up 5 microliters. FAMOS has a proprietary injection technique that guarantees high performance and virtually no sample dispersion. The FAMOS is marketed with the UltiMate System.

Columns and Suppressors–A chromatography column generally consists of a hollow cylinder packed under high pressure with a chemical resin. The column’s function is to separate various chemical components in a sample. The Company develops and manufactures its own resins using proprietary processes. Dionex currently manufactures and markets a broad range of column types designed for particular applications in the liquid chromatography market.

     We introduced several new columns during fiscal 2001. The IonPac® AS15 anion exchange column provides excellent retention and resolution in the fast separation of trace level concentrations of inorganic anions and low molecular weight organic acids. The IonPac CS16 high-capacity cation exchange column is designed for the determination of disparate concentration ratios of sodium and ammonium in approximately 20 minutes using a simple aqueous eleunt. The CS16 column separates lithium, sodium, ammonium, potassium, magnesium and calcium in drinking water, waste water, ground water and other diverse sample matrices.

     These products follow a steady stream of columns and chemistries introduced in the previous two years, including the IonPac AS14A, IonPac CS12A, IonPacAS17, IonPac AS16, ProPac WCX-10, ProPac SCX-10, ProPac SAX-10 and ProPac WAX-10.

     In addition to columns, Dionex manufactures suppressors that are used to enhance detection in ion chromatography. The Company has proprietary positions in the technology of suppression used in ion chromatography as well as in the application of suppression techniques. The Company’s suppressors lower background conductivity while allowing separations using higher capacity columns and more concentrated eluents (liquids used to carry a sample through a liquid chromatography system). In fiscal 1993, Dionex enhanced its suppression technology with the introduction of a new AutoSuppression® product. The product, called the Self-Regenerating Suppressor (SRS®), enhances IC performance while operating with low maintenance requirements. In fiscal 1997, the Company introduced the SRS-II, designed to allow use with a wide range of solvents at various temperatures.

     In fiscal 1998, the Company introduced the SRS-Ultra, the next generation in the SRS line of suppressors. The SRS-Ultra provides superior performance for trace level ion chromatography and is used in the DX-600 and DX-320 IC systems, and DX-120 IC systems.

     In fiscal 2001, the Company introduced the Atlas™ Electrolytic Suppressor. The Atlas suppressor provides improved sensitivity, lower noise and faster start-up over our previous, industry leading AutoSuppression® technology, raising the bar even higher in the technology of electrolytic suppression for IC. The Atlas suppressor utilizes an innovative ion exchange monolith and flow distribution disks, producing maximum capacity with minimal dead volume. The Atlas suppressor is ideal for most IC applications requiring carbonate eluents. The Atlas works with our DX-600 and DX-320 systems, and can be extended to the DX-120 and DX-500 IC systems through the use of an external power supply.

     In fiscal 2001, we introduced the new MMS™ III MicroMembrane™ Suppressor for ion chromatography with the new displacement chemical regeneration mode of operation. The MMS III can be used with all Dionex ion exchange columns and is recommended for the anion and cation separations using eluents containing solvents. The displacement chemical regeneration mode overcomes the need for regenerant flow control and provides a simple means to deliver regenerant and allows unattended and effortless operation, offering an option to AutoRegen® or Pressurized bottle modes.

     Immediately after the end of fiscal 2001, we introduced our Acclaim™ line of silica-based reversed-phase columns for small molecule applications, which we were developing throughout fiscal 2001. These columns are manufactured by Dionex and were developed to expand our product offerings in the HPLC market. The columns come in two particle sizes and two different chemistries, with 28 configurations. Dionex plans to introduce additional silica-based columns in fiscal 2002.

Detectors—Detectors are used to measure the quantity of various sample components after they have been separated in a chromatography column. Dionex currently offers several detector products based on conductivity, electrochemistry, fluorescence and absorbance, including the new PDA-100 photodiode array detector, AD25 absorbance detector and several other new detectors introduced in fiscal 2000. This range of detectors is designed to meet customer requirements for analysis of organics, inorganics, metals, amino acids, biological compounds and pharmaceuticals. The Company introduced as part of the Summit HPLC system the PDA-100 and the UVD 170S and UVD 340S detectors. The UVD 170S simultaneously monitors four wavelengths providing the highest sensitivity available in a multi-channel UV-VIS detector.

Service and Other—The Company also generates revenue from its Customer Service organization through service contracts, spare part sales, customer training and sales of other related products and services. (See Technical Support, Installation and Service below.)

     Marketing and Customers

     The Company’s market strategy is twofold. First, in those applications where Dionex technology is well established, the Company works to increase demand for its chromatography systems through direct mailings, advertising in trade publications, seminars and workshops, conferences and expositions, and direct sales calls. Growth in these markets results from identifying new customers in existing sales regions, extending geographic penetration and increasing demand for the Company’s products and technical support capabilities among existing customers.

     The second component of the Company’s marketing strategy is to work closely with existing and potential customers to develop new applications. Technical support staff assist such customers in problem definition, development of new applications needed to solve problems and providing user training and ongoing user support. By combining this support function with direct sales efforts, the Company works to increase the range of applications and the potential market for its products.

     The Company currently markets and distributes its products and services through its own sales force in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Austria, Denmark, Japan, China, Canada and the United States. In each of these countries, the Company maintains one or more local sales offices in order to service customers in regional markets. In other international locations where it does not have a direct sales force, the Company has developed a network of distributors and sales agents.

     The Company’s products are used extensively in environmental analysis and by the pharmaceutical, life science, biotechnology, chemical, petrochemical, power generation, food and beverage and electronics industries. Its customers include a number of the largest industrial companies worldwide, as well as government agencies, research institutions and universities. Geographically, sales to customers outside of North America accounted for 60% of consolidated sales in fiscal 2001, 58% of consolidated sales in fiscal 2000 and 62% of consolidated sales in fiscal 1999. No single customer accounted for 10% or more of the Company’s sales in fiscal 2001, 2000 or 1999.

     Demand for the Company’s products is dependent upon the size of the markets for its chromatography systems, the level of capital expenditures of the Company’s customers, the rate of economic growth in the Company’s major markets and competitive considerations. There can be no assurances that the Company’s results of operations will not be adversely impacted by a change in any of the factors listed above. The Company believes that demand for its products does not exhibit any significant seasonal pattern.

     Dionex manufactures its products based upon its forecast of customer demand and maintains inventories of completed modules in advance of receipt of firm orders from its customers. Orders are generally placed by the customer on an as-needed basis, and products are usually shipped within four to six weeks after receipt of an order. Dionex does not maintain a substantial backlog, and backlog as of any particular date may not be indicative of the Company’s actual sales in any succeeding period. The level of backlog at June 30, 2001 was $21.6 million and at June 30, 2000 was $23.1 million.

     Competition

     Competition in the Company’s business segment is based upon the performance capabilities of the analytical instrument, technical support and after-market service, the manufacturer’s reputation as a technological leader and the selling price. Management believes that performance capabilities are the most important of these criteria. Customers measure system performance in terms of sensitivity (the ability to discern minute quantities of a particular sample component), selectivity (the ability to distinguish between similar components), speed of analysis and the breadth of samples that the system can effectively analyze. Management believes that Dionex enjoys a favorable reputation in terms of performance capabilities, technical support and service.

     Companies competing with Dionex in the analytical instruments market include Agilent Technologies, Inc., PerkinElmer Inc., Varian Inc., Shimadzu Corporation, Thermo Electron Corporation and Waters Corporation. The Company believes no single competitor has a dominant position in the analytical instruments market.

     The Company believes it has a major position in IC, one of many different analytical techniques. Dionex IC systems generally compete with a number of analytical techniques used in identifying and quantifying ionic and polar compounds. The two primary sources of competition for ion chromatography are conventional manual and automated wet chemistry procedures and certain modified liquid chromatography systems. Some suppliers of liquid chromatography systems have developed a single column ion chromatography (SCIC) method that does not use a suppressor device. SCIC methods compete favorably with Dionex ion chromatography for the analysis of a limited number of ions and in situations when chemical composition of the sample is not complex or when high sensitivity is not required. The introduction in 1993 by the Company of AutoSuppression technology considerably improves the ease of use of chemical suppression. In addition to SCIC products, the Company’s competitors also offer other products to compete in ion analysis and chromatography products using technology similar to that offered by the Company in earlier generation modules during the 1980’s. Companies competing with Dionex in IC included such vendors as Alltech Associates, Lachat, Metrohm Ltd, Shimadzu Corporation, Waters Corporation and other smaller companies.

     The Company believes it has a small but growing share in HPLC, one of many different analytical techniques.

     The Company’s Summit HPLC system competes directly with other manufacturers’ HPLC systems in traditional HPLC applications. Dionex believes that the Summit HPLC system has certain benefits over competing systems, including advanced pump technology and a high performance autosampler. Coupled with the CHROMELEON software package, this system provides customers a state-of-the-art HPLC system for their analytical needs.

     The Company’s DX-600 Series also competes directly with other manufacturers’ HPLC systems in certain traditional HPLC applications. Dionex is a relatively new entrant in the highly competitive HPLC and biological separations markets. Nonetheless, management believes that the DX-600 Series and BioLC systems has certain benefits over competing systems, including a non-metallic flow path and the capability of performing gradient ion chromatography, as well as HPLC, on a single analytical system. Competitors of the Company in HPLC include such vendors as Agilent Technologies, Inc., Waters Corporation, Alltech Associates, Lachat, Inc. and other smaller companies.

     The Company’s ASE 200 and 300 compete directly with standard soxhlet, sonication, supercritical fluid extraction and microwave extraction techniques provided by other companies. Management believes that the ASE 200 and 300, has certain benefits compared to competing techniques, including faster extraction time, reduced solvent usage and built-in automation.

     The Company believes that competition in the analytical instruments will continue to increase in the future. Many of the companies whose products compete with those of the Company have substantially greater financial resources and larger technical staffs and sales forces at their disposal. There can be no assurances that the Company’s marketing and sales efforts will compete successfully against such other companies in the future.

     Patents and Licenses

     The Company has an extensive patent portfolio covering certain of the Company’s products. The primary benefits of patents are presently limited to the United States and certain other foreign countries where patents have been issued.

     As a matter of Company policy, the Company vigorously protects its intellectual property rights and seeks patent coverage on all developments that it regards as material and patentable. However, there can be no assurances that any patents held by the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The Company’s patents, including those licensed from others, expire on various dates through 2018. The Company believes that, while its patent portfolio has value, no single patent or patent application is in itself essential and that the invalidity or expiration of any single patent would not have a material adverse effect on its business.

     The Company regards its PeakNet and CHROMELEON software as proprietary and relies on a combination of copyrights, trademarks, trade secret laws and other proprietary rights, laws, license agreements and other restrictions on disclosure, copying and transferring title to protect its rights to its software products. The Company has no patents covering its software, and existing copyright laws afford only limited practical protection. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States.

     International Operations

     Financial information about foreign and domestic operations and export sales required by Item 1 of   Form   10-K  is incorporated by reference to Note 12 of the Notes to Consolidated Financial Statements at page 35 of the Registrant’s 2001 Annual Report to Stockholders. A copy of the applicable page is included as Exhibit 13.1.

     The Company has subsidiaries in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Austria, Denmark, Japan, China and Canada. The Company’s foreign sales are affected by fluctuations in currency exchange rates and by regulations adopted by foreign governments. Export sales are subject to certain controls and restrictions, but the Company has not experienced any material difficulties related to these limitations. There can be no assurances that the Company’s results of operation will not be adversely impacted by fluctuations in currency exchange rates in the future.

     The Company’s business is dependent upon customer demand in the countries that it sells its products. Any fluctuations in demand for analytical instrumentation can have an effect on the Company’s results of operations.

     Manufacturing and Suppliers

     The Company produces chemicals and resins and assembles systems and components in its California manufacturing facilities. The Company assembles the systems and components for its Summit HPLC system in its German manufacturing facility. The Company assembles the systems and components for its UltiMate system in its Dutch manufacturing facility. Dionex has developed proprietary processes for the manufacture of polystyrene-based resins and for packing columns with these resins. The Company believes that its resins, columns and suppressor manufacturing know-how are critical to the performance and reliability of its chromatography systems. The Company requires each employee to sign a nondisclosure agreement to protect its proprietary processes. However, there can be no assurances that these agreements will provide meaningful protection or adequate remedies for the Company’s proprietary processes in the event of unauthorized use or disclosure.

     The Company has emphasized a modular design for the principal subsystems of its pumping flow systems, sample injection systems, chromatography modules, detectors, and control and data analysis systems. The Company believes that this modular approach has enabled it to meet the wide range of system configurations required by its customers while effectively managing inventory levels.

     Many components used in the Company’s products, including proprietary analog and digital circuitry, are manufactured by Dionex. Other components, including packaging materials, integrated circuits, microprocessors, microcomputers and certain detector and data analysis modules, are acquired from other manufacturers. Most of the raw materials, components and supplies purchased by the Company are available from a number of different suppliers; however, a number of items are purchased from limited or single sources of supply, and disruption of these sources could have a temporary adverse effect on shipments and the financial results of the Company. The Company believes alternative sources could ordinarily be obtained to supply these materials, but a prolonged inability to obtain certain materials or components could have an adverse effect on the Company’s financial condition or results of operations and could result in damage to its relationship with its customers.

     Technical Support, Installation and Service

     Users of the Company’s chromatography systems require substantial technical support before and after the system sale to ensure that analysis problems are resolved. As part of its support services, the Company’s technical support staff provides, typically at no additional cost, individual assistance in solving chemical analysis problems. The Company offers training courses and periodically sends its customers information on applications development. Chromatography systems sold by the Company generally include a one-year warranty, installation and certain user training, all at no additional cost. Service contracts may be purchased by customers to cover equipment no longer under warranty. Service work not performed under warranty or service contracts is performed on a time and materials basis. The Company installs and services its products through its own field service organization in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Austria, Denmark, Japan, China, Canada and the United States. Installation and service in other foreign countries are typically provided by the Company’s distributors or agents.

     Research and Development

     The Company’s research and development efforts are focused on increasing the performance of its chromatography and other products and expanding the number of chemical compounds that can be analyzed efficiently with its products. Research and product development expenditures were $14.7 million, $14.9 million and $14.8 million in fiscal 2001, 2000 and 1999, respectively. The Company pursues active development programs in the areas of system hardware, applications, computer software, suppressors, resin and column technologies. There can be no assurances that the Company’s product development efforts will be successful or that the products developed will be accepted by the marketplace.

     Environmental Laws and Regulations

     Compliance by the Company with federal, state and local environmental laws during fiscal 2001 had no material effect upon capital expenditures, earnings or its competitive position.

     Employees

     Dionex had 912 employees at June 30, 2001, compared with 805 employees at June 30, 2000. The Company believes that its future success depends in large part upon its continued ability to attract and retain highly skilled employees.

Item 2.	PROPERTIES

     As of September 15, 2001 the Company owned nine buildings in Sunnyvale, California, providing 252,000 square feet of space utilized for Administration, Marketing, Sales, Service, Research and Product Development and Manufacturing. The Company also owns a building utilized for Sales, Service and Administration in Idstein, Germany and a building for Manufacturing and Administration in Germering, Germany. The Company also owns a building in Osaka, Japan for sales, service and administration.

     The Company leases sales and service offices in: Atlanta, Georgia; Houston, Texas; Westmont, Illinois; Marlton, New Jersey; Sunnyvale, California; and in the United Kingdom, Germany, France, Italy, the Netherlands, Belgium, Switzerland, Austria, Denmark, Japan, China and Canada. In addition, the Company leases marketing and research and development offices in Salt Lake City, Utah. The Company’s facilities are well maintained, adequate to conduct the Company’s current business and substantially utilized by the Company.

Item 3.	LEGAL PROCEEDINGS None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER No matters were submitted to a vote of security holders during the quarter ended June 30, 2001.

     Executive Officers of the Registrant

     The following table lists the names and positions of all current executive officers of the Company, and their ages as of September 15, 2001. Except as noted below, there are no other family relationships between any director or executive officer and any other director or executive officer of the Registrant. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Positions

A. Blaine Bowman (1)	55	President, Chief Executive Officer and Director

Barton Evans, Jr.	53	Executive Vice President and Chief Operating Officer

Nebojsa Avdalovic	66	Vice President

Der-Min Fan´	51	Vice President

Peter Jochum	50	Vice President

Craig A. McCollam	41	Vice President and Chief Financial Officer

Brent J. Middleton (1)	44	Vice President

Christopher Pohl	50	Vice President

Jeffrey Thompson	45	Vice President

(1) Mr. Bowman and Mr. Middleton are cousins.

     Mr. Bowman has served as the Registrant’s President and Chief Executive Officer and as a director since the Registrant began operations in 1980. Mr. Bowman is also a director of Molecular Devices Corporation.

     Mr. Evans has served as Executive Vice President and Chief Operating Officer for the Registrant since January 2001. Prior to that, he served as Senior Vice President, Operations and in various other capacities for the Registrant since it began operations in 1980.

     Dr. Avdalovic has served as Vice President and Chief Technology Officer for the Registrant since June 2001. Prior to that he served as Vice President, Research and Development for the Registrant since August 1990.

     Ms. Fan has served as Vice President, Software Engineering for the Registrant since April 2000. Prior to that, she served as Director of Software Engineering and in various other capacities since joining the Company in 1991.

     Mr. Jochum has served as Vice President, Germering Operations since October 2000. He served as Manager Director of Dionex Softron since October 1998. Prior to that he served as Managing Director of Softron GmbH.

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

     Mr. Pohl has rejoined the Registrant as Vice President, Research and Development in June 2001. From March 2000 to June 2001, Mr. Pohl served as Vice President, Research and Development of Ciphergen Biosystems, Inc. Prior to that, he served as Technical Director and in various other capacities for the Registrant since the Company began operations in 1980.

     Mr. Thompson has served as Vice President, Instrument Engineering since May 2001. Prior to that, he served as Director of Instrument Engineering and in various other capacities since joining the company in 1980.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by Item 5 of Form 10-K is incorporated by reference to the information contained in the section captioned “Supplemental Stockholder Information” at page 38 of the Registrant’s 2001 Annual Report to Stockholders. A copy of the applicable page is attached hereto as Exhibit 13.1.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The information required by Item 6 of Form 10-K is incorporated by reference to the information contained in the section captioned “Selected Financial Information” at page 20 of the Registrant’s 2001 Annual Report to Stockholders. A copy of the applicable page is attached hereto as Exhibit 13.1.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 of Form 10-K is incorporated by reference to the information contained in the section captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 15-19 of Registrant’s 2001 Annual Report to Stockholders.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K is incorporated by reference to the information contained in the section captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 18 and 19 of Registrant’s 2001 Annual Report to Stockholders.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page of this Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned “Nominees” at pages 3 and 4 of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 26, 2001, which has been previously filed.

Identification of Officers

See Pages 16 and 17 of this Report.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Compensation,” at pages 8 through 9 of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 26, 2001, which has been previously filed.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” at pages 6 and 7 of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 26, 2001, which has been previously filed.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements - See Index to Financial Statements and Financial Statement Schedules at page 25 of this Report.

(2)	Financial Statement Schedules - See Index to Financial Statements and Financial Statement Schedules at page 25 of this Report.

(3)	Exhibits - See Exhibit Index at page 21 through of this Report.

(b)	Reports on Form 8-K - The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

DIONEX CORPORATION EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Restated Certificate of Incorporation, filed November 6, 1996	(6)

3.2	Bylaws, as amended on March 10, 1998	(7)

4.1	Shareholder Rights Agreement dated June 27, 1999, between the Registrant and The First National Bank of Boston	(9)

10.1	Agreement, effective as of January 1, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.2	Memorandum agreement, dated March 14, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.3	Agreement, dated March 6, 1975, between International Plasma Corporation and the former Dionex Corporation	(1)

10.4	Consent to Assignment executed as of March 26, 1980, between the Dow Chemical Company and the former Dionex Corporation	(1)

10.5	Amendatory Agreement, effective as of November 1, 1981, between The Dow Chemical Company and the Registrant (with certain confidential information deleted)	(1)

10.6	Amendatory Agreement, effective as of July 1, 1982, between The Dow Chemical Company and the Registrant (with certain confidential information deleted)	(1)

10.7	Registrant’s Supplemental Stock Option Plan (Exhibit 28.4)	(2)

10.8	Registrant’s Medical Care Reimbursement Plan (Exhibit 10.17)	(1)

10.9	Registrant’s Employee Stock Participation Plan (Exhibit 28.3)	(4)
21

Exhibit Number	Description	Reference
10.10	Credit Agreement dated February 26, 1996 between Bank of America and the Registrant..	(5)

10.11	First amendment to Credit Agreement dated February 29, 1996 between Bank of America and the Registrant	(7)

10.12	Second amendment to Credit Agreement dated February 29, 1996 between Bank of America and the Registrant	(7)

10.13	Third amendment to Credit Agreement dated February 29, 1996 between BankAmerica and the Registrant.(Exhibit 10.1)	(8)

10.14	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Registrant (Exhibit 10.15)	(12)

10.15	1988 Directors’ Stock Option Plan (and related stock option grant form) (Exhibit 10.20)	(3)

10.16	Dionex Corporation Stock Option Plan, as amended and restated (formerly, the 1990 Stock Option Plan).(Exhibit 10.12)	(10)

13.1	Portions of the Registrant’s 2001 Annual Report to Stockholders that are incorporated by reference in this Annual Report on Form 10-K

21.1	Subsidiaries of Registrant

23.1	Independent Auditors’ Consent

(1)	Incorporated by reference to the indicated exhibit in Amendment No. 1 of the Registrant’s Registration Statement on Form S-1 filed December 7, 1982.

(2)	Incorporated by reference to the indicated exhibit in the Registrant’s Registration Statement on Form S-8 filed March 3, 1987.

(3)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed September 27, 1988.

(4)	Incorporated by reference to the indicated exhibit in the Registrant’s Statement on Form S-8 filed May 6, 1994.

(5)	Incorporated by reference to the corresponding exhibit in the Registrant’s Annual Report on Form 10-K filed September 26, 1996.

(6)	Incorporated by reference to the corresponding exhibit in the Registrant’s Quarterly Report on Form 10-Q filed February 13, 1997.

(7)	Incorporated by reference to the corresponding exhibit in the Registrant’s Annual Report on Form 10-K filed September 28, 1998.

(8)	Incorporated by reference to the indicated exhibit in the Registrant’s Quarterly Report on Form 10-Q filed November 16, 1998.

(9)	Incorporated by reference to the corresponding exhibit in the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999.

(10)	Incorporated by reference to the indicated exhibit in the Registrant’s Statement on Form S-8 filed December 22, 1999.

(11)	Incorporated by reference to the indicated exhibit in the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date September 24, 2001	DIONEX CORPORATION (Registrant) By: /s/ A. Blaine Bowman —————————————— A. Blaine Bowman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A. Blaine Bowman ———————— A. Blaine Bowman	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 24, 2001

/s/ Craig A. McCollam ———————— Craig A. McCollam	Vice President of Finance and Administration (Principal Financial and Accounting Officer)	September 24, 2001

/s/ David L. Anderson ———————— David L. Anderson	Director	September 24, 2001

/s/ James F. Battey ———————— James F. Battey	Director	September 24, 2001

/s/ B.J. Moore ———————— B.J. Moore	Director	September 24, 2001

/s/ Riccardo Pigliucci ———————— Riccardo Pigliucci	Director	September 24, 2001

DIONEX CORPORATION INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Page
FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 2001 and 2000	*

Consolidated Statements of Income for the years
ended June 30, 2001, 2000 and 1999	*

Consolidated Statements of Stockholders’ Equity for
the years ended June 30, 2001, 2000 and 1999	*

Consolidated Statements of Cash Flows for the years
ended June 30, 2001, 2000 and 1999	*

Notes to Consolidated Financial Statements	*

Independent Auditors’ Report	*

*	Incorporated by reference to information contained on pages 24 through 38 of the Registrant’s 2001 Annual Report to Stockholders. A copy of the applicable pages is attached hereto as Exhibit 13.1

FINANCIAL STATEMENT SCHEDULES

Independent Auditors’ Report	29

Schedule II - Valuation and Qualifying Accounts
and Reserves	30

All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto. 25

INDEPENDENT AUDITORS’ REPORT

Dionex Corporation

We have audited the consolidated financial statements of Dionex Corporation and its subsidiaries as of June 30, 2001 and 2000, and for each of the three years in the period ended June 30, 2001, and have issued our report thereon dated July 30, 2001; such financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Dionex Corporation and its subsidiaries, listed in the accompanying Index to Financial Statements and Financial Statement Schedules. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
July 30, 2001

SCHEDULE II DIONEX CORPORATION VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED JUNE 30, 2001, 2000 AND 1999 (IN THOUSANDS)

	Balance Beginning of Year	Additions	Charged (Credited) to Other Accounts (1)	Deductions		Balance End of Year

YEAR ENDED JUNE 30, 2001:

Allowance for
doubtful accounts	$765	$288	$(71)	$(92	)(2)	$890

Accrued product warranty
and installation	$4,645	$1,085	$(178)	$(2,569	)(3)	$2,983

YEAR ENDED JUNE 30, 2000:

Allowance for
doubtful accounts	$812	$245	$(21)	$(271	)(2)	$765

Accrued product warranty
and installation	$4,701	$2,877	$(53)	$(2,880	)(3)	$4,645

YEAR ENDED JUNE 30, 1999:

Allowance for
doubtful accounts	$606	$288	$(3)	$(79	)(2)	$812

Accrued product warranty
and installation	$4,013	$2,867	$(52)	$(2,127	)(3)	$4,701

(1)	Effects of exchange rate changes
(2)	Accounts written off, net of recoveries
(3)	Product warranty and installation costs

