Form 10-Q
period 2001-09-30
DIONEX CORP /DE
filed 2001-11-13
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

YES [X]    NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2001:

CLASS	NUMBER OF SHARES
Common Stock	21,993,989

Page 1 of 17

DIONEX CORPORATION INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	Page

CONDENSED CONSOLIDATED BALANCE SHEETS as of September 30, 2001 and June 30, 2001	3

CONDENSED CONSOLIDATED STATEMENTS OF INCOME for the Three Months Ended September 30, 2001 and 2000	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the Three Months Ended September 30, 2001 and 2000	5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6-11

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	15

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	16

SIGNATURES	17

2

DIONEX CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	September 30, 2001 (unaudited)	June 30, 2001
ASSETS
Current assets:
Cash and equivalents (including invested cash of $10,334 at
September 30, 2001 and $7,853 at June 30, 2001)	$21,179	$17,311
Marketable equity securities	4,756	5,858
Accounts receivable (net of allowance for doubtful accounts
of $1,023 at September 30, 2001 and $890 at June 30,
2001)	43,047	45,142
Inventories	25,523	25,017
Deferred tax assets	8,776	8,619
Prepaid expenses and other	2,345	2,810

Total current assets	105,626	104,757

Property, plant and equipment, net	43,968	42,327
Goodwill, net	14,671	13,233
Intangible assets, net	6,250	6,423
Other assets	7,231	6,942

	$177,746	$173,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable to banks	$3,356	$2,495
Accounts payable	5,041	6,250
Accrued liabilities	20,156	21,533
Income taxes payable	6,140	3,425
Accrued product warranty	2,944	2,983

Total current liabilities	37,637	36,686
Deferred taxes and other liabilities	6,828	6,172
Long-term debt	1,384	966
Stockholders' equity:
Preferred stock (par value $.001 per share; 1,000,000
shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares
authorized; issued and outstanding: 22,001,489 shares at
September 30, 2001 and 22,177,005 shares at June 30,
2001)	67,877	67,282
Retained earnings	69,794	70,204
Accumulated other comprehensive income/(loss)	(5,774)	(7,628)

Total stockholders' equity	131,897	129,858

	$177,746	$173,682

See notes to condensed consolidated financial statements. 3

DIONEX CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (In thousands, except per share amounts)

	September 30,
	2001	2000
	(unaudited)
Net sales	$42,067	$42,675
Cost of sales	15,316	14,533

Gross profit	26,751	28,142

Operating expenses:
Selling, general and administrative	15,571	14,369
Research and product development	3,945	3,579

Total operating expenses	19,516	17,948

Operating income	7,235	10,194

Interest income	155	202
Interest expense	(52)	(87)
Other income	599	—

Income before taxes	7,937	10,309
Taxes on income	2,580	3,350

Income before cumulative effect of change in accounting principle	5,357	6,959

Cumulative effect of change in accounting principle	—	(359)

Net income	$5,357	$6,600

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.24	$0.32
Cumulative effect of change in accounting principle, net of tax	—	(0.02)

Net income	$0.24	$0.30

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.24	$0.31
Cumulative effect of change in accounting principle, net of tax	—	(0.02)

Net income	$0.24	$0.29

Shares used in computing per share amounts:
Basic	22,138	22,065

Diluted	22,704	22,795

See notes to condensed consolidated financial statements. 4

DIONEX CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (In thousands)

	September 30,
	2001	2000
	(unaudited)
Cash and equivalents provided by (used for):

Cash flows from operating activities:
Net income	$5,357	$6,600
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,954	1,201
Gain on sale of marketable securities	(599)	—
Tax benefit related to stock option plans	274	47
Deferred taxes	(480)	(244)
Changes in assets and liabilities:
Accounts receivable	3,725	(3,054)
Inventories	285	(3,052)
Prepaid expenses and other assets	307	(61)
Accounts payable	(1,329)	308
Accrued liabilities	(1,542)	(833)
Income taxes payable	2,047	2,602
Accrued product warranty	(120)	(500)

Net cash provided by operating activities	9,879	3,014

Cash flows from investing activities:
Proceeds from sale of marketable securities	890	—
Purchase of property, plant and equipment	(2,401)	(2,216)
Other	—	(240)

Net cash used for investing activities	(1,511)	(2,456)

Cash flows from financing activities:
Net change in notes payable to banks	1,219	2,405
Principal payments on long-term debt	(123)	—
Sale of common stock	998	819
Repurchase of common stock	(6,444)	(3,197)
Other	1	145

Net cash provided by (used for)financing activities	(4,349)	172

Effect of exchange rate changes on cash	(151)	615

Net increase in cash and equivalents	3,868	1,345
Cash and equivalents, beginning of period	17,311	9,386

Cash and equivalents, end of period	$21,179	$10,731

Supplemental disclosures of cash flow information:
Income taxes paid	$376	$933
Interest paid	$55	$93

See notes to condensed consolidated financial statements. 5

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Stockholders for the fiscal year ended June 30, 2001.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2002.

2. Acquisition

     On October 17, 2000, the Company purchased all of the issued and outstanding shares of LC Packings Nederland B.V. and LC Packings (U.S.A.), Inc. (collectively referred to as “LC Packings”) for a purchase price of $12 million. In addition, the shareholders of LC Packings have the right to receive additional contingent purchase consideration, to be paid in varying amounts at the end of calendar years 2000 through 2004, in the event LC Packings achieves certain revenue goals. If the entire additional contingent purchase consideration is achieved, the shareholders of LC Packings will be paid an additional amount not to exceed $13 million. At September 30, 2001, $4.9 million of the additional contingent purchase consideration had been earned and was recorded as goodwill.

     The acquisition of LC Packings was accounted for using the purchase method of accounting and its results of operations have been included in the Company’s results of operations since the date of acquisition.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following unaudited pro forma consolidated results of operations for the three months ended September 30, 2000 give effect to the acquisition as if it had occurred at the beginning of fiscal 2001. The unaudited pro forma consolidated results of operations exclude the nonrecurring charges that were recorded in conjunction with the acquisition and the contingent purchase consideration.

Pro Forma Consolidated Results of Operations
(in thousands, except per share amounts)

Three Months Ended September 30, 2000 (unaudited)
Net sales	$44,320
Income from continuing operations	$10,760
Net income	$6,928
Basic earnings per share	$0.31
Diluted earnings per share	$0.30

     LC Packings, which markets its products primarily in the United States and Europe, specializes in micro, capillary and nano liquid chromatography used by proteomics and genomics researchers in pharmaceutical, biotechnology and scientific laboratories to analyze and separate proteins, glycoproteins and other complex compounds.

3. New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company will adopt this accounting standard for business combinations initiated after June 30, 2001.

     As of July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	Three Months Ended September 30,
	2001	2000
	(in millions, except per share amounts
Reported net income	$5,357	$6,600
Add: Goodwill amortization, net of tax	—	57

Adjusted net income	$5,357	$6,657

Diluted earnings per common share
Reported net income	$0.24	$0.29
Goodwill amortization, net of tax	—	—

Adjusted net income	$0.24	$0.29

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Impairment on Disposal of Long-Lived Assets, effective for fiscal years beginning after December 31, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. The Company is currently evaluating the impact of SFAS No. 144 to its consolidated financial statements.

DIONEX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. Inventories Inventories consist of (in thousands):

	September 30, 2001	June 30, 2001
Finished goods	$11,013	$9,342
Work in process	3,735	4,469
Raw materials	10,775	11,206

	$25,523	$25,017

5. Income Taxes

     The effective income tax rate for the first three months of fiscal 2002 was 32.5%, unchanged from the same period in fiscal 2001.

6. Comprehensive Income

     Components of comprehensive income include net income, foreign currency translation adjustments and unrealized gain on equity securities available for sale. As such, Accumulated Other Comprehensive Income in the Condensed Consolidated Balance Sheets represents cumulative foreign currency translation adjustments and unrealized gain on equity securities available for sale. Comprehensive income was $7,211,000 and $11,078,000 for the three months ended September 30, 2001 and 2000, respectively.

7. Net Income Per Share

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

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Common Stock Repurchases

     During the first three months of fiscal 2002, the Company repurchased 226,200 shares of its common stock on the open market, compared with 117,100 shares repurchased in the first three months of the previous fiscal year. During all of fiscal 2001, the Company repurchased 361,000 shares.

9. Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the quarter ended September 30, 2001 are as follows:

Total
Balance as of July 1, 2001	$13,233
Goodwill acquired during the Period	1,106
Translation adjustments and other	332

Balance as of September 30, 2001	$14,671

     In connection with the adoption of SFAS No. 142, “Note 3", the Company will perform and report the results of the transitional impairment tests in the Company’s December 31, 2001 financial statements.

     Information regarding the Company’s other intangible assets follow:

	As of September 30, 2001			As of June 30,2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Patents and Trademarks	$376	$(375)	$1	$375	$(375)	$—
Developed Technology	5,526	(1,732)	3,794	5,295	(1,428)	3,867
Core Technology	2,844	(389)	2,455	2,844	(288)	2,556

Total	$6,746	$(2,496)	$6,250	$8,514	$(2,091)	$6,423

10

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Amortization expense of other intangible assets was $406,000 and $122,000 in the three months ended September 30, 2001 and 2000. The estimated amortization for each of the five fiscal years subsequent to June 30, 2001 is as follows:

Year Ended June 30,	Amortization Expense
2002	$1,180
2003	1,180
2004	1,180
2005	1,180
2006	1,180
Total	$5,900

11

DIONEX CORPORATION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three months Ended September 30, 2001 and 2000

Net sales for the first quarter of fiscal 2002 were $42.1 million, a decrease of 1% from the $42.7 million reported for the same period last year. Sales decreased over the prior year period in our North American and Japanese markets. Sales increased in Europe in both local currency and reported dollars. Had currency rates been the same as in last year’s first quarter, sales growth would have been up slightly. LC Packings also had a favorable impact on the current year’s quarterly sales.

Gross margin for the first quarter of fiscal 2002 was 63.6%, down from the 65.9% reported for the same period last year. Gross margin was lower primarily due to the unfavorable effect of currency fluctuations and higher manufacturing costs.

Operating expenses of $19.5 million for the first quarter of fiscal 2002 were up $1.6 million, or 9%, from the $17.9 million reported in the same quarter last year. As a percentage of sales, operating expenses were 46%, higher than the 42% reported for the first quarter last year. Selling, general and administrative (SG&A) expenses increased $1.2 million, or 8%, to $15.6 million in the first quarter of fiscal 2002. The increase was due to the addition of LC Packings and two new subsidiaries in China and Denmark.

Research and development (R&D) costs of $3.9 million were slightly higher than the $3.6 million reported in the same period last year. The level of R&D spending varies depending on both the breadth of the Company’s R&D efforts and the stage of specific product development.

Other income was $0.6 million in the first quarter of fiscal 2002. Other income resulted from the sale of marketable equity securities during the quarter.

The effective tax rate for the first quarter of fiscal 2002 was 32.5%, unchanged from the first quarter a year ago. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Cumulative effect of change in accounting principle reflects the adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, (“SAB 101”) in the first quarter of fiscal 2001. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The cumulative effect of the change, totaling $359,000, is shown as a one-time charge to income in the first quarter of fiscal 2001‘s income statement.

Net income in the first quarter of fiscal 2002 was $5.4 million, compared with $6.6 million reported for the same period last year. After the effect of the change in accounting principle in the prior year, diluted earnings per share were $.24 compared with $.29 in the same period last year.

Liquidity and Capital Resources

At September 30, 2001, the Company had cash and cash investments of $21.2 million. The Company’s working capital was $68.0 million, essentially the same as the $68.1 million reported at June 30, 2001. Cash generated by operating activities for the three months ended September 30, 2001 was $9.9 million compared with $3.0 million for the same period last year. The increase in operating cash flow was primarily due to a decrease in accounts receivable.

Capital expenditures during the first three months of fiscal 2002 were $2.4 million. This includes $1.1 million related to an expansion of a manufacturing site in Germering, Germany.

At September 30, 2001, the Company has utilized $5.2 million of the Company’s $35.4 million in committed bank lines of credit, mainly due to borrowings related to the Company’s operations. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its $30.2 million bank lines of credit will be adequate to meet its cash requirements for fiscal 2002 and the foreseeable future. During the three months of fiscal 2002, the Company repurchased 226,200 shares of its common stock for $6.4 million.

The impact of inflation on Dionex Corporation’s financial position and results of operations was not significant during the three months ended September 30, 2001.

Forward-looking statements

Except for historical information contained herein, the above discussion and the letter to shareholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risk and uncertainties include: general economic conditions, foreign currency fluctuations, competition from other products, existing product obsolescence, fluctuation in worldwide demand for analytical instrumentation, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail in the Company’s Form 10-K for the year ended June 30, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to financial market risks, including changes in foreign currency rates, interest rates and marketable equity securities.

For a detailed analysis of these market risks see the discussion in the Company’s Annual Report to Stockholders for the year ended June 30, 2001 and the Company’s Form 10-K for the year ended June 30, 2001 filed with the Securities and Exchange Commission. There have been no material changes to these financial market risks since June 30, 2001.

PART II.	OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(b) Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

16

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date: November 9, 2001	DIONEX CORPORATION (Registrant) By: —————————————— A. Blaine Bowman President, Chief Executive Officer

By: —————————————— Craig A. McCollam Vice President, Finance and Administration (Principal Financial and Accounting Officer)

17