Form 10-Q
period 2001-12-31
DIONEX CORP /DE
filed 2002-02-14
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

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

                                                               YES [X]    NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 8, 2002:

                    CLASS                  NUMBER OF SHARES
                 ------------              ----------------
                 Common Stock                 21,421,722

                               DIONEX CORPORATION
                                      INDEX

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS                                       Page

                CONDENSED CONSOLIDATED BALANCE SHEETS
                December 31,2001 and June 30, 2001...............       3

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                Three Months Ended December 31, 2001 and 2000....       4

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                Six Months Ended December 31, 2001 and 2000......       5

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Six Months Ended December 31, 2001 and 2000......       6

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                STATEMENTS.......................................      7-12

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................     13-16

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISKS.................................................      17

                           PART II. OTHER INFORMATION

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY
           HOLDERS...............................................      18

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K......................      18

SIGNATURES.......................................................      19

                               DIONEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                             December 31,   June 30,
                                                                                                 2001         2001
                                                                                             ------------   --------
                                                                                              (unaudited)
                                     ASSETS
Current assets:
     Cash and equivalents (including invested cash of $14,506 at December 31, 2001 and
         $7,853 at June 30, 2001) ........................................................     $ 26,863     $ 17,311
     Marketable equity securities ........................................................        4,491        5,858
     Accounts receivable (net of allowance for doubtful accounts of $1,057 at December 31,
         2001 and $890 at June 30, 2001)..................................................       39,962       45,142
     Inventories .........................................................................       22,794       25,017
     Deferred tax assets .................................................................        9,355        8,619
     Prepaid expenses and other ..........................................................        2,657        2,810
                                                                                               --------     --------
                  Total current assets ...................................................      106,122      104,757

Property, plant and equipment, net .......................................................       42,905       42,327
Goodwill, net ............................................................................       15,806       13,233
Intangible assets, net ...................................................................        5,912        6,423
Other assets .............................................................................        6,846        6,942
                                                                                               --------     --------
                                                                                               $177,591     $173,682
                                                                                               ========     ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable to banks ..............................................................     $  3,736     $  2,495
     Accounts payable ....................................................................        4,719        6,250
     Accrued liabilities .................................................................       21,900       21,533
     Income taxes payable ................................................................        3,341        3,425
     Accrued product warranty ............................................................        2,980        2,983
                                                                                               --------     --------
                  Total current liabilities ..............................................       36,676       36,686

Deferred taxes and other liabilities .....................................................        8,243        6,172
Long-term debt ...........................................................................        1,142          966

Stockholders' equity:
     Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none
         outstanding) ....................................................................           --           --
     Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding: 21,768,244 shares at December 31, 2001 and 22,177,005
         shares at June 30, 2001) ........................................................       67,321       67,282
Retained earnings ........................................................................       71,909       70,204
Accumulated other comprehensive loss .....................................................       (7,700)      (7,628)
                                                                                               --------     --------
                  Total stockholders' equity .............................................      131,530      129,858
                                                                                               --------     --------
                                                                                               $177,591     $173,682
                                                                                               ========     ========

See notes to condensed consolidated financial statements.

                               DIONEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                    (In thousands, except per share amounts)

                                                               December 31,
                                                            2001        2000
                                                           -------    -------
                                                               (unaudited)

Net sales ..............................................   $46,729    $48,540
Cost of sales ..........................................    16,070     16,754
Revaluation of acquired inventory ......................        --        121
                                                           -------    -------
Gross profit ...........................................    30,659     31,665
                                                           -------    -------

Operating expenses:
     Selling, general and administrative ...............    16,209     15,632
     Research and product development ..................     3,638      3,604
     Write-off of in-process research and development ..        --        865
                                                           -------    -------

         Total operating expenses ......................    19,847     20,101
                                                           -------    -------

Operating income .......................................    10,812     11,564

Interest income ........................................        91        221
Interest expense .......................................       (55)      (195)
Other income ...........................................       400        853
                                                           -------    -------

Income before taxes ....................................    11,248     12,443
Taxes on income ........................................     3,651      4,044
                                                           -------    -------

         Net income ....................................   $ 7,597    $ 8,399
                                                           =======    =======

Basic earnings per share ...............................   $  0.35    $  0.38
                                                           =======    =======

Diluted earnings per share .............................   $  0.34    $  0.37
                                                           =======    =======

Shares used in computing per share amounts:

Basic ..................................................    21,923     22,100
                                                           =======    =======
Diluted ................................................    22,417     22,898
                                                           =======    =======

See notes to condensed consolidated financial statements.

                               DIONEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                    (In thousands, except per share amounts)

                                                                   December 31,
                                                                 2001      2000
                                                               -------    -------
                                                                  (unaudited)

Net sales ..................................................   $88,796    $91,215
Cost of sales ..............................................    31,386     31,287
Revaluation of acquired inventory ..........................        --        121
                                                               -------    -------
Gross profit ...............................................    57,410     59,807
                                                               -------    -------

Operating expenses:
     Selling, general and administrative ...................    31,780     30,001
     Research and product development ......................     7,583      7,183
     Write-off of in-process research and development ......        --        865
                                                               -------    -------

         Total operating expenses ..........................    39,363     38,049
                                                               -------    -------

Operating income ...........................................    18,047     21,758

Interest income ............................................       246        423
Interest expense ...........................................      (107)      (282)
Other income ...............................................       999        853
                                                               -------    -------

Income before taxes ........................................    19,185     22,752
Taxes on income ............................................     6,231      7,394
                                                               -------    -------

Income before cumulative effect of change in accounting
     principle .............................................    12,954     15,358

Cumulative effect of change in accounting principle ........        --       (359)
                                                               -------    -------

         Net income ........................................   $12,954    $14,999
                                                               =======    =======

Basic earnings per share:
     Income before cumulative effect of change in accounting
         principle .........................................   $  0.59    $  0.70
     Cumulative effect of change in accounting principle,
        net of tax .........................................        --      (0.02)
                                                               -------    -------
         Net income ........................................   $  0.59    $  0.68
                                                               =======    =======

Diluted earnings per share:
     Income before cumulative effect of change in accounting
         principle .........................................   $  0.57    $  0.67
     Cumulative effect of change in accounting principle,
        net of tax .........................................        --      (0.01)
                                                               -------    -------
         Net income ........................................   $  0.57    $  0.66
                                                               =======    =======

Shares used in computing per share amounts:

Basic ......................................................    22,030     22,082
                                                               =======    =======
Diluted ....................................................    22,560     22,846
                                                               =======    =======

See notes to condensed consolidated financial statements.

                               DIONEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                 (In thousands)

                                                                                        December 31,
                                                                                      2001        2000
                                                                                    --------    --------
                                                                                        (unaudited)
Cash and equivalents provided by (used for):

Cash flows from operating activities:
Net income ......................................................................   $ 12,954    $ 14,999
Adjustments to reconcile net income to net cash provided by operating activities:
     Write-off of in-process research and development ...........................         --         865
     Depreciation and amortization ..............................................      2,554       2,573
     Gain on sale of marketable securities ......................................     (1,056)       (790)
     Tax benefit related to stock option plans ..................................        302         513
     Deferred taxes .............................................................     (1,062)        790
     Changes in assets and liabilities:
         Accounts receivable ....................................................      5,537      (5,782)
         Inventories ............................................................      2,486      (6,470)
         Prepaid expenses and other assets ......................................        247        (511)
         Accounts payable .......................................................     (1,590)      1,146
         Accrued liabilities ....................................................        653       1,809
         Income taxes payable ...................................................       (253)       (654)
         Accrued product warranty ...............................................        (33)     (1,000)
                                                                                    --------    --------
Net cash provided by operating activities .......................................     20,739       7,488
                                                                                    --------    --------

Cash flows from investing activities:
     Proceeds from sale of marketable securities ................................      1,661         947
     Purchase of property, plant and equipment ..................................     (2,734)     (3,060)
     Acquisition of LC Packings, net of cash acquired ...........................         --     (11,404)
     Other ......................................................................         11         (22)
                                                                                    --------    --------
Net cash used for investing activities ..........................................     (1,062)    (13,539)
                                                                                    --------    --------

Cash flows from financing activities:
     Net change in notes payable to banks .......................................      1,398       6,539
     Proceeds from long-term debt ...............................................        483       2,486
     Principal payments on long-term debt .......................................       (212)       (276)
     Sale of common stock .......................................................      1,164       1,761
     Repurchase of common stock .................................................    (12,661)     (3,197)
     Other ......................................................................         --         287
                                                                                    --------    --------
Net cash provided by (used for)financing activities .............................     (9,828)      7,600
                                                                                    --------    --------

Effect of exchange rate changes on cash .........................................       (297)        578
                                                                                    --------    --------

Net increase in cash and equivalents ............................................      9,552       2,127
Cash and equivalents, beginning of period .......................................     17,311       9,386
                                                                                    --------    --------

Cash and equivalents, end of period .............................................   $ 26,863    $ 11,513
                                                                                    ========    ========

Supplemental disclosures of cash flow information:
Income taxes paid ...............................................................   $  7,083    $  6,663
Interest paid ...................................................................   $    109    $    285

See notes to condensed consolidated financial statements.

                               DIONEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001.

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

2.   Acquisition

     On October 17, 2000, the Company purchased all of the issued and outstanding shares of LC Packings Nederland B.V. and LC Packings (U.S.A.), Inc. (collectively referred to as "LC Packings") for a purchase price of $12 million. In addition, the shareholders of LC Packings have the right to receive additional contingent purchase consideration, to be paid in varying amounts at the end of calendar years 2000 through 2004, in the event LC Packings achieves certain revenue goals. If the entire additional contingent purchase consideration is achieved, the shareholders of LC Packings will be paid an additional amount not to exceed $13 million. At December 31, 2001, $6.2 million of the additional contingent purchase consideration had been earned and was recorded as goodwill.

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

3.   New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this accounting standard for business combinations on July 1, 2001.

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

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                   Six Months Ended
                                                     December 31,
                                                 ---------------------
                                                   2001          2000
                                                 -------       -------
                                                 (in thousands, except
                                                   per share amounts)

Reported net income                              $12,954       $14,999
Add: Goodwill amortization, net of tax                --            86
                                                 -------       -------

Adjusted net income                              $12,954       $15,085
                                                 -------       -------

Diluted earnings per common share

  Reported net income                            $  0.57       $  0.66
  Goodwill amortization,net of tax                    --            --
                                                 -------       -------

Adjusted net income                              $  0.57       $  0.66
                                                 -------       -------

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

                               DIONEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Inventories

     Inventories consist of (in thousands):

                                              December 31,    June 30,
                                                  2001          2001
                                              ------------    --------

Finished goods                                  $ 9,625        $ 9,342
Work in process                                   2,788          4,469
Raw materials                                    10,381         11,206
                                                -------        -------
                                                $22,794        $25,017
                                                =======        =======

5.   Income Taxes

     The effective income tax rate for the first six months of fiscal 2002 was 32.5%, unchanged from the same period in fiscal 2001.

6.   Comprehensive Income

     Components of comprehensive income include net income, foreign currency translation adjustments and unrealized gain on equity securities available for sale. As such, Accumulated Other Comprehensive Income in the Condensed Consolidated Balance Sheets represents cumulative foreign currency translation adjustments and unrealized gain on equity securities available for sale. Comprehensive income was $7,211,000 and $1,634,000 for the three months ended December 31, 2001 and 2000, respectively, and $12,882,000 and $12,712,000 for the six months ended December 31, 2001 and 2000, respectively.

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

                               DIONEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.   Common Stock Repurchases

     During the first six months of fiscal 2002, the Company repurchased 469,470 shares of its common stock on the open market, compared with 117,100 shares repurchased in the first six months of the previous fiscal year. During all of fiscal 2001, the Company repurchased 361,000 shares.

9.   Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the six months ended December 31, 2001 are as follows (in thousands):

                                                        Total
                                                        -----

Balance as of July 1, 2001                             $13,233
Goodwill acquired during the period                      2,392
Translation adjustments and other                          181
                                                       -------
Balance as of December 31, 2001                        $15,806
                                                       -------

     In connection with the adoption of SFAS No. 142, "See Note 3", the company performed a transitional impairment test on goodwill and determined that no impairment was necessary.

     Information regarding the Company's other intangible assets follow (in thousands):

                       As of December 31, 2001              As of June 30,2001
                  --------------------------------   --------------------------------
                  Carrying   Accumulated             Carrying   Accumulated
                   Amount    Amortization     Net     Amount    Amortization     Net
                  --------   ------------   ------   --------   ------------    -----
Patents and        $  376      $  (375)     $    1     $  375     $  (375)      $   --
 Trademarks
Developed           5,423       (1,865)      3,558      5,295      (1,428)       3,867
 Technology
Core Technology     2,844         (491)      2,353      2,844        (288)       2,556
                   ------      -------      ------     ------     -------       ------
Total              $8,643      $(2,731)     $5,912     $8,514     $(2,091)      $6,423
                   ======      =======      ======     ======     =======       ======

                               DIONEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Amortization expense of other intangible assets was $592,000 and $386,000 respectively, for the six months ended December 31, 2001 and 2000. The estimated amortization for each of the five fiscal years subsequent to June 30, 2001 is as follows:

                         Year Ended      Amortization
                          June 30,         Expense
                         ---------        ----------
                           2002             $1,180
                           2003              1,180
                           2004              1,180
                           2005              1,180
                           2006                860
                                            ------
                           Total            $5,580
                                            ======

                               DIONEX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended December 31, 2001 and 2000

Net sales for the second quarter of fiscal 2002 were $46.7 million, a decrease of 4% from the $48.5 million reported for the same period last year. Sales decreased over the prior year period in our North American and Japanese markets. Sales in Europe increased in both local currency and reported dollars. Currency rates had no significant impact on sales for the quarter.

Gross margin for the second quarter of fiscal 2002 was 65.6%, up from the 65.2% reported for the same period last year. Gross margin was higher primarily due to lower manufacturing costs.

Operating expenses of $19.8 million for the second quarter of fiscal 2002 were down $254,000, or 1%, from the $20.1 million reported in the same quarter last year. As a percentage of sales, operating expenses were 42%, higher than the 41% reported for the second quarter last year. Selling, general and administrative (SG&A) expenses increased $577,000, or 4%, to $16.2 million in the second quarter of fiscal 2002. The increase was due to the addition of two subsidiaries in China and Denmark in January 2001.

Research and development (R&D) costs of $3.6 million were virtually unchanged from the $3.6 million reported in the same period last year. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Write-off of in-process research and development represents a nonrecurring charge of $865,000 associated with the acquisition of LC Packings completed in October 2000 for technology which had not reached technological feasibility and had no alternative future use.

Other income was $400,000 and $853,000 in the second quarter of fiscal 2002 and 2001, respectively. Other income resulted primarily from the sale of marketable equity securities during the two quarters.

The effective tax rate for the second quarter of fiscal 2002 was 32.5%, unchanged from the second quarter a year ago. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Net income in the second quarter of fiscal 2002 was $7.6 million, compared with $8.4 million reported for the same period last year. Diluted earnings per share were $.34 compared with $.37 in the same period last year. Excluding the revaluation of acquired inventory and write-off of in-process research and development, diluted earnings per share were $.40 for the second quarter of fiscal 2001.

Results of Operations - Six Months Ended December 31, 2001 and 2000

Net sales for the six months ended December 31, 2001 were $88.8 million, a decrease of 3% from the $91.2 million reported for the same period last year. Sales declined compared to the same period last year in both our Japanese and North American markets. Sales in Europe increased in both local currency and reported dollars. Had currency rates been the same as in last year's first six months, sales would have declined 2%.

Gross margin for the first six months of fiscal 2002 was 64.7%, down from the 65.6% reported for the same period last year. Gross margin was lower due to the unfavorable effect of currency fluctuations and higher manufacturing costs.

Operating expenses of $39.4 million for the first six months of fiscal 2002 increased $1.3 million, or 3%, from the $38.0 million reported for the same period last year. As a percentage of sales, operating expenses were 44%, up from the 42% reported for the first six months of last year. SG&A expenses were $31.8 million, an increase of 6%, compared with the $30.0 million reported in the same period last year. The increase was due to the addition of LC Packings and two subsidiaries in China and Denmark.

R&D costs of $7.6 million were up 6% from the same period last year. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Write-off of in-process research and development represents a nonrecurring charge of $865,000 associated with the acquisition of LC Packings , completed in October 2000, for technology which had not reached technological feasibility and had no alternative future use.

Interest income for the first six months of fiscal 2002 was $246,000, a decrease of $177,000 from the same period last year. The decrease was due to lower interest rates partially offset by higher average cash balances.

Interest expense was $107,000 for the first six months of fiscal 2002, a decrease of $175,000 from the same period last year. The decrease was due to lower average borrowings outstanding.

Other income was $999,000 for the first half of fiscal 2002, compared with $853,000 for the same period last year. Other income resulted primarily from the sales of marketable equity securities.

The effective tax rate for the first six months of fiscal 2002 was 32.5%, unchanged from the same period last year. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Cumulative effect of change in accounting principle reflects the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") in the first quarter of fiscal 2001. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The cumulative effect of the change, totaling $359,000, net of taxes, is shown as a one-time charge to income in the income statement for the first six month of fiscal 2001.

Net income for the first six months of fiscal 2002 was $13.0 million, compared with $15.0 million reported for the same period last year. Diluted earnings per share for the first half of fiscal 2002 were $.57, compared with $.66 for the same period last year. Excluding the cumulative effect of change in accounting principle, revaluation of acquired inventory and write-off of in-process research and development, earnings per share for the first six months of fiscal 2001 were $.70.

Liquidity and Capital Resources

At December 31, 2001, the Company had cash and cash investments of $26.9 million. The Company's working capital was $69.4 million, up slightly from the $68.1 million reported at June 30, 2001. Cash generated by operating activities for the six months ended December 31, 2001 was $20.7 million compared with $7.5 million for the same period last year. The increase in operating cash flow was primarily due to a decrease in accounts receivable and inventory.

Cash used for investing activities was $1.1 million and $13.5 million in the first six months of fiscal 2002 and 2001, respectively. The decrease is primarily attributable to $11.4 million used in fiscal 2001 for the acquisition of LC Packings. Capital expenditures were $2.7 million and $3.1 million during the first six months of fiscal 2002 and 2001, respectively. The amount in fiscal 2002 includes $1.8 million related to an expansion of a manufacturing site in Germering, Germany.

Cash provided by (used for) financing activities was $(9.8) million and $7.6 million in the first six months of fiscal 2002 and 2001, respectively. The decrease is primarily attributable to the repurchase of common stock for $12.7 million in fiscal 2002, compared with $3.2 million in fiscal 2001. The Company also reduced the amount of net borrowings from $11.4 million at December 30, 2000 to $5.9 million at December 31, 2001.

At December 31, 2001, the Company had utilized $4.9 million of the Company's $34.9 million in committed bank lines of credit, mainly due to borrowings related to the Company's operations. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its bank lines of credit will be adequate to meet its cash requirements for fiscal 2002 and the foreseeable future. During the six months of fiscal 2002, the Company repurchased 469,470 shares of its common stock for $12.7 million.

The impact of inflation on Dionex Corporation's financial position and results of operations was not significant during the six months ended December 31, 2001.

Forward-looking statements

Except for historical information contained herein, the above discussion and the letter to shareholders contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risk and uncertainties include: general economic conditions, foreign currency fluctuations, competition from other products, existing product obsolescence, fluctuation in worldwide demand for analytical instrumentation, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail in the Company's Form 10-K for the year ended June 30, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to financial market risks, including changes in foreign currency rates, interest rates and marketable equity securities.

For a detailed analysis of these market risks see the discussion in the Company's Annual Report to Stockholders for the year ended June 30, 2001 and the Company's Form 10-K for the year ended June 30, 2001 filed with the Securities and Exchange Commission. There have been no material changes to these financial market risks since June 30, 2001.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 26, 2001, the Company held its annual meeting for the following purposes: (1) to elect directors, (2) to approve an amendment to the Dionex Corporation Stock Options Plan to increase the aggregate number of shares of Common Stock for issuance under the plan by 1 million shares, and (3) to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for its fiscal year ending June 30, 2002. A description of these matters is contained in the Company's Proxy Statement dated September 10, 2001, relating to the 2001 Annual Meeting of Stockholders.

There were 22,162,889 shares of the Company's common stock entitled to vote at the Annual Meeting of Stockholders based on the September 12, 2001 record date. The Company solicited proxies pursuant to Regulation 14 of the Securities and Exchange Act of 1934 and there was no solicitation to management's nominees for directors as listed in the proxy statement. Each director received a minimum of 17,912,169 votes, which represents at least 81% of the outstanding common stock entitled to vote.

The stockholders voted to approve the amendment to the Company's stock option plan with 12,282,860 votes for the proposal, representing at least 55% of the outstanding common shares entitled to vote.

The stockholders voted to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for its fiscal year ending June 30, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          (b)  Reports on Form 8-K.

               The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                               DIONEX CORPORATION
                               (Registrant)


Date: February 11, 2002        By:
                                  ----------------------------------------------
                                  A. Blaine Bowman
                                  President, Chief Executive Officer


                                  By:
                                  ----------------------------------------------
                                  Craig A. McCollam
                                  Vice President, Finance and Administration
                                  Principal Financial and
                                  Accounting Officer)