Form 10-Q
period 2002-03-31
DIONEX CORP /DE
filed 2002-05-15
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------
                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2002

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

                                        YES |X|    NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2002:

                     CLASS                    NUMBER OF SHARES
                     -----                    ----------------

                  Common Stock                   21,282,272

                               DIONEX CORPORATION
                                      INDEX


                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                        Page


           CONDENSED CONSOLIDATED BALANCE SHEETS
           March 31, 2002 and June 30, 2001.................          3


           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           Three Months Ended March 31, 2002 and 2001.......          4


           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           Nine Months Ended March 31, 2002 and 2001........          5


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine Months Ended March 31, 2002 and 2001........          6


           NOTES TO CONDENSED CONSOLIDATED FINANCIAL
           STATEMENTS.......................................       7-13



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................      14-20


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS.................................         21


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................         21


SIGNATURES..................................................         22

                               DIONEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                     March 31,        June 30,
                                                                       2002             2001
                                                                    ---------        ---------
                                                                   (unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents (including invested cash of $10,465
    at March 31, 2002 and $7,853 at June 30, 2001) .............    $  18,508        $  17,311
  Marketable equity securities .................................        3,146            5,858
  Accounts receivable (net of allowance for doubtful accounts
    of $978 at March 31, 2002 and $890 at June 30, 2001) .......       41,188           45,142
  Inventories ..................................................       22,203           25,017
  Deferred tax assets ..........................................        9,120            8,619
  Prepaid expenses and other ...................................        2,983            2,810
                                                                    ---------        ---------
         Total current assets ..................................       97,148          104,757

Property, plant and equipment, net .............................       42,495           42,327
Goodwill .......................................................       17,349           13,233
Intangible assets, net .........................................        5,599            6,423
Other assets ...................................................        7,471            6,942
                                                                    ---------        ---------
                                                                    $ 170,062        $ 173,682
                                                                    =========        =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks .......................................    $   3,161        $   2,495
  Accounts payable .............................................        5,171            6,250
  Accrued liabilities ..........................................       22,063           21,533
  Income taxes payable .........................................        4,065            3,425
  Accrued product warranty .....................................        2,967            2,983
                                                                    ---------        ---------
         Total current liabilities .............................       37,427           36,686

Deferred taxes and other liabilities ...........................        6,191            6,172
Long-term debt .................................................        1,018              966

Stockholders' equity:
  Preferred stock (par value $.001 per share; 1,000,000 shares
    authorized; none outstanding) ..............................           --               --
  Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding: 21,352,272 shares at
    March 31, 2002 and 22,177,005 shares at June 30, 2001) .....       67,691           67,282
  Retained earnings ............................................       66,559           70,204
  Accumulated other comprehensive loss .........................       (8,824)          (7,628)
                                                                    ---------        ---------
         Total stockholders' equity ............................      125,426          129,858
                                                                    ---------        ---------
                                                                    $ 170,062        $ 173,682
                                                                    =========        =========

See notes to condensed consolidated financial statements.

                               DIONEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                    (In thousands, except per share amounts)


                                                                 March 31,
                                                          ----------------------
                                                            2002          2001
                                                          --------      --------
                                                                (unaudited)

Net sales ...........................................     $ 45,060      $ 48,184
Cost of sales .......................................       15,388        16,212
                                                          --------      --------
Gross profit ........................................       29,672        31,972
                                                          --------      --------
Operating expenses:
  Selling, general and administrative ...............       15,878        16,314
  Research and product development ..................        3,775         3,771
                                                          --------      --------

     Total operating expenses .......................       19,653        20,085
                                                          --------      --------

Operating income ....................................       10,019        11,887

Interest income .....................................           62           270
Interest expense ....................................          (56)           --
Other income ........................................          570         1,405
                                                          --------      --------

Income before taxes on income .......................       10,595        13,562
Taxes on income .....................................        3,447         4,408
                                                          --------      --------

     Net income .....................................     $  7,148      $  9,154
                                                          ========      ========

Basic earnings per share ............................     $   0.33      $   0.41
                                                          ========      ========

Diluted earnings per share ..........................     $   0.33      $   0.40
                                                          ========      ========

Shares used in computing per share amounts:
  Basic .............................................       21,491        22,191
                                                          ========      ========
  Diluted ...........................................       21,944        23,033
                                                          ========      ========


See notes to condensed consolidated financial statements.

                               DIONEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                    (In thousands, except per share amounts)


                                                                March 31,
                                                         ----------------------
                                                            2002         2001
                                                         ---------    ---------
                                                               (unaudited)

Net sales ............................................   $ 133,855    $ 139,399
Cost of sales ........................................      46,775       47,499
Revaluation of acquired inventory ....................          --          121
                                                         ---------    ---------
Gross profit .........................................      87,080       91,779
                                                         ---------    ---------
Operating expenses:
  Selling, general and administrative ................      47,657       46,315
  Research and product development ...................      11,358       10,954
  Write-off of in-process research and development ...          --          865
                                                         ---------    ---------

     Total operating expenses ........................      59,015       58,134
                                                         ---------    ---------

Operating income .....................................      28,065       33,645

Interest income ......................................         309          694
Interest expense .....................................        (164)        (283)
Other income .........................................       1,569        2,258
                                                         ---------    ---------

Income before taxes on income ........................      29,779       36,314
Taxes on income ......................................       9,678       11,802
                                                         ---------    ---------
Income before cumulative effect of change in
  accounting principle ...............................      20,101       24,512

Cumulative effect of change in accounting principle ..          --         (359)
                                                         ---------    ---------

     Net income ......................................   $  20,101    $  24,153
                                                         =========    =========

Basic earnings per share:
  Income before cumulative effect of change in
    accounting principle .............................   $    0.92    $    1.11
  Cumulative effect of change in accounting principle           --        (0.02)
                                                         ---------    ---------
    Net income .......................................   $    0.92    $    1.09
                                                         =========    =========

Diluted earnings per share:
  Income before cumulative effect of change in
    accounting principle .............................   $    0.90    $    1.07
  Cumulative effect of change in accounting principle           --        (0.02)
                                                         ---------    ---------
    Net income .......................................   $    0.90    $    1.05
                                                         =========    =========

Shares used in computing per share amounts:
  Basic ..............................................      21,851       22,119
                                                         =========    =========
  Diluted ............................................      22,355       22,908
                                                         =========    =========

See notes to condensed consolidated financial statements.

                               DIONEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (In thousands)


                                                                                 March 31,
                                                                         ------------------------
                                                                            2002           2001
                                                                         ---------      ---------
                                                                               (unaudited)
Cash and cash equivalents provided by (used for):

Cash flows from operating activities:
Net income .........................................................     $  20,101      $  24,153
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Write-off of in-process research and development .................            --            865
  Gain on sale of marketable securities ............................        (1,597)        (2,170)
  Depreciation and amortization ....................................         3,530          3,807
  Deferred taxes ...................................................        (1,047)        (1,191)
  Tax benefit related to stock option plans ........................           656          1,095
  Changes in assets and liabilities:
    Accounts receivable ............................................         3,959         (6,967)
    Inventories ....................................................         2,936         (8,937)
    Prepaid expenses and other assets ..............................        (1,195)        (2,218)
    Accounts payable ...............................................        (1,108)           386
    Accrued liabilities ............................................           902            843
    Income taxes payable ...........................................           497          2,834
    Accrued product warranty .......................................           (29)        (1,317)
                                                                         ---------      ---------
Net cash provided by operating activities ..........................        27,605         11,183
                                                                         ---------      ---------
Cash flows from investing activities:
  Proceeds from sale of marketable securities ......................         2,531          2,484
  Purchase of property, plant and equipment ........................        (3,315)        (6,253)
  Acquisition of LC Packings, net of cash acquired .................        (2,500)       (12,404)
  Other ............................................................            74             --
                                                                         ---------      ---------
Net cash used for investing activities .............................        (3,210)       (16,173)
                                                                         ---------      ---------
Cash flows from financing activities:
  Net change in borrowings under lines of credit ...................           821          2,001
  Proceeds from long-term debt .....................................           483          2,691
  Principal payments on long-term debt .............................          (333)          (439)
  Sale of common stock .............................................         2,916          3,209
  Repurchase of common stock .......................................       (26,909)        (3,464)
  Other ............................................................            --             --
                                                                         ---------      ---------
Net cash provided by (used for) financing activities ...............       (23,022)         3,998
                                                                         ---------      ---------

Effect of exchange rate changes on cash ............................          (176)         1,144
                                                                         ---------      ---------

Net increase in cash and cash equivalents ..........................         1,197            152
Cash and cash equivalents, beginning of period .....................        17,311          9,386
                                                                         ---------      ---------

Cash and cash equivalents, end of period ...........................     $  18,508      $   9,538
                                                                         =========      =========

Supplemental disclosures of cash flow information:
  Income taxes paid ................................................     $   9,403      $   9,952
  Interest paid ....................................................     $     165      $     509

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

2.    Revenue Recognition Policy

      We derive revenue from the sale of products and from services rendered to our customers including installation, training and maintenance. Generally, our products contain embedded software that is essential to their functionality.

      We recognize revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101") and Statement of Position 97-2, Software Revenue Recognition, ("SOP 97-2") when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, collection is probable and vendor specific objective evidence exists to allocate revenue to the various elements of the arrangement. Vendor specific objective evidence is based on the price charged when an element is sold separately or, if not yet sold separately, when the price is established by authorized management. Delivery is generally considered to have occurred when shipped.

                               DIONEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      We sell our equipment through our direct sales force and through distributors and resellers. Sales through distributors and resellers are recognized as revenue upon sale to the distributor or reseller as these sales are considered to be final and no right of return or price protection exists. Customer acceptance is generally limited to performance under our published product specifications. When additional customer acceptance conditions apply, all revenue related to the sale is deferred until acceptance is obtained. Our equipment typically includes a one-year warranty. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

      Installation and training services are not considered to be essential to the functionality of our products, and revenue related to these items is recognized when the services are completed. We recognize maintenance fees ratably over the period of the related maintenance contract. Maintenance consists of product repair services, unspecified software upgrades and telephone support.

3.    Acquisition

      On October 17, 2000, the Company purchased all of the issued and outstanding shares of LC Packings Nederland B.V. and LC Packings (U.S.A.), Inc. (collectively referred to as "LC Packings") for a purchase price of $12 million. In addition, the shareholders of LC Packings have the right to receive additional contingent purchase consideration, to be paid in varying amounts at the end of calendar years 2000 through 2004, in the event LC Packings achieves certain revenue goals. If the entire additional contingent purchase consideration is achieved, the shareholders of LC Packings will be paid an additional amount not to exceed $13 million. At March 31, 2002, $7.8 million of the additional contingent purchase consideration had been earned and was recorded as goodwill.

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

                               DIONEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.    New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this accounting standard for business combinations on July 1, 2001. The adoption of SFAS No. 141 did not have a significant impact on the Company's results of operations.

      On July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis.

      The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairment identified treated as a cumulative effect of a change in accounting principle. The Company completed the transitional impairment test and concluded that recorded amounts were not impaired.

                               DIONEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                   Three Months Ended    Nine Months Ended
                                        March 31,            March 31,
                                    -----------------   -----------------
                                      2002     2001       2002      2001
                                    -------   -------   -------   -------
                                      (in thousands,      (in thousands,
                                          except              except
                                    per share amounts)  per share amounts)

Reported net income                 $ 7,148   $ 9,154   $20,101   $24,153
Add: Goodwill amortization,
     net of tax                          --       163        --       249
                                    -------   -------   -------   -------

Adjusted net income                 $ 7,148   $ 9,317   $20,101   $24,402
                                    =======   =======   =======   =======

Diluted earnings per share:
   As reported                      $  0.33   $  0.40   $  0.90   $  1.05
   Goodwill amortization,
   net of tax                            --      0.01        --      0.02
                                    -------   -------   -------   -------
                                    $  0.33   $  0.41   $  0.90   $  1.07
                                    =======   =======   =======   =======

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Impairment on Disposal of Long-Lived Assets, effective for fiscal years beginning after December 31, 2001. Under SFAS No. 144, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. The Company is currently evaluating the impact of SFAS No. 144 to its consolidated financial statements.

                               DIONEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.    Inventories

      Inventories consist of (in thousands):

                                        March 31, 2002   June 30, 2001
                                        --------------   -------------

             Finished goods                $ 9,524          $ 9,342
             Work in process                 3,245            4,469
             Raw materials                   9,434           11,206
                                           -------          -------
                                           $22,203          $25,017
                                           =======          =======

6.    Income Taxes

      The effective income tax rate for the first nine months of fiscal 2002 was 32.5%, unchanged from the same period in fiscal 2001.

7.    Cumulative Effect of Change in Accounting Principle

      During the nine months ended March 31, 2001, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101"). SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies.

      The Company's policy prior to fiscal year 2001 was to recognize product installation revenue upon shipment and to accrue product installation costs at the time revenue was recognized. Under the provisions of SAB 101, the Company defers installation revenue until installation has been completed and recognizes installation costs as incurred.

      The cumulative effect of the change, totaling $359,000, is shown as a one-time charge to income in the first quarter's income statement of fiscal 2001. If SAB 101 had been adopted at the beginning of fiscal 2000, the effect on the results of operations for the three and nine month periods ended March 31, 2001 would not have been material.

                               DIONEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.    Comprehensive Income

      Components of comprehensive income include net income, foreign currency translation adjustments and unrealized gains or losses on equity securities available for sale. As such, Accumulated Other Comprehensive Income in the Condensed Consolidated Balance Sheets represents cumulative foreign currency translation adjustments and unrealized gains or losses on equity securities available for sale. Comprehensive income was $6,024,000 and $1,069,000 for the three months ended March 31, 2002 and 2001, respectively, and $18,906,000 and $13,756,000 for the nine months ended March 31, 2002 and 2001, respectively.

9.    Net Income Per Share

      Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding using the treasury stock method. The difference between the number of shares outstanding for basic and diluted earnings per share is due to stock options outstanding during the periods presented. At March 31, 2002 and 2001, there were 1,484,239 and 49,485 options, respectively, excluded from the diluted earnings per share calculation due to being anti-dilutive.

10.   Common Stock Repurchases

      During the first nine months of fiscal 2002, the Company repurchased 1,029,070 shares of its common stock on the open market, compared with 126,600 shares repurchased in the first nine months of the previous fiscal year. During all of fiscal 2001, the Company repurchased 361,000 shares.

                               DIONEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11.   Goodwill and Other Intangible Assets

      Changes in the carrying amount of goodwill for the nine months ended March 31, 2002 are as follows (in thousands):

                                                               Total
                                                               -----

        Balance as of July 1, 2001                            $13,233
        Goodwill acquired during the period                     3,955
        Translation adjustments and other                         161
                                                              -------
        Balance as of March 31, 2002                          $17,349
                                                              =======

      In connection with the adoption of SFAS No. 142, the company performed a transitional impairment test on goodwill and determined that goodwill was not impaired.

      Information regarding the Company's other intangible assets having a finite life is as follows (in thousands):

                                  As of March 31, 2002                             As of June 30,2001
                                  --------------------                             ------------------
                       Carrying        Accumulated                      Carrying       Accumulated
                        Amount        Amortization         Net           Amount        Amortization      Net
                        ------        ------------         ---           ------        ------------      ---
Patents and
 Trademarks            $   379          $  (375)         $    4          $  375          $  (375)      $   --
Developed
 Technology              5,383           (2,039)          3,344           5,295           (1,428)       3,867
Core
 Technology              2,844             (593)          2,251           2,844             (288)       2,556
                       -------          -------          ------          ------          -------       ------
Total                  $ 8,606          $(3,007)         $5,599          $8,514          $(2,091)      $6,423
                       =======          =======          ======          ======          =======       ======

Amortization expense of other intangible assets was $881,000 and $683,000 respectively, for the nine months ended March 31, 2002 and 2001. The estimated amortization for each of the five fiscal years subsequent to June 30, 2001 is as follows:

                  Year Ended                   Amortization
                   June 30,                       Expense
                  ----------                   ------------

                     2002                         $1,180
                     2003                          1,180
                     2004                          1,180
                     2005                          1,180
                     2006                            860
                                                  ------
                     Total                        $5,580
                                                  ======

                               DIONEX CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended March 31, 2002 and 2001

Net sales for the third quarter of fiscal 2002 were $45.1 million, a decrease of 6% from the $48.2 million reported for the same period last year. Sales in North America were essentially unchanged compared with the same period last year. Sales in Japan decreased significantly over the prior year period. Sales increased in Europe in local currency but were down slightly in reported dollars. In constant currency, sales growth would have been 4% higher.

Gross margin for the third quarter of fiscal 2002 was 65.8%, down from the 66.4% reported for the same period last year. Gross margin was lower primarily due to the unfavorable effect of currency fluctuations.

Operating expenses of $19.7 million for the third quarter of fiscal 2002 were down $0.4 million, or 2%, from the $20.1 million reported in the same quarter last year. As a percentage of sales, operating expenses were 44%, slightly higher than the 42% reported for the third quarter last year. Selling, general and administrative (SG&A) expenses decreased $0.4 million, or 3%, to $15.9 million in the third quarter of fiscal 2002. The decrease was due to lower selling costs.

Research and development (R&D) costs of $3.8 million were essentially unchanged from the $3.8 million reported in the same period last year. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Other income was $570,000 in the third quarter of fiscal 2002 compared with $1.4 million reported for the same period last year. Other income resulted primarily from the sale of marketable equity securities.

The effective tax rate for the third quarter of fiscal 2002 was 32.5%, unchanged from the third quarter a year ago. The consistent tax rate reflects stability in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Net income in the third quarter of fiscal 2002 was $7.1 million, compared with $9.2 million reported for the same period last year. Diluted earnings per share were $0.33 compared with $0.40 in the same period last year.

Results of Operations - Nine Months Ended March 31, 2002 and 2001

Net sales for the first nine months of fiscal 2002 were $133.9 million, a decrease of 4% from the $139.4 million reported for the same period last year. Sales decreased slightly over the prior year period in our North American market. Sales increased in Europe in local currency and reported dollars. Sales in Japan declined sharply in both local currency and reported dollars. In constant currency, sales would have declined 2%.

Gross margin for the first nine months of fiscal 2002 was 65.1%, down from the 65.8% reported for the same period last year. Gross margin was lower due to the unfavorable effect of currency fluctuations.

Operating expenses of $59.0 million for the first nine months of fiscal 2002 were up $0.9 million, or 2%, from the $58.1 million reported in the same period last year. As a percentage of sales, operating expenses were 44%, up from the 42% reported for the first nine months last year. Selling, general and administrative (SG&A) expenses increased $1.3 million, or 3%, to $47.7 million in the first nine months of fiscal 2002. The increase was due to the addition of LC Packings, higher selling costs, primarily personnel and related costs, partially offset by the favorable effect of currency fluctuations on international selling expenses.

Research and development (R&D) costs of $11.4 million were up from the $11.0 million reported in the same period last year. The level of R&D spending varies depending on both the breadth of the Company's R&D efforts and the stage of specific product development.

Write-off of in-process research and development represents a nonrecurring charge of $865,000 associated with the acquisition of LC Packings completed in October 2000 for technology which had not reached technological feasibility and had no alternative future use.

Other income was $1.6 million in the first nine months of fiscal 2002 compared with $2.3 million reported for the same period last year. Other income resulted primarily from the sale of marketable equity securities.

The effective tax rate for the first nine months of fiscal 2002 was 32.5%, unchanged from the first nine months a year ago. The consistent tax rate reflects stability in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Cumulative effect of change in accounting principle reflects the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101") in the first nine months of fiscal 2001. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The cumulative effect of the change, totaling $359,000, is shown as a one-time charge to income in the first nine months of fiscal 2001.

Net income in the first nine months of fiscal 2002 was $20.1 million, compared with $24.2 million reported for the same period last year. Diluted earnings per share before the cumulative effect of change in accounting principle were $0.90 compared with $1.07 for the same period last year. After the effect of the change, diluted earnings per share were $0.90 compared with $1.05 in the same period last year. Net income per share was favorably impacted by the Company's stock repurchase program.

Liquidity and Capital Resources

At March 31, 2002, the Company had cash and cash investments of $18.5 million. The Company's working capital was $59.7 million, a decrease of $8.4 million from the $68.1 million reported at June 30, 2001. Cash generated by operating activities for the nine months ended March 31, 2002 was $27.6 million compared with $11.2 million for the same period last year. The increase in operating cash flow was primarily due to a decrease in receivables and inventory.

Cash used for investing activities was $3.2 million and $16.2 million in the first nine months of fiscal 2002 and 2001, respectively. The decrease is primarily attributable to $12.4 million used in fiscal 2001 for the acquisition of LC Packings. Capital expenditures were $3.3 million and $6.3 million during the first nine months of fiscal 2002 and 2001, respectively. The amount in fiscal 2002 includes $1.8 million related to an expansion of a manufacturing site in Germering, Germany.

Cash provided by (used for) financing activities was $(23.0) million and $4.0 million in the first nine months of fiscal 2002 and 2001, respectively. The decrease is primarily attributable to the repurchase of common stock for $26.9 million in fiscal 2002, compared with $3.5 million in fiscal 2001. Net borrowings increased from $3.5 million at June 30, 2001 to $4.2 million at March 31, 2002.

At March 31, 2002, the Company had utilized $4.2 million of the Company's $34.8 million in committed bank lines of credit, mainly due to borrowings related to the Company's operations. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its bank lines of credit will be adequate to meet its cash requirements for the next 12 months. During the nine months of fiscal 2002, the Company repurchased 1,029,070 shares of its common stock for $26.9 million.

The impact of inflation on Dionex Corporation's financial position and results of operations was not significant during the nine months ended March 31, 2002.

Forward-looking Statements

Except for historical information contained herein, the above discussion and the letter to shareholders contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risks and uncertainties include: general economic conditions, foreign currency fluctuations, competition from other products, existing product obsolescence, fluctuation in worldwide demand for analytical instrumentation, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail in the Company's Form 10-K for the year ended June 30, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date herein. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date herein or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

Summary:

The preparation of consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an on-going basis, including those related to product returns and allowances, bad debts, inventory valuation, goodwill and intangible assets, income taxes, warranty and installation provisions, and contingencies.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition Policy:

We derive revenue from the sale of products and from services rendered to our customers including installation, training and maintenance. Generally, our products contain embedded software that is essential to their functionality.

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101") and Statement of Position 97-2, Software Revenue Recognition, ("SOP 97-2") when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, collection is probable and vendor specific objective evidence exists to allocate revenue to the various elements of the arrangement. Vendor specific objective evidence is based on the price charged when an element is sold separately or, if not yet sold separately, when the price is established by authorized management. Delivery is generally considered to have occurred when shipped.

We sell our equipment through our direct sales force and through distributors and resellers. Sales through distributors and resellers are recognized as revenue upon sale to the distributor or reseller as these sales are considered to be final and no right of return or price protection exists. Customer acceptance is generally limited to performance under our published product specifications. When additional customer acceptance conditions apply, all revenue related to the sale is deferred until acceptance is obtained. Our equipment typically includes a one-year warranty. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

Installation and training services are not considered to be essential to the functionality of our products, and revenue related to these items is recognized when the services are completed. We recognize maintenance fees ratably over the period of the related maintenance contract. Maintenance consists of product repair services, unspecified software upgrades and telephone support.

Loss Provisions on Accounts Receivable and Inventory:

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We assess collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, independent credit reports, industry trends and the macro-economic environment. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of our revenue for any period. Historically, the Company has not experienced significant sales returns or bad debt losses.

The Company values all of its inventories at the lower of standard cost (which approximates to cost on a first-in, first-out basis) or market. The Company estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional valuation provisions may be required.

Long-Lived Assets, Intangible Assets with Finite Lives and Goodwill:

We assess the impairment of long-lived assets, intangible assets with finite lives and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we assess goodwill for impairment at least annually. Factors we consider important which could trigger an impairment review include but are not limited to the following:

      o significant underperformance relative to expected historical or projected future operating results;

      o     significant negative industry or economic trends;

      o     significant changes or developments in strategic technology.

When we determine that the carrying value of long-lived assets and intangible assets with finite lives may not be recoverable based upon the existence of one or more of the above or other indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Goodwill is tested for impairment by comparing the fair value of related reporting units to its carrying value. As of July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets and as a result, we ceased to amortize approximately $13.2 million of goodwill at June 30, 2001. In lieu of amortization, we are required to perform an impairment review at least annually. We completed our initial review during the first half of fiscal 2002 and no impairment was necessary.

Warranty:

Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from our previous estimates, revisions to the estimated warranty liability would be required.

Income Taxes:

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization, and inventory reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. In the event that actual results differ from these estimates, we may need to revise the valuation allowance which could materially impact our financial position and results of operations.

                               DIONEX CORPORATION

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


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      (b)   Reports on Form 8-K.

            The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                  DIONEX CORPORATION
                                  (Registrant)


Date:  May 14, 2002               By: /s/ A. Blaine Bowman
                                      ---------------------------
                                      A. Blaine Bowman
                                      President, Chief Executive
                                      Officer


                                  By: /s/ Craig A. McCollam
                                      ---------------------------
                                      Craig A. McCollam
                                      Vice President, Finance and
                                      Administration
                                      (Principal Financial and
                                      Accounting Officer)