Form 10-K
period 2002-06-30
DIONEX CORP /DE
filed 2002-08-28
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2002

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

Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant’s Common Stock held by nonaffiliates on August 23, 2002 (based upon the closing price of such stock as of such date) was $544,103,323.

As of August 23, 2002, 21,130,031 shares of the Registrant’s Common Stock were outstanding.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 25, 2002 are incorporated by reference in Part III of this Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended June 30, 2002, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes”, “anticipates”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such factors include, among others: the continuation or spread of the current economic downturn; risks related to international operations, including foreign currency fluctuations; the importance of meeting customer demand for new products; competition in the analytical instrumentation market; our ability to maintain inventories; the importance of attracting and retaining key personnel; and our ability to protect our proprietary information and other risk factors set forth under “Risks and Uncertainties” and elsewhere in this Form 10-K. We expressly disclaim any obligation to update or publicly release any revision to these forward-looking statements after the date of this Form 10-K.

PART I

Item 1. BUSINESS

OVERVIEW

Dionex Corporation* designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. The Company’s products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications. Since July 1, 2000, there have been no material changes in the mode of conducting the business of the Company.

INDUSTRY SEGMENT INFORMATION

The Company operates in a single industry segment consisting of analytical instruments and related services.

*	Unless the context otherwise requires, the terms “Dionex” and “the Company” as used herein include Dionex Corporation, a Delaware corporation, and its subsidiaries. Dionex was initially incorporated in California in 1980. In 1986, the Company reincorporated in Delaware.

PRODUCTS

Dionex designs, manufactures, markets and services a range of liquid chromatography systems, sample preparation devices and related products that are used by chemists to separate and quantify the individual components of complex chemical mixtures in many major industrial, research and laboratory markets. Typically, the Company’s chromatography systems consist of several components including a specially designed liquid pumping and flow system, a sample injection system, a separator column, a suppressor or other post-column device, a detector and a data collection and analysis system. These components are designed to be modular so that systems can be configured to meet the particular analytical requirements of individual customers. Moreover, individual components may be sold separately to existing customers that wish to expand their systems.

The Company’s chromatography systems are currently focused in several product areas: ion chromatography (IC), high performance liquid chromatography (HPLC) and capillary-/nano-HPLC. The Company also provides a mass spectrometer coupled with an IC or HPLC system. For sample preparation, the Company provides solvent extraction systems. In addition, the Company develops and manufactures columns, detectors, data collection and analysis systems and other products to be used in these product areas. Each of these product areas is described below.

Ion Chromatography - Ion Chromatography is a form of chromatography that separates ionic (charged) molecules, usually found in water-based solutions, and typically separates and detects them based on their electrical conductivity. The sale of Dionex IC systems and related columns, suppressors, detectors, automation and other products accounts for the majority of the Company’s revenues.

Dionex IC products are used in a wide range of applications, including environmental monitoring, quality control of pharmaceuticals, corrosion monitoring, evaluation of raw materials, quality control of industrial processes and products, research and development, and regulation of the chemical composition of food, beverage and cosmetic products. Major customers include environmental testing laboratories, life science and food companies, chemical and petrochemical firms, power generating facilities, electronics manufacturers, government agencies and academic institutions.

The Company offers a variety of products for IC:

ICS-90 IC System — In fiscal 2002, the Company introduced the ICS-90, a routine, integrated IC system. The ICS-90 was designed for routine isocratic ion analysis and provides rapid start up times and stable performance.

DX-120 IC System — The DX-120 is a cost-effective IC system for customers who need simple, dedicated instrumentation for routine ion analysis. The DX-120 was designed for improved reliability and automation, allowing for quick set-up, simple operation, and high quality isocratic performance and communication links for data handling.

DX-320 IC System — The DX-320 is a high-performance, dedicated IC system with more versatility than the DX-120. The DX-320 runs isocratic applications and gradient applications in conjunction with the EG40 Eluent Generator.

DX-600 IC System and PeakNet 6.4 — The DX-600 IC system is the Company’s most powerful and flexible ion chromatography system. The system is modular, offering both gradient and isocratic pumps, a number of chromatography enclosures or chromatography ovens, advanced autosampler options and a variety of detection methods, including conductivity, electrochemical and absorbance (including photodiode array (PDA)). The advanced electronics and modularity of the system provide enough versatility to cover any combination of demanding IC applications. The DX-600 is automated and its data are collected and managed by the PeakNet chromatography software. PeakNet’s data query, electronic signatures/approvals and “system wellness” provisions allow greater power and simplicity in running IC applications, in compliance with 21 CFR Part 11.

Process Instrumentation — In fiscal 1998, the Company began shipping the DX-800, the next generation continuous on-line monitoring system. The DX-800 uses industry standard PC-based automation, similar to that used in laboratory chromatography. Major applications for the Company’s DX-800 are in the power industry for the continuous monitoring of corrosive contaminants in boiler water, the semiconductor industry for continuous monitoring of contaminants in high purity water, and the pharmaceutical and chemical industries for continuous monitoring of biological and chemical synthesis processes.

The Company’s IC systems and related accessories and software are marketed and sold worldwide.

High Performance Liquid Chromatography — HPLC is a form of chromatography that separates molecules such as proteins, carbohydrates, amino acids, pharmaceuticals and chemicals and identifies them by measuring the amount of light that the molecules absorb or emit when exposed to a light source. The Company’s HPLC customers include life sciences companies active in biological research, biotechnology, pharmaceutical drug discovery and development, and other industrial companies.

The Company offers the following products for HPLC:

Summit HPLC System and CHROMELEON 6.4 Software — The Summit HPLC System includes the new P680 pump, introduced in fiscal 2002, which comes in both isocratic and gradient versions, an absorbance detector (including PDA), and an autosampler with optional thermal cooling. The CHROMELEON software offers PDA control, multi-instrument control (including control of other companies’ equipment), validation provisions as required by 21 CFR Part 11 and many other powerful features. The Summit HPLC System and CHROMELEON are marketed and sold worldwide, except in Japan.

BioLC System — The BioLC features an inert, metal-free, polyetheretherketone (PEEK) flow path to preserve chemically unstable biomolecules. The BioLC provides third-generation pumps and detectors, including the GS50 gradient pump, the premier pump for BioLC, and a choice of electrochemical, absorbance and photodiode array detectors. These options allow for a wide range of applications so that analysts using the BioLC can quantify carbohydrates, amino acids, proteins and peptides, nucleic acids and small biomolecules. The instrument ships with PeakNet chromatography software and is marketed and sold worldwide.

Capillary-/nano-HPLC — Capillary-/nano-HPLC is a form of HPLC that uses low flow rates for analyzing sample volumes that are much smaller than those of traditional HPLC.

The Company offers the following products for capillary-/nano-HPLC:

UltiMate Capillary-/Nano-LC System — The acquisition of LC Packings in fiscal 2001 expanded the Company’s product offerings to include capillary-/nano-LC products. The UltiMate system, a dedicated microseparation system, consists of a high-precision pump that is coupled with a proprietary method of flow splitting to provide accurate, reproducible isocratic and gradient separations from 40 µl/min. to 100 nL/min. The UltiMate also has a specially developed UV detector. This detector coupled with our proprietary capillary flow cells allows the most sensitive UV detection in microcolumn separations. Accessories for the UltiMate system include the FAMOS autosampler and the Switchos module for use with large volume samples.

In fiscal 2002, the Company expanded its offerings in the micro-analysis market by acquiring the right to manufacture and distribute the Probot microfraction collector. The Probot allows collection or dispensation of micro samples. The Probot also is used for precision spotting of MALDI-TOF mass spectrometer targets.

Mass Spectrometry — In fiscal 2000, the Company signed an agreement with Thermo Electron to sell its Finnigan AQA mass spectrometer (MS) with Dionex Summit HPLC, BioLC and DX-600 IC systems. In fiscal 2002, Thermo Electron introduced the MSQ Mass Spectrometer. The agreement with Thermo Electron allows Dionex to market LC/MS and IC/MS system to existing and new customers worldwide, particularly in the pharmaceutical market, but also for environmental testing, drug, beverage and food testing and many other applications. The MSQ mass spectrometer is a compact, benchtop, single quadrupole mass detector for HPLC/MS and IC/MS. The standard system is supplied with both Electrospray (ESI) and Atmospheric Pressure Chemical Ionization (APCI) for maximum analytical flexibility. The agreement with Thermo Electron enables Dionex to reach chemists desiring MS capabilities who previously were not among the Company’s potential customers.

Sample Preparation — The Company offers Accelerated Solvent Extraction (ASE) for automated sample preparation. The ASE 300 is an automated sample extraction instrument for large samples up to 100 mL and the ASE 200 is for samples less than 34 mL. Both ASE systems extract solid samples using common solvents at elevated temperatures and pressures. The ASE systems extract solid samples in an automated fashion using the same solvents used in traditional soxhlet techniques. Competitive techniques include soxhlet, sonication, microwave extraction and supercritical fluid extraction. The ASE 200 and 300 systems offer several advantages over other solvent based extraction techniques including lower solvent consumption, reduced extraction time, higher throughput through automation and ease of use. ASE 200 and 300 systems are used worldwide for a number of environmental, industrial and food and beverage applications. The Company offers the Solvent Controller Module, which automates the delivery of multiple solvents to the ASE systems, and AutoASE, an add-on software feature which allows control of up to eight ASE systems from one location, as well as methods storage and documentation.

In fiscal 2002, the Company introduced the ASE 100, a semi-automatic extraction system which handles one extraction at a time. The ASE 100 uses the same technology as the ASE 200 and 300 systems. These systems are marketed worldwide.

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

Software — PeakNet 6.4, introduced in fiscal 2002, is the Company’s latest release of Windows-based applications for IC and BioLC. PeakNet makes possible the use of multi-featured, high performance computer systems to automate control, data acquisition, analysis and reporting of the Company’s IC systems. Significant features include multi-vendor support, provisions for electronic signature and sign-off, SQL-based data management/retrieval, security features, system wellness and validation measures in compliance with 21 CFR Part 11.

The Company introduced in fiscal 2002, as part of the Summit HPLC system, the CHROMELEON 6.4 data management system. Like PeakNet, CHROMELEON is a 32-bit application designed to run on Windows 95, 98 and Windows NT and even mixed platforms. CHROMELEON operates most liquid and gas chromatography systems from a single user interface. It is an easy-to-use, flexible data management system with a built-in SQL database and client/server architecture.

The Company offers the universal interface (UI20) module that allows PeakNet workstations to accept data from other Dionex instruments, as well as instruments manufactured by other vendors.

In addition, the Company offers the universal chromatography interface (UCI-100) module that allows Chromeleon workstations to accept data from a wide variety of instruments produced by third party vendors.

Autosamplers — The Company offers a number of autosamplers that address a variety of customer needs.

The AS40 Automated Sample Injection module (AS40) is a low-cost, metal-free, rugged automated sample loading device designed especially for ion chromatography applications. The AS40 can be used with the Company’s IC systems.

For more complex needs, the Company offers the AS50 Auto-Select Autosampler (AS50). The AS50 is a high-performance, random vial access autosampler with automated sample preparation which is used with BioLC, DX-320 and DX-600 systems.

For HPLC applications, the Company offers the ASI-100 Autosampler (ASI-100) with optional thermal control for temperature-sensitive samples. The ASI-100 provides speed, simplicity, reliability and precision with an innovative in-line split-loop injection technology. The removable carousels and programmable needle depth allows the ASI-100 to accommodate a variety of sample vials and sizes. The ASI-100 is marketed with our Summit product line.

For capillary-/nano-HPLC, the Company offers the FAMOS Micro Autosampler. The FAMOS is a fully automated micro autosampler for sample injections from 96 or 386 well plates, PCR tubes or conventional 1.5 mil vials. The unique design allows for automated injection of volumes ranging from 50 nanoliters to up to 5 microliters. FAMOS has a proprietary injection technique that guarantees high performance and virtually no sample dispersion. The FAMOS is marketed with the UltiMate Systems.

Columns and Suppressors - The Company offers a wide variety of columns for use in IC, HPLC and capillary-/nano-HPLC applications. A liquid chromatography column generally consists of a hollow cylinder packed under high pressure with a chemical resin. The column’s function is to separate various chemical components in a sample. The Company develops and manufactures its own resins using proprietary processes. Dionex currently manufactures and markets a broad range of column types designed for particular applications in the liquid chromatography market.

The Company introduced several consumable products in fiscal 2002, including the IonPac Cryptand A1 Anion Exchange Column, IonPac CS16 Cation Exchange Column, IonPac CS12A-MS Cation Exchange Column, SC-CSRS Salt Converter-Cation Self-Regenerating Suppressor, and the ATC-HC Trap Column.

These products follow a steady stream of columns and chemistries introduced in the previous two years.

For HPLC applications, the Company offers its Acclaim line of silica-based reversed-phase columns for small molecule applications. Introduced in fiscal 2002, these columns are manufactured by Dionex and were developed to expand our product offerings in the HPLC market. The columns come in two particle sizes and two different chemistries, with 28 configurations. Dionex plans to introduce additional silica-based columns in fiscal 2003.

For capillary-/nano-HPLC applications, the Company offers a wide variety of micro, capillary and nano-HPLC columns. The columns range in size from 75 microns to 1 millimeter internal diameter and are packed with a variety of “stationary phase” materials.

In addition to columns, Dionex manufactures suppressors that are used to enhance detection in ion chromatography. The Company has proprietary positions in the technology of suppression used in ion chromatography as well as in the application of suppression techniques. The Company’s suppressors lower background conductivity while allowing separations using higher capacity columns and more concentrated eluents (liquids used to carry a sample through a liquid chromatography system). In fiscal 1993, Dionex enhanced its suppression technology with the introduction of the Self-Regenerating Suppressor (SRS). This product enhanced IC performance while operating with low maintenance requirements. The SRS product has been enhanced and modified, and the SRS-Ultra product is the latest in the SRS line of suppressors. The SRS-Ultra provides superior performance for trace level ion chromatography using hydroxide eluents and is used in the DX-600 and DX-320 IC systems.

In fiscal 2001, the Company introduced the Atlas Suppressor. The Atlas Suppressor provides improved sensitivity, lower noise and faster start-up over our previous, industry leading AutoSuppression technology, raising the bar even higher in the technology of electrolytic suppression for IC. The Atlas suppressor is ideal for most IC applications requiring carbonate eluents. The Atlas works with our DX-600 and DX-320 systems, and can be extended to the DX-120 system through the use of an external power supply.

In fiscal 2001, the Company introduced the new MMS III MicroMembrane Suppressor (MMS III) for ion chromatography with the new displacement chemical regeneration mode of operation. The MMS III can be used with all Dionex ion exchange columns and is recommended for the anion and cation separations using eluents containing solvents.

Detectors - Detectors are used to measure the quantity of various sample components after they have been separated in a chromatography column. Dionex currently offers several detector products based on conductivity, electrochemistry, absorbance (including the PDA-100 photodiode array detector), fluorescence and refractive index absorbance. This range of detectors is designed to meet customer requirements for analysis of organics, inorganics, metals, amino acids, biological compounds and pharmaceuticals.

Service and Other - The Company also generates revenue from its Customer Service organization through maintenance contracts, spare part sales, customer training and sales of other products and valued-added services. (See Technical Support, Installation and Service below.)

MARKETING AND CUSTOMERS

The Company’s marketing strategy is twofold. First, in those applications where Dionex technology is well established, the Company works to increase demand for its chromatography systems through direct mailings, advertising in trade publications, seminars and workshops, conferences and expositions, and direct sales calls. Growth in these markets results from identifying new customers in existing sales regions, extending geographic penetration and increasing demand for the Company’s products and technical support capabilities among existing customers.

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

The Company’s products are used extensively in environmental analysis and by the pharmaceutical, life science, biotechnology, chemical, petrochemical, power generation, food and beverage and electronics industries. Its customers include a number of the largest industrial companies worldwide, as well as government agencies, research institutions and universities. Geographically, sales to customers outside of North America accounted for 61% of consolidated sales in fiscal 2002, 60% of consolidated sales in fiscal 2001 and 58% of consolidated sales in fiscal 2000. No single customer accounted for 10% or more of the Company’s sales in fiscal 2002, 2001 or 2000.

Demand for the Company’s products is dependent upon the size of the markets for its chromatography systems, the level of capital expenditures of the Company’s customers, the rate of economic growth in its major markets and competitive considerations. There can be no assurances that the Company’s results of operations will not be adversely impacted by a change in any of these factors. The Company believes that demand for its products does not exhibit any significant seasonal pattern.

Dionex manufactures its products based upon its forecast of customer demand and maintains inventories of completed modules in advance of receipt of firm orders from its customers. Orders are generally placed by the customer on an as-needed basis, and products are usually shipped within four to six weeks after receipt of an order. Dionex does not maintain a substantial backlog, and backlog as of any particular date may not be indicative of the Company’s actual sales in any succeeding period. The level of backlog at June 30, 2002 was $28.4 million and at June 30, 2001 was $21.6 million.

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

Companies competing with Dionex in the analytical instruments market include Agilent Technologies, Inc., Perkin-Elmer, Inc., Shimadzu Corporation, Thermo Instruments, Varian, Inc. and Waters Corporation. The Company believes no single competitor has a dominant position in the analytical instruments market.

The Company believes it has a major position in IC, one of many different analytical techniques. Dionex IC systems generally compete with a number of analytical techniques used in identifying and quantifying ionic and polar compounds. The primary sources of competition for IC are conventional manual and automated wet chemistry procedures and certain modified liquid chromatography systems and liquid chromatography systems using single column ion chromatography (SCIC) method that does not use a suppressor device. The Company’s competitors also offer products to compete in ion analysis and chromatography using suppression technology similar to that offered by the Company in earlier generation modules during the 1980’s. Companies competing with Dionex in IC included such vendors as Alltech Associates, Lachat, Metrohm Ltd, Shimadzu Corporation, Waters Corporation and other smaller companies.

The Company believes it has a small but growing share in HPLC, one of many different analytical techniques. The Company’s Summit HPLC system competes directly with other manufacturers’ HPLC systems in traditional HPLC applications. Dionex believes that the Summit HPLC system has certain benefits over competing systems, including advanced pump technology and a high performance autosampler. In addition, the Company believes that its CHROMELEON, software package provides competitive advantages over its competitors’ software offerings.

The Company’s BioLC system also competes directly with other manufacturers’ HPLC systems in certain traditional HPLC applications. Dionex is a relatively new entrant in the highly competitive HPLC and biological separations markets. Nonetheless, management believes that its BioLC system has certain benefits over competing systems, including a non-metallic flow path and the capability of performing gradient ion chromatography, as well as HPLC, on a single analytical system.

Competitors of the Company in HPLC include such vendors as Agilent Technologies, Inc., Shimadzu Corporation, Thermo Electron, Varian, Inc., Waters Corporation and various smaller companies.

The Company’s ASE 100, 200 and 300 systems compete directly with standard soxhlet, sonication, supercritical fluid extraction and microwave extraction techniques provided by other companies. Management believes that the ASE 200 and 300 systems have certain benefits compared to competing techniques, including faster extraction time, reduced solvent usage and built-in automation.

The Company believes that competition in the analytical instruments market will continue to increase in the future. Many of the companies whose products compete with those of the Company have substantially greater financial resources and large technical staffs and sales forces at their disposal. There can be no assurances that the Company’s marketing and sales efforts will compete successfully against such other companies in the future.

PATENTS AND LICENSES

The Company has an extensive patent portfolio covering certain of the Company’s products. The primary benefits of patents are presently limited to the United States and certain other foreign countries where patents have been issued.

As a matter of Company policy, the Company vigorously protects its intellectual property rights and seeks patent coverage on all developments that it regards as material and patentable. However, there can be no assurances that any patents held by the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The Company’s patents, including those licensed from others, expire on various dates through 2019. The Company believes that, while its patent portfolio has value, no single patent or patent application is in itself essential and that the invalidity or expiration of any single patent would not have a material adverse effect on its business.

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

INTERNATIONAL OPERATIONS

Financial information about foreign and domestic operations and export sales is provided in Note 13 of the Notes to Consolidated Financial Statements.

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

The Company’s business is dependent upon customer demand in the countries that it sells its products. Any fluctuations in demand for analytical instrumentation can affect the Company’s results of operations.

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

The Company has emphasized a modular design for the principal subsystems of its pumping and flow systems, sample injection systems, chromatography modules, detectors, and control and data analysis systems. The Company believes that this modular approach has enabled it to meet the wide range of system configurations required by its customers while effectively managing inventory levels.

Many components used in the Company’s products, including proprietary analog and digital circuitry, are manufactured by Dionex. Other components, including packaging materials, integrated circuits, microprocessors, microcomputers and certain detector and data analysis modules, are purchased from other manufacturers. Most of the raw materials, components and supplies purchased by the Company are available from a number of different suppliers, although a number of items are purchased from limited or single sources of supply.

TECHNICAL SUPPORT, INSTALLATION AND SERVICE

Users of the Company’s chromatography systems may require technical support before and after the system sale to ensure that analysis problems are resolved. Services provided before the sale are recorded in operating expenses as incurred. Costs incurred after the sale are accrued for at the time of the system sale. The Company offers training courses and periodically sends its customers information on applications development. Chromatography systems sold by the Company generally include a one-year warranty. Installation and certain basic user training are provided to the customer, with revenue for these services recognized at that time the services are provided. Maintenance contracts may be purchased by customers to cover equipment no longer under warranty. Maintenance work not performed under warranty or maintenance contracts is performed on a time and materials basis. The Company installs and services its products through its own field service organization in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Austria, Denmark, Japan, China, Canada and the United States. Installation and service in other foreign countries are typically provided by the Company’s distributors or agents.

RESEARCH AND PRODUCT DEVELOPMENT

The Company’s research and product development efforts are focused on increasing the performance of its chromatography and other products and expanding the number of chemical compounds that can be analyzed efficiently with its products. Research and product development expenditures were $15.1 million, $14.7 million and $14.9 million in fiscal 2002, 2001 and 2000, respectively. The Company pursues active development programs in the areas of system hardware, applications, computer software, suppressors, resin and column technologies. There can be no assurances that the Company’s product development efforts will be successful or that the products developed will be accepted by the marketplace.

ENVIRONMENTAL LAWS AND REGULATIONS

Compliance by the Company with federal, state and local environmental laws during fiscal 2002 had no material effect upon capital expenditures, earnings or its competitive position.

EMPLOYEES

Dionex had 906 employees at June 30, 2002, compared with 912 employees at June 30, 2001. The Company believes that its future success depends in large part upon its continued ability to attract and retain highly skilled employees.

RISKS AND UNCERTAINTIES

The continuation or spread of the current economic downturn in key markets would likely harm our operating results.

We sell our products in many geographical regions throughout the world. If economic conditions in any of these regions decline or continue to decline, the demand for our products is likely to be reduced. For example, in fiscal 2002, sales of our products in North America and Japan declined due to weak economic conditions. A continuation of the economic downturn in these major markets or the spread of this downturn to other markets would likely harm our results of operations.

Foreign currency fluctuations and other risks related to international operations adversely affect our operating results.

We derive approximately 61% of our net sales from outside North America. As a result, the U.S. dollar value of our net sales varies with currency rate fluctuations. Significant increases in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on our results of operations. International sales may also be negatively impacted by tariffs and other trade barriers, difficulties in staffing and managing foreign operations, changes in political environments, interruptions in overseas shipments and changes in tax laws.

Fluctuation in worldwide demand for analytical instrumentation could affect our operating results.

The demand for analytical instrumentation products can fluctuate depending upon capital expenditure cycles. Our instrumentation products are considered capital equipment by most companies and our customers may be unable to secure the necessary capital expenditure approvals due to general economic or customer specific conditions. Significant fluctuations in demand could harm our results of operations.

Fluctuations in our quarterly operating results may cause our stock price to decline.

A high proportion of our costs are fixed due in part to our significant sales, research and product development and manufacturing costs. Small declines in revenue caused by fluctuations in currency rates, worldwide demand for analytical instrumentation or other factors could disproportionately affect our quarterly operating results, which may in turn cause our stock price to decline.

If we do not timely introduce new products that are attractive to our customers, our products may become obsolete.

Our products are highly technical in nature. As a result, many of our products must be developed months or even years in advance of the potential need by a customer. If we fail to introduce new products and enhancements as demand arises or in advance of our competition, our products are likely to become obsolete over time, which would harm our operating results. Also, if the market is not receptive to our newly developed products, we will be unable to recover our costs of research and product development and marketing, and we may fail to achieve material components of our business plan.

Our revenues depend on successfully competing for market share.

The analytical instrumentation market is highly competitive and we compete with many competitors, on a local and international level, that are significantly larger than Dionex and have greater resources, including larger sales forces and technical staff. Competitors may introduce more effective and less costly products and in doing so make it difficult to acquire and retain customers. If this occurs, our market share may decline and our operating results could suffer.

Our ability to maintain inventories and meet customer demand for our products is critical to our operating results.

Most of the raw materials, components and supplies that we purchase are available from a number of suppliers. However, certain items are purchased from limited or sole source suppliers and a disruption of these sources could adversely affect our ability to ship products as needed. A prolonged inability to obtain certain materials or components would likely reduce product inventory, hinder sales and harm our reputation with customers.

We manufacture our products in three sites in Germany, the Netherlands and the United States. Any prolonged disruption to the operations at these facilities, whether due to labor unrest, supplier issues, damage to the physical plants or equipments or other reasons, could also adversely affect our results of operations.

Our executive officers and other key employees are critical to our business, they may not remain with us in the future and finding talented replacements would be difficult.

The operations of Dionex require managerial and technical expertise. None of our executive officers and key employees has an employment contract with us and they may not remain with us in the future. In addition, our headquarters are located in Sunnyvale, California, where the demand for qualified personnel is extremely high and is likely to remain so for the foreseeable future. As a result, competition for personnel is intense and the turnover rate for qualified personnel is high. The loss of any of our executive officers or key employees could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. An inability to hire, train and retain sufficient numbers of qualified employees would seriously affect our ability to conduct our business.

The success of our business is dependent in part on protection of our proprietary information and inventions, but obtaining and enforcing legal protection of our proprietary products, processes and technologies can be difficult and expensive.

Patent and trade secret protection is important to us because developing new technologies and products is time-consuming and expensive. We own many U.S. and foreign patents and intend to apply for additional patents to cover our technology and products. We may be unable to obtain issued patents from any pending or future patent applications that we own. The claims allowed under any issued patents may not be sufficiently broad to protect our technology. Third parties may seek to challenge, circumvent or invalidate issued patents that we own.

In addition to our patents, we have a vast number of unpatented proprietary products and know-how. The measures we employ to protect this technology, such as maintaining the confidentiality of our proprietary information and relying on trade secret laws, may be inadequate.

We may incur significant expense in any legal proceedings to protect our proprietary rights.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names and positions of all current executive officers of the Company, and their ages as of August 23, 2002. Except as noted below, there are no other family relationships between any director or executive officer and any other director or executive officer of the Registrant. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Positions

A. Blaine Bowman(1)	56	Chairman of the Board

Lukas Braunschweiler(2)	46	President and Chief
		Executive Officer

Barton Evans, Jr.	54	Executive Vice President
		and Chief Operating Officer

Nebojsa Avdalovic	67	Vice President

Der-Min Fan	52	Vice President

Peter Jochum	51	Vice President

Craig A. McCollam	42	Vice President and Chief Financial Officer

Brent J. Middleton(1)	45	Vice President

Christopher Pohl	51	Vice President

Jeffrey Thompson	46	Vice President

(1)	Mr. Bowman and Mr. Middleton are cousins.

(2)	Mr. Braunschweiler was elected President and Chief Executive Officer, effective August 5, 2002.

Mr. Bowman has served as the Chairman of the Board since August 5, 2002. Prior to that, he served as the Company’s President and Chief Executive Officer and as a director since the Company began operations in 1980. Mr. Bowman is also a director of Molecular Devices Corporation.

Dr. Braunschweiler has served as President and Chief Executive Officer since August 5, 2002. Prior to that, he served as Group Vice-President and Head of Laboratory and Packaging Division of Mettler-Toledo and in a variety of management positions at Mettler-Toledo since 1995.

Mr. Evans has served as Executive Vice President and Chief Operating Officer for the Company since January 2001. Prior to that, he served as Vice President, Operations and in various other capacities for the Company since it began operations in 1980.

Dr. Avdalovic has served as Vice President and Chief Technology Officer for the Company since June 2001. Prior to that, he served as Vice President, Research and Development for the Company since August 1990.

Ms. Fan has served as Vice President, Software Engineering for the Company since April 2000. Prior to that, she served as Director of Software Engineering and in various other capacities since joining the Company in 1983.

Dr. Jochum has served as Vice President, Life Sciences Business since October 2000. Prior to that, he served as Managing Director of Dionex Softron since joining the Company in October 1998. Prior to joining the Company, he served as Managing Director of Softron GmbH.

Mr. McCollam has served as Vice President and Chief Financial Officer since October 1999. Prior to that, he served as Director of Finance and Corporate Controller since joining the Company in 1993.

Mr. Middleton has served as Vice President, Sales, Service and Corporate Marketing for the Company since July 1997. Prior to that, he served as Director of North American Sales and Service and in various other capacities since joining the Company in 1985.

Mr. Pohl rejoined the Company as Vice President, Research and Development in June 2001. From March 2000 to June 2001, Mr. Pohl served as Vice President, Research and Development of Ciphergen Biosystems, Inc. Prior to that, he served as Vice President, Consumables and in various other capacities for the Company since joining the Company in 1981.

Mr. Thompson has served as Vice President, Hardware Engineering for the Company since May 2001. Prior to that, he served as Director of Instrument Engineering and in various other capacities since joining the Company in 1981.

Item 2. PROPERTIES

The Company owns nine buildings in Sunnyvale, California, providing 252,000 square feet of space utilized for administration, marketing, sales, service, research and product development and manufacturing. The Company also owns a 20,000 square foot building utilized for sales, service and administration in Idstein, Germany and a 45,000 square foot building for manufacturing and administration in Germering, Germany. The Company also owns a 32,000 square foot building in Osaka, Japan for sales, service and administration.

The Company leases sales and service offices in: Atlanta, Georgia; Houston, Texas; Westmont, Illinois; Marlton, New Jersey; and in the United Kingdom, France, Italy, the Netherlands, Belgium, Switzerland, Austria, Denmark, Japan, China and Canada. In addition, the Company leases marketing and research and product development offices in Salt Lake City, Utah. The Company also leases manufacturing, marketing and research and product development offices in Amsterdam, the Netherlands. The Company’s facilities are well maintained, adequate to conduct the Company’s current business and substantially utilized by the Company.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2002.

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

The Company’s common stock is traded in the over-the-counter market through the Nasdaq National Market under the symbol DNEX. The following table sets forth, for the periods indicated, the high and low sales prices as reported by Nasdaq.

	Fiscal 2002		Fiscal 2001

Quarter	High	Low	High	Low

First	$30.69	$24.00	$30.38	$25.00
Second	$27.06	$23.10	$37.50	$26.38
Third	$27.23	$24.00	$36.56	$29.50
Fourth	$26.79	$23.26	$35.08	$27.40

As of August 19, 2002 there were 1,135 holders of record of the Company’s common stock as shown on the records of its transfer agent.

DIVIDENDS

The Company has paid no cash dividends on its common stock and anticipates that for the foreseeable future it will continue to retain its earnings for use in its business.

PART II

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

Operating Information:

Years ended June 30	2002	2001	2000	1999	1998

(In thousands, except per share amounts)
Net sales	$182,434	$186,757	$179,529	$172,940	$150,513
Cost of sales	63,740	64,071	56,462	55,216	47,390
Revaluation of acquired inventory	—	121	—	1,952	—

Gross profit	118,694	122,565	123,067	115,772	103,123
Operating expenses:
Selling, general and administrative	65,126	63,443	58,196	53,974	47,689
Research and product development	15,094	14,742	14,850	14,812	13,284
Write-off of in-process research and development	—	865	—	4,991	—

Total operating expenses	80,220	79,050	73,046	73,777	60,973

Operating income	38,474	43,515	50,021	41,995	42,150
Other income	2,101	3,048	—	—	—
Interest income	528	850	844	917	1,374
Interest expense	(203)	(353)	(431)	(301)	(115)

Income before taxes on income and cumulative effect of change in accounting principle	40,900	47,060	50,434	42,611	43,409
Taxes on income	13,292	15,295	16,391	14,137	14,759

Net income before effect of change in accounting principle	27,608	31,765	34,043	28,474	28,650
Cumulative effect of change in accounting principle, net of tax	—	359	—	—	—

Net income	$27,608	$31,406	$34,043	$28,474	$28,650

Basic earnings per share	$1.27	$1.42	$1.54	$1.28	$1.25
Diluted earnings per share	$1.24	$1.37	$1.46	$1.20	$1.18
Shares used in computing earnings per share amounts:
Basic	21,705	22,137	22,174	22,287	22,978
Diluted	22,184	22,895	23,364	23,640	24,316

All share and per share amounts have been restated to reflect the two-for-one split of the Company’s common stock effective June 5, 1998. The Company has paid no cash dividends.

Balance sheet information:

At June 30	2002	2001	2000	1999	1998

(In thousands)
Working capital	$62,075	$68,071	$48,390	$34,755	$35,745
Total assets	180,718	173,682	163,153	146,674	107,259
Long-term debt	1,002	966	—	990	—
Stockholders' equity	131,707	129,858	118,442	95,738	70,689

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the consolidated statement of income items as a percentage of sales.

Years ended June 30	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	34.9	34.3	31.4
Revaluation of acquired inventory	—	0.1	—

Gross profit	65.1	65.6	68.6
Operating expenses:
Selling, general and administrative	35.7	34.0	32.4
Research and product development	8.3	7.9	8.3
Write-off of in-process research and development	—	0.4	—

Total operating expenses	44.0	42.3	40.7

Operating income	21.1	23.3	27.9
Other income	1.1	1.6	—
Interest income, net	0.2	0.3	0.2

Income before taxes and cumulative effect of change in accounting principle	22.4	25.2	28.1
Taxes on income	7.3	8.2	9.1

Net income before cumulative effect of change in accounting principle	15.1	17.0	19.0
Cumulative effect of change in accounting principle	—	0.2	—

Net income	15.1%	16.8%	19.0%

Net Sales and Gross Profit — In fiscal 2002, Dionex reported sales of $182.4 million, a decrease of 2% compared with $186.8 million reported in fiscal 2001. Sales in fiscal 2000 were $179.5 million. The Company is subject to the effects of foreign currency fluctuations that can have a significant impact on reported sales and gross profits. Currency fluctuations decreased reported sales by 1% in fiscal 2002 and 5% in fiscal 2001.

Sales in fiscal 2002 grew in our European and distributor markets but declined in North America and Japan due to weak economic conditions. Sales growth in fiscal 2001 was attributable to growth in our European and distributor markets. In fiscal 2001, sales in North America and Japan were flat. Sales growth in local currency was strong in both our European and Japanese markets in fiscal 2001. However, a strong U.S. dollar reduced the reported growth in both regions.

Sales outside North America accounted for 61% of net sales in fiscal 2002, 60% in fiscal 2001 and 58% in fiscal 2000. The Company sells directly through its sales forces in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Austria, Denmark, Japan, China, Canada and the United States. Direct sales accounted for 90% of consolidated net sales in fiscal 2002, compared with 88% in fiscal 2001, and 91% in fiscal 2000. International distributors and representatives in Europe, Asia and other international markets accounted for the balance of the consolidated net sales. There were no significant price changes during the three-year period.

Gross profit in fiscal 2002 was 65.1% compared with 65.6% in fiscal 2001 and 68.6% in fiscal 2000. Gross profit in fiscal 2002 was lower due to the effects of foreign currency fluctuations and product mix. Gross profit in fiscal 2001 was lower due to foreign currency fluctuations, higher manufacturing costs and product mix.

Operating Expenses — Selling, general and administrative (“SG&A”) expenses as a percentage of net sales were 35.7% in fiscal 2002, compared with 34.0% in fiscal 2001 and 32.4% in fiscal 2000. SG&A expenses increased to $65.1 million in fiscal 2002, an increase of 3% from $63.4 million in fiscal 2001. The increase in SG&A expenses in fiscal 2002 was attributable to the inclusion of costs, for the entire year, of LC Packings Nederlands B.V. and LC Packings (U.S.A.), Inc. (collectively referred to as “LC Packings”), acquired in fiscal 2001 and Denmark and China subsidiaries. In fiscal 2001, the increase was attributable to the inclusion of LC Packings costs since the acquisition and additional costs related to two new subsidiaries started in January 2001. The Company anticipates that SG&A expenses will be in the range of 33% to 36% of sales in the near term.

Research and product development expenses were 8.3% of net sales in fiscal 2002 compared with 7.9% in fiscal 2001 and 8.3% in fiscal 2000. Research and product development expenses in fiscal 2002 of $15.1 million were up $400,000 compared with $14.7 million in fiscal 2001. Research and product development expenses in fiscal 2001 were virtually unchanged from the $14.9 million in fiscal 2000. Research and product development spending depends on both the breadth of the Company’s research and product development efforts and the stage of specific product development projects. The Company’s anticipates that the level of research and product development expenses will remain in the range of 7% to 10% of sales in the near term.

Write-off of In-process Research and Development Acquired — Write-off of in-process research and development acquired represents nonrecurring charges of $865,000, associated with the acquisitions of LC Packings in October 2000 for technology that had not reached technological feasibility and had no alternative future use.

The valuation of intangibles related to the acquisitions were based upon management’s estimates of after-tax net cash flow using a 25% discount rate. The valuation gave consideration to the following: (i) comprehensive due diligence concerning all potential intangibles; (ii) the value of developed and core technology, ensuring that the relative allocation to core technology and in-process research and development were consistent with the contribution of each to the final product; and (iii) the allocation to in-process research and development based upon a calculation that only considered the efforts completed as of the date of the transaction, and only the cash flows associated with one generation of products currently in-process. The valuations were performed by an independent valuation group and were deemed reasonable in light of all the quantitative and qualitative information available.

The write-off of in-process research and development related to projects that were in development, had not reached technological feasibility, had no alternative future use and for which successful development was uncertain.

For LC Packings, three of the in-process projects were to design and build new liquid chromatography modules. Two projects were to design and build new columns. The sixth project was a new generation of software. The columns and software projects were completed in fiscal 2002. The three hardware projects are scheduled to be completed in fiscal 2003. At the time of the acquisition, the estimated cost to complete these products was $1.3 million. Costs incurred by the Company through June 30, 2002 were approximately $650,000.

There can be no assurances that the Company will be able to complete the development of these products on a timely basis. Failure to complete these projects could have an adverse impact on the Company’s financial condition or results of operations.

Other Income — Other income in fiscal 2002 and 2001 of $2.1 million and $3.0 million, respectively, primarily consisted of the gain on sale of marketable equity securities.

Interest Income — Interest income in fiscal 2002 of $528,000 was lower than the $850,000 reported for fiscal 2001 due to lower interest rates despite higher average cash balances. In fiscal 2001, interest income of $850,000 was virtually unchanged from the $844,000 reported in fiscal 2000.

Interest Expense — Interest expense in fiscal 2002 of $203,000 was lower than the $353,000 reported in fiscal 2001 due to lower average borrowings. In fiscal 2001, interest expense was $353,000 due to borrowings related to the acquisition of LC Packings. In fiscal 2001, the Company capitalized $221,000 of interest related to the construction of a building in Japan.

Taxes on Income — The Company’s effective tax rate was 32.5% for fiscal 2002, 2001 and 2000. The Company’s effective tax rate is affected by the mix of taxable income among the various tax jurisdictions in which the Company does business. The Company anticipates that its effective tax rate will be in the range of 32% to 35% in the near term.

Cumulative Effect of Change in Accounting Principle — Effective July 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies.

The Company’s previous policy was to recognize product installation revenue upon shipment and to accrue product installation costs at the time revenue was recognized. Upon adoption of SAB 101, the Company defers installation revenue until installation has been completed and recognizes installation costs as incurred.

The cumulative effect of the change, totaling $359,000, is shown as a one-time charge to income in the consolidated statement of income for fiscal 2001. If SAB 101 had been adopted at the beginning of fiscal 2000, the effect on the results of operations for fiscal 2000 would not have been material.

Earnings per Share — Diluted earnings per share were $1.24 for fiscal 2002 compared with $1.42 for fiscal 2001 excluding nonrecurring acquisition-related charges, consisting of revaluation of acquired inventory, write-off of in-process research and development, the related income tax effect of both of these items and the cumulative effect of change in accounting principle. Earnings per share in fiscal 2000 were $1.46. The number of shares used in computing diluted and basic earnings per share are affected by the Company’s stock repurchase program.

Liquidity and Capital Resources — At June 30, 2002, the Company had cash and cash equivalents of $22.2 million. The Company’s working capital was $62.1 million at June 30, 2002, compared with $68.1 million at June 30, 2001. Working capital decreased in fiscal 2002 due to the decrease in marketable equity securities and inventory and an increase in accrued liabilities. In addition, the Company repurchased 1,333,870 shares of its common stock for $34.5 million in fiscal 2002 under its stock repurchase program. The Company repurchased 361,000 shares for $10.5 million in fiscal 2001 and 935,850 shares for $34.6 million in fiscal 2000.

Cash generated by operating activities was $41.8 million in fiscal 2002, compared with $27.3 million in fiscal 2001 and $30.6 million in fiscal 2000. The increase in operating cash flows in fiscal 2002 was due to improvements in inventory and accounts receivable as compared with the previous year, partially offset by lower net income.

Cash used for investing activities was $5.4 million in fiscal 2002, compared with $15.8 million in fiscal 2001 and $5.8 million in fiscal 2000. The decrease in cash used for investing activities was due to $2.5 million being used as part of the acquisition of LC Packings in fiscal 2002, compared with net cash of $12.4 million relating to the LC Packings acquisition in fiscal 2001 and a decrease in capital expenditures. Capital expenditures in fiscal 2002 decreased by $2.3 million to $4.8 million, compared with $7.1 million in fiscal 2001 and $5.1 million in fiscal 2000. The higher level of capital expenditures in fiscal 2001 was due primarily to the construction of a building in Japan.

Cash used for financing activities was $31.3 million in fiscal 2002, compared with $3.7 million in fiscal 2001 and $26.1 million in fiscal 2000. Financing activities for all three years consisted primarily of common stock repurchases as discussed above. Additionally, in connection with the construction of the building in Japan, the Company borrowed $2.7 million in long-term borrowings in fiscal 2001.

At June 30, 2002, the Company had outstanding borrowings of $2.0 million from bank lines of credit and $1.5 million from a foreign denominated mortgage note payable. At June 30, 2002 bank lines of credit totaled $32.7 million. The Company believes its cash flow from operations, its existing cash and cash equivalents and its bank lines of credit will be adequate to meet its cash requirements for the near term. The impact of inflation on the Company’s financial position and results of operations was not significant during any of the periods presented.

The following summarizes our contractual obligations at June 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations	Payments Due by Period

		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Lines of Credit	$2,003	$2,003	$—	$—	$—
Long Term Debt	1,502	500	1,002	—	—
Operating Lease Obligations	13,949	2,681	3,729	2,507	5,032
Other Obligations	9,500	3,000	6,500	—	—

Total Contractual Commitments	$26,954	$8,184	$11,231	$2,507	$5,032

At June 30, 2002, the Company had recorded $5.7 million of Other Obligations in its consolidated financial statements. Other Obligations relate to the earn-out from the acquisition of LC Packings.

Acquisition — In October 2000, the Company purchased all of the issued and outstanding shares of LC Packings for total consideration, including acquisition costs, of approximately $12.4 million.

The acquisition was accounted for by the purchase method and its results of operations have been included in the Company’s results of operations since the date of the acquisition.

In connection with the acquisition, the Company recorded nonrecurring charges of $865,000 in fiscal 2001 for the write-off of acquired in-process research and development. In addition, cost of sales in fiscal 2001 included $121,000 related to the sale of acquired inventory which had been revalued as a part of the purchase accounting.

Risks and Uncertainties — The Company is subject to certain risks and uncertainties and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations. Such factors include, among others: the continuation or spread of the current economic downturn; risks related to international operations, including foreign currency fluctuations; the importance of meeting customer demand for new products; competition in the analytical instrumentation market; our ability to maintain inventories; the importance of attracting and retaining key personnel; and our ability to protect our proprietary information.

Effect of New Accounting Standards — In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Impairment on Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 31, 2001. Under SFAS No. 144, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. The Company is currently evaluating the impact of SFAS No. 144 on its consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Summary — The preparation of consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an on-going basis, including those related to product returns and allowances, bad debts, inventory valuation, goodwill and intangible assets, income taxes, warranty and installation provisions, and contingencies.

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

Revenue Recognition Policy — We derive revenue from the sale of products and from services rendered to our customers, including installation, training and maintenance. Generally, our products contain embedded software that is essential to their functionality.

We recognize revenue in accordance with SAB No. 101 and Statement of Position 97-2, “Software Revenue Recognition”, (SOP 97-2) when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, collection is probable and vendor specific objective evidence exists to allocate revenue to the various elements of the arrangement. Vendor specific objective evidence is based on the price charged when an element is sold separately or, if not yet sold separately, when the price is established by authorized management. Delivery is generally considered to have occurred when shipped.

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

Loss Provisions on Accounts Receivable and Inventory — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We assess collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, independent credit reports, industry trends and the macro-economic environment. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of our revenue for any period. Historically, we have not experienced significant sales returns or bad debt losses.

We value our inventory at the lower of standard cost (which approximates to cost on a first-in, first-out basis) or market. We estimate revisions to inventory valuations based on technical obsolescence, historical demand, projections of future demand and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional valuation provisions may be required. If demand or market conditions are more favorable then abnormally high margins could be realized to the extent inventory is sold which had previously been written down.

Long-Lived Assets, Intangible Assets with Finite Lives and Goodwill — We assess the impairment of long-lived assets, intangible assets with finite lives and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we assess goodwill for impairment at least annually. Factors we consider important which could trigger an impairment review include but are not limited to the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant negative industry or economic trends; and

•	significant changes or developments in strategic technology.

When we determine that the carrying value of long-lived assets and intangible assets with finite lives may not be recoverable based upon the existence of one or more of the above or other indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Goodwill is tested for impairment by comparing the fair value of related reporting units to its carrying value. As of July 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and as a result, we ceased to amortize approximately $13.2 million of goodwill at June 30, 2001. In lieu of amortization, we are required to perform an impairment review at least annually. We completed our review and no impairment was necessary.

Warranty — Product warranties are recorded at the time revenue is recognized for certain product shipments based on historical experience. While the Company engages in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from our previous estimates, revisions to the estimated warranty liability would be required.

Taxes on Income — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and inventory reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. In the event that actual results differ from these estimates, we may need to revise the valuation allowance, which could materially impact our financial position and results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks from fluctuations in foreign currency exchange rates, interest rates and stock prices of marketable equity securities. With the exception of the stock price volatility of our marketable equity securities, we manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of nonperformance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices could cause significant changes in the costs to manufacture and deliver our products and in our customers’ buying practices. We have not substantially changed our risk management practices during fiscal 2002 and do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our risk management practices.

Foreign Currency Exchange — Revenues generated from international operations are generally denominated in foreign currencies. We enter into outright forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact has not been material in any of the three years presented. At June 30, 2002 and 2001, our primary net foreign currency market exposures included Euros, Yen, British pounds, Swiss francs and Canadian dollars.

A sensitivity analysis assuming a hypothetical 10% movement in foreign exchange rates applied to our hedging contracts and underlying balances being hedged at June 30, 2002 and 2001, indicated that these market movements would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges. Foreign currency rate fluctuations can impact the U.S. dollar translation of our foreign operations in our consolidated financial statements. Currency fluctuations decreased reported sales by 1%, 5% and 1% in fiscal 2002, 2001 and 2000, respectively.

Interest and Investment Income — Our interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at June 30, 2002 and 2001, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on our actual balances and changes in the timing and amount of interest rate movements.

Marketable Equity Securities — We are exposed to market price risks on our marketable equity securities. These investments are in publicly traded companies in the laboratory analytical instruments sector. We do not attempt to reduce or eliminate our market exposure on these securities. A 50% adverse change in the equity price would result in an approximate $1 million and $3 million decrease in the fair value of our marketable equity securities as of June 30, 2002 and 2001, respectively.

Debt and Interest Expense — A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding debt balance at June 30, 2002 and 2001, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

FINANCIAL STATEMENTS
Independent Auditors’ Report	32
Consolidated Balance Sheets at June 30, 2002 and 2001	33
Consolidated Statements of Income for the years ended June 30, 2002, 2001 and 2000	34
Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2002, 2001 and 2000	35
Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000	36
Notes to Consolidated Financial Statements	37-50

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders, Dionex Corporation:

We have audited the accompanying consolidated balance sheets of Dionex Corporation and its subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dionex Corporation and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Jose, California
July 29, 2002

CONSOLIDATED BALANCE SHEETS

At June 30	2002	2001

(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and equivalents (including invested cash of $12,877 in 2002 and $7,853 in 2001)	$22,169	$17,311
Marketable equity securities	2,281	5,858
Accounts receivable (net of allowance for doubtful accounts of $989 in 2002 and $890 in 2001)	45,139	45,142
Inventories	22,410	25,017
Deferred taxes	7,756	8,619
Prepaid expenses and other	2,634	2,810

Total current assets	102,389	104,757
Property, plant and equipment, net	44,895	42,327
Goodwill	19,549	13,233
Intangible assets, net	5,506	6,423
Other assets	8,379	6,942

	$180,718	$173,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$2,503	$2,495
Accounts payable	5,227	6,250
Accrued liabilities	24,770	21,533
Income taxes payable	4,902	3,425
Accrued product warranty	2,912	2,983

Total current liabilities	40,314	36,686
Deferred taxes	4,949	5,837
Long-term debt	1,002	966
Other long-term liabilities	2,746	335
Commitments (Note 12)
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; shares outstanding: 21,089,372 in 2002 and 22,177,005 in 2001)	67,626	67,282
Retained earnings	67,439	70,204
Accumulated other comprehensive loss	(3,358)	(7,628)

Total stockholders’ equity	131,707	129,858

	$180,718	$173,682

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years ended June 30	2002	2001	2000

(In thousands, except per share amounts)
Net sales	$182,434	$186,757	$179,529
Cost of sales	63,740	64,071	56,462
Revaluation of acquired inventory	—	121	—

Gross profit	118,694	122,565	123,067
Operating expenses:
Selling, general and administrative	65,126	63,443	58,196
Research and product development	15,094	14,742	14,850
Write-off of in-process research and development	—	865	—

Total operating expenses	80,220	79,050	73,046

Operating income	38,474	43,515	50,021
Other income	2,101	3,048	—
Interest income	528	850	844
Interest expense	(203)	(353)	(431)

Income before taxes on income	40,900	47,060	50,434
Taxes on income	13,292	15,295	16,391

Net income before cumulative effect of change in accounting principle	27,608	31,765	34,043
Cumulative effect of change in accounting principle	—	359	—

Net income	$27,608	$31,406	$34,043

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$1.27	$1.43	$1.54
Cumulative effect of change in accounting principle	—	(0.01)	—

Net income	$1.27	$1.42	$1.54

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$1.24	$1.39	$1.46
Cumulative effect of change in accounting principle	—	(0.02)	—

Net income	$1.24	$1.37	$1.46

Shares used in computing earnings per share:
Basic	21,705	22,137	22,174
Diluted	22,184	22,895	23,364

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Other
	Common Stock		Retained	Comprehensive		Comprehensive
	Shares	Amount	Earnings	Income(Loss)	Total	Income

(Dollars in thousands)
Balance at June 30, 1999	22,314,442	$46,445	$46,677	$2,616	$95,738
Comprehensive income, net of tax:
Net income			34,043		34,043	$34,043
Foreign currency translation adjustments				(689)	(689)	(689)
Unrealized gain on securities				7,273	7,273	7,273

Comprehensive income						$40,627

Common stock issued under employee benefit plans including related tax benefits	744,271	16,699			16,699
Repurchase of common stock	(935,850)	(2,187)	(32,435)		(34,622)

Balance at June 30, 2000	22,122,863	60,957	48,285	9,200	118,442
Comprehensive income, net of tax:
Net income			31,406		31,406	$31,406
Foreign currency translation adjustments				(4,900)	(4,900)	(4,900)
Unrealized loss on Securities				(11,928)	(11,928)	(11,928)

Comprehensive income						$14,578

Common stock issued under employee benefit plans including related tax benefits	415,142	7,352			7,352
Repurchase of common stock	(361,000)	(1,027)	(9,487)		(10,514)

Balance at June 30, 2001	22,177,005	67,282	70,204	(7,628)	129,858
Comprehensive income, net of tax:
Net income			27,608		27,608	$27,608
Foreign currency translation adjustments				5,644	5,644	5,644
Unrealized loss on Securities				(1,374)	(1,374)	(1,374)

Comprehensive income						$31,878

Common stock issued under employee benefit plans including related tax benefits	246,237	4,468			4,468
Repurchase of common stock	(1,333,870)	(4,124)	(30,373)		(34,497)

Balance at June 30, 2002	21,089,372	$67,626	$67,439	$(3,358)	$131,707

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30	2002	2001	2000

(In thousands)
Cash and equivalents provided by (used for):
Cash flows from operating activities:
Net income	$27,608	$31,406	$34,043
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of in-process research and development	—	865	—
Depreciation and amortization	4,827	5,251	4,519
Gain on sale of marketable equity securities	(2,093)	(2,951)	—
Tax benefit related to stock option plans	1,225	2,688	8,555
Deferred taxes	807	1,126	499
Changes in assets and liabilities:
Accounts receivable	3,046	(4,020)	(2,646)
Inventories	4,187	(8,825)	(4,363)
Prepaid expenses and other assets	282	505	39
Accounts payable	(1,313)	297	(351)
Accrued liabilities	2,320	1,443	(3,378)
Income taxes payable	1,187	1,037	(6,308)
Accrued product warranty	(249)	(1,504)	(6)

Net cash provided by operating activities	41,834	27,318	30,603
Cash flows from investing activities:
Proceeds from sale of marketable equity securities	3,380	3,658	—
Purchase of property, plant and equipment	(4,790)	(7,128)	(5,128)
Acquisition, net of cash acquired	(2,500)	(12,404)	—
Investments in unaffiliated companies	(1,567)	—	—
Other	94	102	(664)

Net cash used for investing activities	(5,383)	(15,772)	(5,792)
Cash flows from financing activities:
Net change in notes payable to banks	(80)	480	213
Proceeds from long-term debt	483	2,691	—
Principal payments on long-term debt	(475)	(1,056)	—
Sale of common stock	3,243	4,664	8,144
Repurchase of common stock	(34,497)	(10,514)	(34,622)
Other	—	—	149

Net cash used for financing activities	(31,326)	(3,735)	(26,116)
Effect of exchange rate changes on cash	(267)	114	(645)

Net increase/(decrease) in cash and equivalents	4,858	7,925	(1,950)
Cash and equivalents, beginning of year	17,311	9,386	11,336

Cash and equivalents, end of year	$22,169	$17,311	$9,386

See notes to consolidated financial statements

Note 1 / SIGNIFICANT ACCOUNTING POLICIES

Organization — Dionex Corporation (the “Company”) is a leading manufacturer and marketer of chromatography systems for chemical analysis. The Company’s systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical, petrochemical, power generation, food and electronics industries in a variety of applications.

Principles of Consolidation — The consolidated financial statements include the Company and its subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

Certain Risks and Uncertainties — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and trade receivables. The Company invests in high-grade instruments which it places for safekeeping with high quality financial institutions. The Company sells its products primarily to large organizations in diversified industries worldwide. Credit risk is further mitigated by the Company’s credit evaluation process and the reasonably short collection terms. The Company does not require collateral or other security to support accounts receivable. The Company maintains allowances for potential credit losses.

The Company is subject to certain risks and uncertainties and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations. Such factors include, among others: the continuation or spread of the current economic downturn; risks related to international operations, including foreign currency fluctuations; the importance of meeting customer demand for new products; competition in the analytical instrumentation market; our ability to maintain inventories; the importance of attracting and retaining key personnel; and our ability to protect our proprietary information.

Cash Equivalents — Cash equivalents are highly liquid debt instruments with a maturity at date of purchase of three months or less.

Investments — The Company classifies its debt and equity securities as “held to maturity” or “available for sale.” Securities classified as “held to maturity” are reported at amortized cost and “available for sale” securities are reported at fair market value, with a corresponding recognition of the unrealized gains and losses (net of tax effect) as a separate component of stockholders’ equity. The Company’s investments in marketable equity securities have been classified as “available for sale.”

Inventories — Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market.

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 3 to 30 years. Leasehold improvements are amortized over the lesser of the useful life or the remaining term of the lease.

Purchased Technology and Goodwill — Purchased technology amounts are recorded at their fair market value as of the date of acquisition and amortized over their estimated useful lives of up to seven years.

In July 2001, the Company adopted Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS No. 141) which is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. This statement requires that the purchase method of accounting be used for all business combinations and eliminates the pooling-of-interests method of accounting for business combinations. The Company has completed two business combinations in the previous three years and used the purchase method of accounting in each business combination.

In July 2001, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The statement establishes that goodwill is not amortized but is tested for impairment as required. It requires that identifiable intangible assets be recognized separately from goodwill if certain criteria are met and, amortizes those assets over the useful economic life. Goodwill is to be tested on an annual basis for impairment and, if impaired, is recorded as an impairment charge in income from operations. The Company has goodwill and other intangible assets primarily from its acquisitions made in the previous three years.

Valuation of Long-Lived Assets — The carrying value of the Company’s long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that an asset may not be recoverable. The Company looks to current and future profitability, as well as current and future undiscounted cash flows, as primary indicators of recoverability. If impairment is determined to exist, any related impairment loss is calculated based on fair value.

Revenue Recognition — Revenue is derived from the sale of products and from services rendered to our customers including installation, training and maintenance. Generally, our products contain embedded software that is essential to their functionality.

Revenue is recognized in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101) and Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, collection is probable and vendor specific objective evidence exists to allocate revenue to the various elements of the arrangement. Vendor specific objective evidence is based on the price charged when a element is sold separately or, if not yet sold separately, when the price is established by authorized management. Delivery is generally considered to have occurred when shipped.

The Company sells equipment through our direct sales force and through distributors and resellers. Sales through distributors and resellers are recognized as revenue upon sale to the distributor or reseller as these sales are considered to be final and no right of return or price protection exists. Customer acceptance is generally limited to performance under our published product specifications. When additional customer acceptance conditions apply, all revenue related to the sale is deferred until acceptance is obtained. Equipment typically includes a one-year warranty. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

Installation and training services are not considered to be essential to the functionality of our products, and revenue related to these items is recognized when the services are completed. Maintenance fees are recognized ratably over the period of the related maintenance contract. Maintenance consists of product repair services, unspecified software upgrades and telephone support.

Taxes on Income — The Company records income taxes using the asset and liability approach to account for deferred income taxes.

Cumulative Effect of Change in Accounting Principle — Effective July 1, 2000, the Company adopted SAB 101. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies.

The Company’s previous policy was to recognize product installation revenue upon shipment and to accrue product installation costs at the time revenue was recognized. Upon adoption of SAB 101, the Company defers installation revenue until installation has been completed and recognizes installation costs as incurred.

The cumulative effect of the change, totaling $359,000, is shown as a one-time charge to income in the consolidated statement of income for fiscal 2001. If SAB 101 had been adopted at the beginning of fiscal 2000, the effect on the results of operations for the years ended June 30, 2000 would not have been material.

Stock-based Compensation Plans — The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations in accounting for its stock-based compensation plans (Note 9). Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

Earnings per Share — Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding and the net income attributable to common stockholders. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares for all dilutive potential common shares outstanding. Shares used in the calculation of diluted earnings per share during fiscal 2002, 2001 and 2000 include 479,000, 758,000 and 1,190,000, respectively, of common equivalent shares related to stock options. Antidilutive common equivalent shares related to stock options excluded from the calculation of diluted shares were 1,167,000, 1,068,000 and 11,000 for fiscal 2002, 2001 and 2000, respectively.

Common Stock Repurchases — The Company repurchases shares in the open market under its ongoing stock repurchase program. For each share repurchased, the Company reduces the common stock account by the average value per share reflected in the account prior to the repurchase with the excess allocated to retained earnings. The Company currently retires all shares repurchased.

Translation of Foreign Currency — The Company’s foreign operations are measured using local currencies as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange, and results of operations are translated at average rates for the year.

Derivative Securities — Every derivative instrument, including certain derivative instruments embedded in other contracts, is recorded on the consolidated balance sheet at its fair value. Changes in the fair value of derivatives is recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company formally documents, designates and assesses the effectiveness of transactions that receive hedge accounting.

The Company enters into foreign exchange forward contracts with high quality financial institutions to manage its exposure to the impact of fluctuations in foreign currency exchange rates on its intercompany receivables balances. These contracts generally have maturities of approximately 30 days and require the Company to exchange foreign currencies for U.S. dollars at maturity. The Company has not designated these contracts as hedging instruments. The contracts are recorded at fair value on the consolidated balance sheet. Changes in the fair values of these derivative instruments are recognized in earnings in the period they occur.

At June 30, 2002, the Company had forward exchange contracts to sell foreign currencies totaling $16.9 million dollars, including approximately $4.8 million in Japanese yen, $10.3 million in Euros and the remainder in British pounds, Swiss francs and Canadian dollars. At June 30, 2002 and 2001, the aggregate unrealized gains or losses on the forward exchange contracts were not material.

Comprehensive Income — The Company is required to report comprehensive income in the financial statements, in addition to net income. For the Company, the primary differences between net income and comprehensive income are foreign currency translation adjustments and net unrealized gains or losses on securities available for sale. At June 30, 2002 and 2001, the components of accumulated other comprehensive loss were as follows:

(In thousands)	2002	2001

Foreign currency translation adjustments	$(4,125)	$(9,769)
Unrealized gain on securities available for sale, net	767	2,141

	$(3,358)	$(7,628)

Reclassifications — Certain reclassifications have been made to the prior year financial statements to conform with the fiscal 2002 financial statements presentation.

New Accounting Pronouncements — In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Impairment on Disposal of Long-Lived Assets” (SFAS No. 144), effective for fiscal years beginning after December 31, 2001. Under SFAS No. 144, the criteria required for classifying an asset as held-for-sale has been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. The Company is currently evaluating the impact of SFAS No. 144 on its consolidated financial statements.

Note 2 / BUSINESS COMBINATIONS

On October 17, 2000, the Company purchased all of the issued and outstanding shares of LC Packings Nederlands B.V. and LC Packings (U.S.A.), Inc. (collectively referred to as “LC Packings”) for a purchase price of $12.4 million including acquisition costs. In addition, the shareholders of LC Packings have the right to receive additional contingent purchase consideration, to be paid in varying amounts at the end of calendar years 2000 through 2004, in the event LC Packings achieves certain revenue goals. If the entire additional contingent purchase consideration is achieved, the shareholders of LC Packings will be paid an additional amount not to exceed $13.0 million. At June 30, 2002, $9.2 million of the additional contingent purchase consideration had been earned and was recorded as goodwill, of which $3.5 million has been paid as of June 30, 2002, $3.0 million is included in current liabilities and the remaining amount is classified as other long-term liabilities at June 30, 2002.

The acquisition of LC Packings was accounted for using the purchase method of accounting and its results of operations have been included in the Company’s results of operations since the date of acquisition.

The final purchase price allocation among the tangible and intangible assets and liabilities acquired (including acquired in-process research and development) is summarized as follows: developed and core technology, $5.0 million; assembled workforce, $241,000; goodwill, $4.4 million; in-process research and development, $865,000; and net tangible assets of $1.9 million.

In connection with the acquisition, the Company recorded a nonrecurring charge of $865,000 for the write-off of in-process research and development acquired. In addition, cost of sales in fiscal 2001 included $121,000 related to the sale of inventory acquired which has been written-up to fair market value as part of the purchase price allocation.

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

The following unaudited pro forma results of operations for the years ended June 30, 2001 and 2000 give effect to the acquisition as if it had occurred at the beginning of fiscal 2000. The pro forma results of operations exclude the $1.0 million in fiscal 2001 of nonrecurring pre-tax charges that were recorded in conjunction with the acquisitions.

Years ended June 30 (In thousands, except per share amounts)	2001	2000

Net sales	$188,725	$183,013
Operating income	$44,901	$49,747
Net income	$32,235	$33,885
Basic earnings per share	$1.46	$1.52
Diluted earnings per share	$1.41	$1.45

Note 3 / INVESTMENTS

The Company had no temporary cash investments at June 30, 2002 and 2001.

There were no sales of held-to-maturity securities for the years ended June 30, 2002, 2001 and 2000.

In December 1989, the Company invested $3.0 million in the stock of Molecular Devices Corporation (MDC). The Company’s Chairman and a director serve on the Board of Directors of MDC. The Company’s ownership interest in MDC is approximately 1% and has been classified as “available for sale” and is included in marketable equity securities. At June 30, 2002 and 2001, the fair value of this investment was $2.3 million and $5.9 million, respectively.

In the years ended June 30, 2002 and 2001, the Company realized gross proceeds from the sale of marketable securities of $3.4 million and $3.7 million, respectively, and recognized net gains on sale of $2.1 million and $3.0 million, respectively.

Note 4 / INVENTORIES

Inventories at June 30 consist of:

(In thousands)	2002	2001

Finished goods	$9,127	$9,342
Work in process	3,643	4,469
Raw materials and subassemblies	9,640	11,206

	$22,410	$25,017

Note 5 / PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 consist of:

(In thousands)	2002	2001

Land	$19,196	$18,726
Buildings and improvements	26,985	23,260
Machinery, equipment and tooling	19,786	19,004
Furniture and fixtures	6,295	5,536

	72,262	66,526
Accumulated depreciation and amortization	(27,367)	(24,199)

Property, plant and equipment, net	$44,895	$42,327

Note 6 / GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

Years Ended June 30, (in thousands, except per share amounts)	2002	2001

Reported net income	$27,608	$31,406
Add: Goodwill amortization, net of tax	—	460

Adjusted net income	$27,608	$31,866

Diluted earnings per share:
As reported	$1.24	$1.37
Goodwill amortization, net of tax	—	0.02

As adjusted	$1.24	$1.39

Changes in the carrying amount of goodwill for the twelve months ended June 30, 2002 are as follows (in thousands):

Balance as of July 1, 2001	$13,233
Goodwill acquired during the period	5,498
Translation adjustments and other	818

Balance as of June 30, 2002	$19,549

In connection with SFAS No. 142, the Company performed an impairment test on goodwill and determined that goodwill was not impaired.

Information regarding the Company’s other intangible assets having a finite life is as follows (in thousands):

	As of June 30, 2002			As of June 30, 2001

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Patents and Trademarks	$379	$(375)	$4	$375	$(375)	$—
Developed Technology	5,807	(2,455)	3,352	5,295	(1,428)	3,867
Core Technology	2,844	(694)	2,150	2,844	(288)	2,556

Total	$9,030	$(3,524)	$5,506	$8,514	$(2,091)	$6,423

The Company amortizes developed technology and core technology over a period of seven years. Amortization expense of other intangible assets was $1,214,000, $861,000 and $530,000, respectively, for the twelve months ended June 30, 2002, 2001 and 2000. The estimated amortization for each of the five fiscal years subsequent to June 30, 2002 is as follows:

Year Ended	Amortization
June 30,	Expense

2003	$1,236
2004	$1,236
2005	$1,236
2006	$871
2007	$714

$5,293

Note 7 / FINANCING ARRANGEMENTS

The Company has unsecured lines of credit with various domestic and foreign banks totaling approximately $32.7 million which have been used primarily to minimize the Company’s exposure to foreign currency fluctuations and to fund acquisitions (Note 2). These lines of credit expire between June 30, 2002 and December 31, 2002. Borrowings in each country bear interest at the local reference rates which ranged from 0.6% to 10.5% at June 30, 2002. Amounts outstanding under these lines totaled $2.0 million at June 30, 2002.

Such line of credit agreements impose certain financial restrictions relating to cash dividends, working capital and tangible net worth. At June 30, 2002, the Company was in compliance with all such covenants.

At June 30, 2002, the Company had a mortgage note payable denominated in Japanese Yen totaling $1.5 million. This note bears interest at a rate of 1.5% per annum. Principal payments are due monthly until June 30, 2005 with a current portion totaling $500,000. During the year ended June 30, 2001, the Company capitalized interest of $221,000 related to the construction of a building in Japan.

One of the Company’s foreign subsidiaries discounts trade notes receivable with banks. Total notes receivable discounted were approximately $9.3 million in fiscal 2002 and $11.7 million in fiscal 2001. The uncollected balances of notes receivable due to the discounting banks at June 30, 2002 and 2001 were approximately $2.6 million and $3.2 million, respectively. The Company is contingently liable for these unpaid balances.

Total interest paid was $118,000 in 2002, $578,000 in 2001, and $470,000 in 2000.

Note 8 / ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of:

(In thousands)	2002	2001

Accrued payroll and related expenses	$9,269	$8,778
Deferred revenues	6,169	4,364
Accrued earn-out on acquisition	3,000	2,500
Other accrued liabilities	6,332	5,891

	$24,770	$21,533

Note 9 / STOCK OPTION AND PURCHASE PLANS

Stock Option Plans — The Company has two stock option plans (the “Option Plans”) under which incentive and nonqualified options may be granted. Options are granted at the stock’s fair market value at the grant date. Options generally become exercisable in increments over a period of four years from the date of grant and expire five or ten years from the grant date.

Activity under the Option Plans for the three-year period ended June 30, 2002 is summarized below.

	2002		2001		2000

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	2,839,047	$22.54	3,090,082	$20.66	2,869,031	$13.88
Granted	852,700	23.99	186,150	31.57	1,107,200	32.28
Exercised	(190,050)	10.22	(358,835)	9.50	(699,549)	9.84
Canceled	(82,525)	30.57	(78,350)	29.95	(186,600)	25.92

Options outstanding, end of year	3,419,172	$23.39	2,839,047	$22.54	3,090,082	$20.66

Options exercisable at year-end	1,976,010	$20.48	1,777,332	$17.33	1,620,934	$12.79
Weighted average fair value of options granted during the year		$12.79		$15.63		$17.78

Additional information regarding options outstanding and exercisable as of June 30, 2002 is as follows:

Options Outstanding				Options Exercisable

		Weighted Avg.	Weighted		Weighted
		Remaining	Avg.		Avg.
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (yrs)	Price	Exercisable	Price

$7.94 - 13.88	564,010	2.12	$9.51	564,010	$9.51
16.31 - 23.98	1,267,275	7.64	21.33	438,275	16.31
24.13 - 29.95	529,187	5.89	25.04	459,248	24.54
30.81 - 32.00	620,100	7.47	31.93	303,582	31.95
32.25 - 45.75	438,600	7.65	33.13	210,895	33.16

$7.94 - 45.75	3,419,172	6.43	$23.39	1,976,010	$20.48

At June 30, 2002, 1,604,733 shares were available for future grants under the Option Plans. In October 2001, the stockholders approved an amendment to one of the Option Plans to increase the number of authorized shares by 1,000,000.

Employee Stock Purchase Plan — Under the Company’s Employee Stock Purchase Plan, (the “Purchase Plan”), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to certain annual limitations. Stock issued under the Purchase Plan was 56,187, 56,307 and 44,722 shares in fiscal 2002, 2001 and 2000 at weighted average prices of $23.16, $22.31 and $28.24, respectively. The weighted average fair value of the fiscal 2002, 2001 and 2000 awards was $3.83, $7.29 and $8.69, respectively. At June 30, 2002, 1,080,716 shares were reserved for future issuances under the Purchase Plan.

Pro Forma Stock-based Compensation Expense — Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation costs for awards in fiscal 2002, 2001 and 2000 under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company’s net income and earnings per share would have been as follows:

(In thousands, except per share amounts)	2002	2001	2000

Net income:
As reported	$27,608	$31,406	$34,043
Pro forma	21,699	25,125	30,421
Basic earnings per share:
As reported	$1.27	$1.42	$1.54
Pro forma	1.00	1.13	1.37
Diluted earnings per share:
As reported	$1.24	$1.37	$1.46
Pro forma	0.98	1.10	1.30

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

	2002	2001	2000

Volatility	52%	45%	40%
Risk-free interest rate	3.94%	4.97%	6.13%
Expected life of options	5.9 years	5.9 years	5.6 years

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Note 10 / EMPLOYEE 401(k) PLAN

The Company has a 401(k) tax deferred savings plan covering most U.S. employees. Participants may contribute up to 10% of their compensation and the Company makes matching contributions ($1,223,000 in fiscal 2002, $1,188,000 in fiscal 2001 and $1,156,000 in fiscal 2000) limited to 5% of each participant’s compensation. Matching contributions vest in 25% increments each year beginning two years after the participant’s date of employment.

Note 11 / TAXES ON INCOME

The provision for taxes on income consists of:

Years ended June 30 (In thousands)	2002	2001	2000

Current:
Federal	$5,981	$8,302	$10,050
State	1,063	1,313	1,574
Foreign	5,348	4,599	4,268

Total current	12,392	14,214	15,892

Deferred:
Federal	346	770	505
State	29	169	186
Foreign	525	142	(192)

Total deferred	900	1,081	499

	$13,292	$15,295	$16,391

Domestic and foreign income before taxes on income is as follows:

Years ended June 30 (In thousands)	2002	2001	2000

Domestic	$29,928	$38,357	$43,040
Foreign	10,972	8,703	7,394

	$40,900	$47,060	$50,434

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the current and noncurrent deferred tax assets and liabilities are as follows:

Years ended June 30 (In thousands)	2002	2001

Current deferred tax assets:
Accounting accruals deductible in different periods for tax purposes	$7,309	$8,182
State income tax	301	291
Other	146	146

Total current deferred tax assets	7,756	8,619

Noncurrent deferred tax asset — Difference in tax basis from acquisition	3,145	3,454
Noncurrent deferred tax liabilities:
Accelerated depreciation	898	897
Net unrealized gain on available for sale securities	515	1,428
Excess tax basis from acquisition	3,145	3,454
Other	391	58

Total deferred tax liabilities	4,949	5,837

Net deferred tax assets (liabilities)	$5,952	$6,236

Total income tax expense differs from the amount computed by applying the statutory Federal income tax rate to income before taxes as follows:

Years ended June 30	2002	2001	2000

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax effect	1.7	1.8	2.0
FSC income not taxed	(2.4)	(3.1)	(2.8)
Taxes on foreign income	0.2	0.8	1.0
Other	(2.0)	(2.0)	(2.7)

	32.5%	32.5%	32.5%

Income taxes paid were $9,398,000 in fiscal 2002, $11,953,000 in fiscal 2001 and $11,822,000 in fiscal 2000.

The Company has not provided for Federal income taxes on approximately $38.6 million of undistributed earnings of foreign subsidiaries, which have been permanently reinvested in subsidiary operations. If these earnings were distributed to the parent company, foreign tax credits available under current law would substantially eliminate the resulting Federal income tax liability.

Note 12 / COMMITMENTS

Certain facilities and equipment are leased under noncancelable operating leases. The Company generally pays taxes, insurance and maintenance costs on leased facilities and equipment. Minimum annual rental commitments under these noncancelable operating leases are $2,681,000 for fiscal 2003, $2,030,000 for fiscal 2004, $1,699,000 for fiscal 2005, $1,453,0000 for fiscal 2006, $1,054,000 for fiscal 2007 and $5,032,0000 thereafter.

Total rental expense for all operating leases was $3,928,000 in fiscal 2002, $3,855,000 in fiscal 2001 and $3,713,000 in fiscal 2000.

Note 13 / BUSINESS SEGMENT INFORMATION

SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company evaluated its business activities that are regularly reviewed by the Company’s senior management and has determined that it has one reporting segment.

The Company sells products, installation and training services and maintenance within this reportable segment, detailed as follows:

(In thousands)	2002	2001	2000

Products	$160,053	$165,188	$162,620
Installation and Training Services	6,276	6,508	957
Maintenance	16,105	15,061	15,952

	$182,434	$186,757	$179,529

Geographic information is presented below:

(In thousands)	2002	2001	2000

Net sales to unaffiliated customers:
United States	$66,585	$69,564	$69,823
Europe	72,696	68,899	63,399
Japan	22,853	29,758	29,837
Other International	20,300	18,536	16,470

Consolidated net sales to unaffiliated customers	$182,434	$186,757	$179,529

Long-lived assets:
United States	$96,474	$91,673
Europe	39,501	34,922
Japan	10,149	9,522
Other International	231	300
Eliminations	(68,026)	(67,492)

Consolidated assets	$78,329	$68,925

No individual customer was greater than 10% of net sales in fiscal 2002, 2001 and 2000 or greater than 10% of consolidated accounts receivable at June 30, 2002 and 2001.

Note 14 / QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2002 and 2001.

	Quarter

(In thousands, except per share amounts)	First	Second	Third	Fourth

Fiscal 2002:
Net sales	$42,067	$46,729	$45,060	$48,578
Gross profit	26,751	30,659	29,672	31,612
Net income	5,357	7,597	7,148	7,506
Basic earnings per share	$0.24	$0.35	$0.33	$0.35
Diluted earnings per share	$0.24	$0.34	$0.33	$0.35
Fiscal 2001:
Net sales	$42,675	$48,540	$48,184	$47,358
Gross profit	28,142	31,665	31,972	30,786
Net income	6,600	8,399	9,154	7,253
Basic earnings per share	$0.30	$0.38	$0.41	$0.33
Diluted earnings per share	$0.29	$0.37	$0.40	$0.32

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned “Nominees” of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 25, 2002, which will be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

IDENTIFICATION OF OFFICERS

See Pages 18 and 19 of this Report captioned “Executive Officers of the Registrant”.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Compensation,” of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 25, 2002, which will be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 25, 2002, which will be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements — See Index to Financial Statements at Page 31 of this Report.

	(2)	Financial Statement Schedules — See Index to Financial Statement Schedules at page 57 of this Report.

	(3)	Exhibits — See Exhibit Index at page 53 through 55 of this Report.

(b)	Reports on Form 8-K — The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

EXHIBIT INDEX

Exhibit
Number	Description	Reference

3.1	Restated Certificate of Incorporation, filed November 6, 1996.	(6)

3.2	Bylaws, as amended on July 29, 2002.

4.1	Shareholder Rights Agreement dated January 21, 1999, between the Registrant and BankBoston N.A.	(9)

10.1	Agreement, effective as of January 1, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.2	Memorandum agreement, dated March 14, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.3	Agreement, dated March 6, 1975, between International Plasma Corporation and the former Dionex Corporation	(1)

10.4	Consent to Assignment executed as of March 26, 1980, between the Dow Chemical Company and the former Dionex Corporation	(1)

10.5	Amendatory Agreement, effective as of November 1, 1981, between The Dow Chemical Company and the Registrant (with certain confidential information deleted)	(1)

10.6	Amendatory Agreement, effective as of July 1, 1982, between The Dow Chemical Company and the Registrant (with certain confidential information deleted)	(1)

10.7	Registrant’s Supplemental Stock Option Plan (Exhibit 28.4)	(2)

10.8	Registrant’s Medical Care Reimbursement Plan (Exhibit 10.17)	(1)

10.9	Registrant’s Employee Stock Participation Plan (Exhibit 28.3)	(4)

Exhibit
Number	Description	Reference

10.10	Credit Agreement dated February 26, 1996 between Bank of America and the Registrant	(5)

10.11	First amendment to Credit Agreement dated February 29, 1996 between Bank of America and the Registrant	(7)

10.12	Second amendment to Credit Agreement dated February 29, 1996 between Bank of America and the Registrant	(7)

10.13	Third amendment to Credit Agreement dated February 29, 1996 between BankAmerica and the Registrant (Exhibit 10.1)	(8)

10.14	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Registrant (Exhibit 10.15)	(11)

10.15	1988 Directors’ Stock Option Plan (and related stock option grant form) (Exhibit 10.20)	(3)

10.16	Dionex Corporation Stock Option Plan, as amended and restated (formerly, the 1990 Stock Option Plan) (Exhibit 10.12)	(10)

21.1	Subsidiaries of Registrant

23.1	Independent Auditors’ Consent

99.1	Certification of the Chief Executive Officer

99.2	Certification of the Chief Financial Officer

(1)	Incorporated by reference to the indicated exhibit in Amendment No. 1 of the Registrant’s Registration Statement on Form S-1 filed December 7, 1982.

(2)	Incorporated by reference to the indicated exhibit in the Registrant’s Registration Statement on Form S-8 filed March 3, 1987.

(3)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed September 27, 1988.

(4)	Incorporated by reference to the indicated exhibit in the Registrant’s Statement on Form S-8 filed May 6, 1994.

(5)	Incorporated by reference to the corresponding exhibit in the Registrant’s Annual Report on Form 10-K filed September 26, 1996.

(6)	Incorporated by reference to the corresponding exhibit in the Registrant’s Annual Report on Form 10-Q filed February 13, 1997.

(7)	Incorporated by reference to the corresponding exhibit in the Registrant’s Annual Report on Form 10-K filed September 28, 1998.

(8)	Incorporated by reference to the indicated exhibit in the Registrant’s Quarterly Report on Form 10-Q filed November 16, 1998.

(9)	Incorporated by reference to the corresponding exhibit in the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999.

(10)	Incorporated by reference to the indicated exhibit in the Registrant’s Statement on Form S-8 filed December 22, 1999.

(11)	Incorporated by reference to the indicated exhibit in the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIONEX CORPORATION (Registrant)

Date August 27, 2002	By	/s/ Lukas Braunschweiler

Lukas Braunschweiler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lukas Braunschweiler Lukas Braunschweiler	President, Chief Executive Officer, and Director (Principal Executive Officer)	August 27, 2002

/s/ Craig A. McCollam Craig A. McCollam	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 27, 2002

/s/ A. Blaine Bowman A. Blaine Bowman	Chairman of the Board	August 27, 2002

/s/ David L. Anderson David L. Anderson	Director	August 27, 2002

/s/ James F. Battey James F. Battey	Director	August 27, 2002

/s/ B.J. Moore B.J. Moore	Director	August 27, 2002

/s/ Riccardo Pigliucci Riccardo Pigliucci	Director	August 27, 2002

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

FINANCIAL STATEMENT SCHEDULES

Independent Auditors’ Report	58

Schedule II — Valuation and Qualifying Accounts and Reserves	59

All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

Dionex Corporation

We have audited the consolidated financial statements of Dionex Corporation and its subsidiaries as of June 30, 2002 and 2001, and for each of the three years in the period ended June 30, 2002, and have issued our report thereon dated July 29, 2002; such financial statements and report are included herein. Our audits also included the consolidated financial statement schedule of Dionex Corporation and its subsidiaries, listed in the accompanying Index to Financial Statement Schedules. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
July 29, 2002

SCHEDULE II

DIONEX CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
(IN THOUSANDS)

			Charged
	Balance		(Credited)			Balance
	Beginning		to Other			End of
	of Year	Additions	Accounts(1)	Deductions		Year

YEAR ENDED JUNE 30, 2002:
Allowance for doubtful accounts	$890	$181	$84	$(166	)(2)	$989

Accrued product warranty	$2,983	$3,191	$181	$(3,443	)(3)	$2,912

YEAR ENDED JUNE 30, 2001:
Allowance for doubtful accounts	$765	$288	$(71)	$(92	)(2)	$890

Accrued product warranty	$4,645	$1,085	$(178)	$(2,569	)(3)	$2,983

YEAR ENDED JUNE 30, 2000:
Allowance for doubtful accounts	$812	$245	$(21)	$(271	)(2)	$765

Accrued product warranty and installation	$4,701	$2,877	$(53)	$(2,880	)(3)	$4,645

(1)	Effects of exchange rate changes

(2)	Accounts written off, net of recoveries

(3)	Product warranty and installation costs