Form 10-Q
period 2002-09-30
DIONEX CORP /DE
filed 2002-11-14
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission File Number 0-11250

DIONEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2647429

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1228 Titan Way, Sunnyvale, California	94086

(Address of principal executive offices)	(Zip Code)

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

YES   [X]          NO   [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2002:

CLASS	NUMBER OF SHARES

Common Stock	21,196,341

DIONEX CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATED BALANCE SHEETS as of September 30, 2002 and June 30, 2002	3

	CONDENSED CONSOLIDATED STATEMENTS OF INCOME for the Three Months Ended September 30, 2002 and 2001	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the Three Months Ended September 30, 2002 and 2001	5

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6-9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10-15

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	15

ITEM 4.	CONTROLS AND PROCEDURES	15

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	16

SIGNATURES		16-20

EXHIBITS		21-24

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	June 30,
	2002	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including invested cash of $22,607 at September 30, 2002 and $12,877 at June 30, 2002)	$32,421	$22,169
Marketable equity securities	1,603	2,281
Accounts receivable (net of allowance for doubtful accounts of $985 at September 30, 2002 and $989 at June 30, 2002)	39,880	45,139
Inventories	24,317	22,410
Deferred tax assets	8,868	7,756
Prepaid expenses and other	2,227	2,634

Total current assets	109,316	102,389
Property, plant and equipment, net	44,165	44,895
Goodwill, net	21,258	19,549
Intangible assets, net	5,199	5,506
Other assets	8,771	8,379

	$188,709	$180,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$2,217	$2,503
Accounts payable	6,698	5,227
Accrued liabilities	22,150	24,770
Income taxes payable	7,969	4,902
Accrued product warranty	2,845	2,912

Total current liabilities	41,879	40,314
Deferred taxes and other liabilities	8,859	7,695
Long-term debt	862	1,002
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding: 21,129,031 shares at September 30, 2002 and 21,089,372 shares at June 30, 2002)	68,884	67,626
Retained earnings	71,900	67,439
Accumulated other comprehensive loss	(3,675)	(3,358)

Total stockholders’ equity	137,109	131,707

	$188,709	$180,718

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(In thousands, except per share amounts)

	September 30,

	2002	2001

	(unaudited)
Net sales	$47,272	$42,067
Cost of sales	16,951	15,316

Gross profit	30,321	26,751

Operating expenses:
Selling, general and administrative	17,085	15,571
Research and product development	3,906	3,945

Total operating expenses	20,991	19,516

Operating income	9,330	7,235
Interest income	85	155
Interest expense	(68)	(52)
Other income	—	599

Income before taxes	9,347	7,937
Taxes on income	3,038	2,580

Net income	$6,309	$5,357

Basic earnings per share	$0.30	$0.24

Diluted earnings per share	$0.29	$0.24

Shares used in computing per share amounts:
Basic	21,122	22,138

Diluted	21,545	22,704

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(In thousands)

	September 30,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net income	$6,309	$5,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,372	1,954
Gain on sale of marketable securities	—	(599)
Tax benefit related to stock option plans	—	274
Deferred taxes	(1,531)	(480)
Changes in assets and liabilities:
Accounts receivable	5,097	3,725
Inventories	(1,842)	285
Prepaid expenses and other assets	(174)	307
Accounts payable	1,492	(1,329)
Accrued liabilities	(2,786)	(1,542)
Income taxes payable	3,275	2,047
Accrued product warranty	(69)	(120)

Net cash provided by operating activities	11,143	9,879

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	890
Purchase of property, plant and equipment	(438)	(2,401)

Net cash used for investing activities	(438)	(1,511)

Cash flows from financing activities:
Net change in notes payable to banks	(262)	1,219
Principal payments on long-term debt	(116)	(123)
Sale of common stock	1,520	998
Repurchase of common stock	(2,110)	(6,444)
Other	—	1

Net cash provided by (used for) financing activities	(968)	(4,349)

Effect of exchange rate changes on cash	515	(151)

Net increase in cash and equivalents	10,252	3,868
Cash and equivalents, beginning of period	22,169	17,311

Cash and equivalents, end of period	$32,421	$21,179

Supplemental disclosures of cash flow information:
Income taxes paid	$1,048	$376
Interest paid	$52	$55

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by Dionex Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Stockholders for the fiscal year ended June 30, 2002.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003.

2. Acquisition

     On October 17, 2000, the Company purchased all of the issued and outstanding shares of LC Packing Nederland B.V. and LC Packings (U.S.A.), Inc. (collectively referred to as “LC Packings”) for a purchase price of $12.4 million, including acquisition costs. In addition, the shareholders of LC Packings have the right to receive additional contingent purchase consideration, to be paid in varying amounts at the end of calendar years 2000 through 2004, in the event LC Packings achieves certain revenue goals. If the entire additional contingent purchase consideration is achieved, the shareholders of LC Packings will be paid an additional amount not to exceed $13 million. At September 30, 2002, $11.0 million of the additional contingent purchase consideration had been earned and has been recorded as goodwill.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. New Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Impairment on Disposal of Long-Lived Assets, effective for fiscal years beginning after December 31, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. The Company has determined that adoption of this standard will not have a material impact on its consolidated financial statements.

4. Inventories

     Inventories consist of (in thousands):

	September 30,	June 30,
	2002	2002

Finished goods	$11,018	$9,127
Work in process	4,026	3,643
Raw materials and subassemblies	9,273	9,640

	$24,317	$22,410

5. Income Taxes

     The effective income tax rate for the first three months of fiscal 2003 was 32.5%, unchanged from the same period in fiscal 2002.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Comprehensive Income

     Components of comprehensive income include net income, foreign currency translation adjustments and unrealized gain (loss) on equity securities available for sale. As such, Accumulated Other Comprehensive Loss in the Condensed Consolidated Balance Sheets represents cumulative foreign currency translation adjustments and unrealized gain (loss) on equity securities available for sale. Comprehensive income was $5,992,000 and $7,211,000 for the three months ended September 30, 2002 and 2001, respectively.

7. Net Income Per Share

     Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities and other contracts that are exercisable or convertible into common stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding using the treasury stock method. The difference between the number of shares outstanding for basic and diluted earnings per share is due to stock options outstanding during the periods presented. For the quarters ended September 30, 2002 and 2001, there were 1,146,146 and 1,170,755 shares, respectively, excluded from the computation of calculating earnings per share because they were anti-dilutive.

8. Common Stock Repurchases

     During the first three months of fiscal 2003, the Company repurchased 82,500 shares of its common stock on the open market, compared with 226,200 shares repurchased in the first three months of the previous fiscal year. During all of fiscal 2002, the Company repurchased 1,333,870 shares.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the three months ended September 30, 2002 are as follows:

Total

Balance as of July 1, 2002	$19,549
Goodwill acquired during the period	1,728
Translation adjustments and other	(19)

Balance as of September 30, 2002	$21,258

     Information regarding the Company’s other intangible assets follows (in thousands):

	As of September 30, 2002			As of June 30, 2002

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Patents and Trademarks	$379	$(375)	$4	$379	$(375)	$4
Development Technology	8,656	(3,461)	5,195	8,651	(3,149)	5,502

Total	$9,035	$(3,836)	$5,199	$9,030	$(3,524)	$5,506

     Amortization expense of other intangible assets was $309,000 and $406,000 in the three months ended September 30, 2002 and 2001, respectively. The estimated amortization for each of the five fiscal years subsequent to June 30, 2002 is as follows:

Year Ended June 30,	Amortization Expense

2003	$1,236
2004	1,236
2005	1,236
2006	871
2007	714

$5,293

DIONEX CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Three Months Ended September 30, 2002 and 2001

Net sales for the first quarter of fiscal 2003 were $47.3 million, an increase of 12% over the $42.1 million reported for the same period last year. Sales increased over the prior year period in our North American market by 8% and in our Japanese market by 4%. Sales in Europe increased 18% in reported dollars and were up 8% in local currency. Overall, currency fluctuations increased sales by approximately 4% for the current quarter.

Gross margin for the first quarter of fiscal 2003 was 64.1%, up from the 63.6% reported for the same period last year. Gross margin was higher primarily due to the favorable effect of currency fluctuations and to a lesser extent due to slightly lower manufacturing costs.

Operating expenses of $21.0 million for the first quarter of fiscal 2002 were up $1.5 million, or 8%, from the $19.5 million reported in the same quarter last year. As a percentage of sales, operating expenses were 44%, lower than the 46% reported for the first quarter last year. Selling, general and administrative expenses increased $1.5 million, or 10%, to $17.1 million in the first quarter of fiscal 2002. The increase was due to additional international selling costs and the effect of currency fluctuations.

Research and product development (R&D) costs of $3.9 million for the first quarter of fiscal 2003 were essentially flat compared to the same period last year. The level of R&D spending varies depending on both the breadth of the Company’s R&D efforts and the stage of specific product development.

Other income was $0.6 million in the first quarter of last year resulting from the sale of marketable equity securities during the quarter. There was no sale of marketable equity securities in the first quarter of fiscal 2003.

The effective tax rate for the first quarter of fiscal 2003 remains at 32.5%, unchanged from the first quarter a year ago. Consistency in the tax rates reflects expected stability in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Net income in the first quarter of fiscal 2003 was $6.3 million or 13.3% of sales, compared with $5.4 million or 12.7% of sales reported for the same period last year. Diluted earnings per share for the first three months of fiscal 2003 were $.29, an increase of 21%, compared with $.24 in the same period last year.

Liquidity and Capital Resources

At September 30, 2002, the Company had cash and cash equivalents of $32.4 million. The Company’s working capital was $67.4 million, an increase from the working capital of $62.1 million reported at June 30, 2002. Cash generated by operating activities for the three months ended September 30, 2002 was $11.1 million compared with $9.9 million for the same period last year. The increase in operating cash flow was primarily due to an increase in net income, accounts payable and income taxes payable, as well as, a reduction in accounts receivable.

Cash used for investing activities was $0.4 million and $1.5 million in the first three months of fiscal 2003 and 2002, respectively. Capital expenditures during the first three months of fiscal 2003 were $0.4 million as compared with capital expenditures of $2.4 million for the same period in fiscal 2002. The expenditures during the first quarter of fiscal 2002 included $1.1 million related to an expansion of a manufacturing site in Germering, Germany.

Cash used for financing activities was $1.0 million and $4.3 million for the first three months of fiscal 2003 and 2002, respectively. The decrease was primarily attributable to the repurchase of common stock for $2.1 million in fiscal 2003, compared with $6.4 million in fiscal 2002.

At September 30, 2002, the Company has utilized $3.1 million of the Company’s $35.1 million in committed bank lines of credit, mainly due to borrowings related to the Company’s Japanese operations. The Company believes that its cash flow from operations, current cash and cash investments and the remaining $32.0 million of bank lines of credit will be adequate to meet its cash requirements for fiscal 2003 and the foreseeable future.

Forward-looking statements

Except for historical information contained herein, the above discussion and the letter to shareholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risk and uncertainties include: general economic conditions, foreign currency fluctuations, competition from other products, existing product obsolescence, fluctuation in worldwide demand for analytical instrumentation, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail in the Company’s Form 10-K for the year ended June 30, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

Summary:

The preparation of consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an on-going basis, including those related to revenue recognition, product returns and allowances, bad debts, inventory valuation, equity investments, goodwill and intangible assets, income taxes, warranty and installation provisions, and contingencies.

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

Revenue Recognition Policy

The Company derives revenue from the sale of products and from services rendered to our customers, including installation, training and maintenance. Generally, our products contain embedded software that is essential to their functionality.

Revenue is recognized in accordance with SAB No. 101 and Statement of Position 97-2, “Software Revenue Recognition”, (SOP 97-2) when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, collection is probable and vendor specific objective evidence exists to allocate revenue to the various elements of the arrangement. Vendor specific objective evidence is based on the price charged when an element is sold separately or, if not yet sold separately, when the price is established by authorized management. Delivery is generally considered to have occurred when shipped.

Equipment is sold our direct sales force and through distributors and resellers. Sales through distributors and resellers are recognized as revenue upon sale to the distributor or reseller as these sales are considered to be final and no right of return or price protection exists. Customer acceptance is generally limited to performance under our published product specifications. When additional customer acceptance conditions apply, all revenue related to the sale is deferred until acceptance is obtained. Our equipment typically includes a one-year warranty. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

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

Loss Provisions on Accounts Receivable and Inventory

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We assess collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, independent credit reports, industry trends and the macro-economic environment. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of our revenue for any period. Historically, the Company has not experienced significant bad debt losses.

The Company values all of its inventories at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. The Company estimates revisions to its inventory valuations based on technical obsolescence, historical demand, projections of future demand, and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional valuation provisions may be required. If demand or market conditions are more favorable, then higher margins could be realized to the extent inventory is sold which had previously been written down.

Long-Lived Assets, Intangible Assets with Finite Lives and Goodwill

We assess the impairment of identifiable intangibles, long-lived assets with finite lives and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include but are not limited to the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant changes or developments in strategic technological collaborations or legal matters that affect the Company’s capitalized patent, trademark and intellectual properties such as licenses.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. As of July 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and as a result, we ceased to amortize approximately $13.2 million of goodwill at June 30, 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in fiscal 2002 and an annual impairment review thereafter. We completed our initial review during the first half of fiscal 2002 and no impairment was necessary.

Warranty

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

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization, and inventory reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. In the event that actual results differ from these estimates, we may need to establish a valuation allowance that could materially impact our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to financial market risks, including changes in foreign currency rates, interest rates and marketable equity securities.

For a detailed analysis of these market risks see the discussion in the Company’s Annual Report to Stockholders for the year ended June 30, 2002 and the Company’s Form 10-K for the year ended June 30, 2002 filed with the Securities and Exchange Commission.

There have been no material changes to these financial market risks since June 30, 2002.

ITEM 4. CONTROL AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION

Date:	November 8, 2002	By:	/s/ Lukas Braunschweiler

Lukas Braunschweiler President, Chief Executive Officer and Director

		By:	/s/ Craig A. McCollam

Craig A. McCollam Vice President, Finance and Administration

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Lukas Braunschweiler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dionex Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Lukas Braunschweiler Lukas Braunschweiler President, Chief Executive Officer and Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Craig A. McCollam, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dionex Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Craig A. McCollam Craig A. McCollam Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.