Form 10-Q
period 2002-12-31
DIONEX CORP /DE
filed 2003-02-14
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

YES          X          NO        ____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 7, 2003:

CLASS	NUMBER OF SHARES

Common Stock	21,038,681

DIONEX CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

		Page
ITEM 1.	FINANCIAL STATEMENTS
	CONDENSED CONSOLIDATED BALANCE SHEETS December 31, 2002 and June 30, 2002	3
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME Three Months Ended December 31, 2002 and 2001	4
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME Six Months Ended December 31, 2002 and 2001	5
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended December 31, 2002 and 2001	6
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-11
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	19
ITEM 4.	CONTROLS AND PROCEDURES	19
	PART II. OTHER INFORMATION
ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS	20
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	20
SIGNATURES		21-25
EXHIBITS		26

DIONEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	June 30,
	2002	2002

	(unaudited)
ASSETS
Current assets:
Cash and equivalents (including invested cash of $26,044 at December 31, 2002 and $12,877 at June 30, 2002)	$35,588	$22,169
Marketable equity securities	1,452	2,281
Accounts receivable (net of allowance for doubtful accounts of $975 at December 31, 2002 and $989 at June 30, 2002)	44,113	45,139
Inventories	25,539	22,410
Deferred tax assets	9,142	7,756
Prepaid expenses and other	2,233	2,634

Total current assets	118,067	102,389
Property, plant and equipment, net	44,662	44,895
Goodwill, net	23,587	19,549
Intangible assets, net	4,980	5,506
Other assets	10,038	8,379

	$201,334	$180,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$2,192	$2,503
Accounts payable	6,212	5,227
Accrued liabilities	27,875	24,770
Income taxes payable	4,028	4,902
Accrued product warranty	3,045	2,912

Total current liabilities	43,352	40,314
Deferred taxes	4,487	4,949
Long-term debt	758	1,002
Other long-term liabilities	6,428	2,746
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding: 21,082,049 shares at December 31, 2002 and 21,089,372 shares at June 30, 2002)	71,897	67,626
Retained earnings	75,207	67,439
Accumulated other comprehensive loss	(795)	(3,358)

Total stockholders’ equity	146,309	131,707

	$201,334	$180,718

See notes to condensed consolidated financial statements.

DIONEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(In thousands, except per share amounts)

	Three Months Ended
	December 31,
	2002	2001

	(unaudited)
Net sales	$54,478	$46,729
Cost of sales	18,321	16,070

Gross profit	36,157	30,659

Operating expenses:
Selling, general and administrative	19,138	16,209
Research and product development	4,334	3,638

Total operating expenses	23,472	19,847

Operating income	12,685	10,812
Interest income	158	91
Interest expense	(49)	(55)
Other income	390	400

Income before taxes	13,184	11,248
Taxes on income	4,285	3,651

Net income	$8,899	$7,597

Basic earnings per share	$0.42	$0.35

Diluted earnings per share	$0.41	$0.34

Shares used in computing per share amounts:
Basic	21,161	21,923

Diluted	21,713	22,417

See notes to condensed consolidated financial statements.

DIONEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
(In thousands, except per share amounts)

	Six Months Ended
	December 31,
	2002	2001

	(unaudited)
Net sales	$101,750	$88,796
Cost of sales	35,272	31,386

Gross profit	66,478	57,410

Operating expenses:
Selling, general and administrative	36,223	31,780
Research and product development	8,240	7,583

Total operating expenses	44,463	39,363

Operating income	22,015	18,047
Interest income	243	246
Interest expense	(117)	(107)
Other income	390	999

Income before taxes	22,531	19,185
Taxes on income	7,323	6,231

Net income	$15,208	$12,954

Basic earnings per share	$0.72	$0.59

Diluted earnings per share	$0.70	$0.57

Shares used in computing per share amounts:
Basic	21,137	22,030

Diluted	21,629	22,560

See notes to condensed consolidated financial statements.

DIONEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
(In thousands)

	Six Months Ended
	December 31,
	2002	2001

	(unaudited)
Cash and equivalents provided by (used for):
Cash flows from operating activities:
Net income	$15,208	$12,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,747	2,554
Gain on sale of marketable securities	(414)	(1,056)
Tax benefit related to stock option plans	1,746	302
Deferred taxes	(1,663)	(1,062)
Changes in assets and liabilities:
Accounts receivable	2,597	5,537
Inventories	(2,398)	2,486
Prepaid expenses and other assets	(1,546)	247
Accounts payable	887	(1,590)
Accrued liabilities	2,439	653
Income taxes payable	(890)	(253)
Accrued product warranty	48	(33)

Net cash provided by operating activities	18,761	20,739

Cash flows from investing activities:
Proceeds from sale of marketable securities	728	1,661
Purchase of property, plant and equipment	(1,204)	(2,734)
Other	(498)	11

Net cash used for investing activities	(974)	(1,062)

Cash flows from financing activities:
Net change in notes payable to banks	(322)	1,398
Proceeds from long-term debt	—	483
Principal payments on long-term debt	(258)	(212)
Sale of common stock	3,471	1,164
Repurchase of common stock	(8,386)	(12,661)

Net cash (used for)financing activities	(5,495)	(9,828)

Effect of exchange rate changes on cash	1,127	(297)

Net increase in cash and equivalents	13,419	9,552
Cash and equivalents, beginning of period	22,169	17,311

Cash and equivalents, end of period	$35,588	$26,863

Supplemental disclosures of cash flow information:
Income taxes paid	$7,663	$7,083
Interest paid	$82	$109
See notes to condensed consolidated financial statements.

DIONEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Dionex Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Stockholders for the fiscal year ended June 30, 2002.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003.

2. Acquisition

     On October 17, 2000, the Company purchased all of the issued and outstanding shares of LC Packings Nederland B.V. and LC Packings (U.S.A.), Inc. (collectively referred to as “LC Packings”) for a purchase price of $12.4 million, including acquisition cost. In addition, the shareholders of LC Packings have the right to receive additional contingent purchase consideration, to be paid in varying amounts at the end of calendar years 2000 through 2004, in the event LC Packings achieves certain revenue goals. If the entire additional contingent purchase consideration is achieved, the shareholders of LC Packings will be paid an additional amount not to exceed $13 million. At December 31, 2002, $13 million of the additional contingent purchase consideration had been earned and was recorded as goodwill.

DIONEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. New Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Impairment on Disposal of Long-Lived Assets, effective for fiscal years beginning after December 31, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. The Company has determined that adoption of this standard had no impact on its consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 14, 2002. The Company intends to adopt the disclosure provisions of SFAS No. 148 for the quarterly period beginning on January 1, 2003. The Company does not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is not expected to have an impact on the financial position, results of operations or cash flows of the Company.

4. Inventories

     Inventories consist of (in thousands):

	December 31, 2002	June 30, 2002

Finished goods	$11,601	$9,127
Work in process	3,399	3,643
Raw materials	10,539	9,640

	$25,539	$22,410

5. Income Taxes

     The effective income tax rate for the first six months of fiscal 2003 was 32.5%, unchanged from the same period in fiscal 2002.

6. Comprehensive Income

Components of comprehensive income include net income, foreign currency translation adjustments and unrealized gain on equity securities available for sale. As such, Accumulated Other Comprehensive Income in the Condensed Consolidated Balance Sheets represents cumulative foreign currency translation adjustments and unrealized gain or loss on equity securities available for sale. Comprehensive income was $11,779,000 and $7,211,000 for the three months ended December 31, 2002 and 2001, respectively, and $17,771,000 and $12,882,000 for the six months ended December 31, 2002 and 2001, respectively.

7. Net Income Per Share

     Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities and other contracts that are exercisable or convertible into common stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding using the treasury stock method. The difference between the number of shares outstanding for basic and diluted earnings per share is due to stock options outstanding during the periods presented. At December 31, 2002 and 2001, there were 1,236,186 and 1,491,809 stock option shares, respectively, excluded from the computation to calculate earnings per share because they were anti-dilutive.

DIONEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Common Stock Repurchases

     During the first six months of fiscal 2003, the Company repurchased 291,900 shares of its common stock on the open market for $8.4 million ($28.73 per share), compared with 469,470 shares repurchased in the first six months of the previous fiscal year for $12.7 million ($26.97 per share). During all of fiscal 2002, the Company repurchased 1,333,870 shares.

9. Goodwill and Other Intangible Assets

     Information regarding the Company’s goodwill and other intangible assets reflect current foreign exchange rates.

     Changes in the carrying amount of goodwill for the six months ended December 31, 2002 are as follows (in thousands):

Total

Balance as of July 1, 2002	$19,549
Goodwill acquired during the period	3,683
Translation adjustments and other	355

Balance as of December 31, 2002	$23,587

     Intangible assets (in thousands):

	As of December 31, 2002			As of June 30, 2002

		Accumulated			Accumulated
	Carrying Amount	Amortization	Net	Carrying Amount	Amortization	Net

Patents and Trademarks	$379	$(375)	$4	$379	$(375)	$4
Developed Technology	8,883	(3,907)	4,976	8,651	(3,149)	5,502

Total	$9,262	$(4,282)	$4,980	$9,030	$(3,524)	$5,506

     Amortization expense of other intangible assets was $618,000 and $592,000 respectively, for the six months ended December 31, 2002 and 2001. The estimated amortization for each of the five fiscal years subsequent to June 30, 2002 is as follows:

Year Ended	Amortization
June 30,	Expense

2003	$1,269
2004	1,269
2005	1,269
2006	734
2007	714

Total	$5,255

DIONEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Warranty

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

     Details of the change in accrued product warranty for the six months ended December 31, 2002 are as follows (in thousands):

Charged
	Balance		(Credited)
	Beginning		to Other		Balance
	of Period/ Year	Additions	Accounts (1)	Deductions (2)	End of Period/ Year

SIX MONTHS ENDED DECEMBER 31, 2002:
Accrued product warranty	$2,912	$1,180	$85	$(1,132)	$3,045

(1)	Effects of exchange rate changes

(2)	Product warranty costs

11. Commitments

     One of the Company’s foreign subsidiaries discounts trade notes receivable with banks. The uncollected balances of notes receivable due to the discounting banks at December 31, 2002 and June 30, 2002 were approximately $2.6 million for both periods. The Company is contingently liable for these unpaid balances to the extent these amounts are not paid to the bank by the end customer. The Company has determined that the carrying amount of its contingent liability under this guarantee is zero at December 31, 2002 and June 30, 2002 based on its past experience of discounting trade notes receivable.

DIONEX CORPORATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended December 31, 2002 and 2001

Net sales for the second quarter of fiscal 2003 were $54.5 million, an increase of 17% compared with $46.7 million reported for the same period last year. Sales increased over the prior year period in all geographic markets. North America continued to grow strongly, at a high single-digit rate. Sales in Europe remained strong, growing in the high double-digits in reported dollars and in high single-digits in local currency. Sales in Japan rebounded very strongly this quarter, growing 25% compared with a year ago. Overall, sales were positively affected by currency fluctuations by approximately 4% for the quarter.

Gross margin for the second quarter of fiscal 2003 was 66.4%, up from the 65.6% reported for the same period last year. Gross margin was higher primarily due to a change in the geographic mix as well as a benefit from currency fluctuations.

Operating expenses of $23.5 million for the second quarter of fiscal 2003 were up $3.6 million or 18%, from the $19.8 million reported in the same quarter last year. As a percentage of sales, operating expenses were 43% for the second quarter of fiscal 2003 and for the second quarter last year.

Selling, general and administrative (SG&A) expenses increased $2.9 million, or 18%, to $19.1 million in the second quarter of fiscal 2002. The increase is the result of lower spending last year on initiatives and projects that were delayed as a result of the events of September 11, 2001. In the second quarter of fiscal 2003, we continued the expansion efforts in China and increased our sales and marketing efforts for both IC and HPLC products. In addition, currency fluctuations also increased SG&A expenses.

Research and development (R&D) costs of $4.3 million were $696,000 higher, or 19%, from the $3.7 million reported in the same period last year. The level of R&D spending varies depending on both the breadth of the Company’s R&D efforts and the stage of specific product development.

Other income was $390,000 and $400,000 in the second quarter of fiscal 2003 and 2002, respectively. Other income resulted primarily from the sale of marketable equity securities during the two quarters.

The effective tax rate for the second quarter of fiscal 2003 was 32.5%, unchanged from the second quarter a year ago. The tax rate reflects offsetting taxable incomes among the varied tax jurisdictions in which the Company does business.

Net income in the second quarter of fiscal 2003 was $8.9 million, compared with $7.6 million reported for the same period last year. Diluted earnings per share were $.41 compared with $.34 in the same period last year.

Results of Operations - Six Months Ended December 31, 2002 and 2001

Net sales for the six months ended December 31, 2003 were $101.8 million, an increase of 15% compared with $88.8 million reported for the same period last year. Sales also increased compared to the same period last year in all geographic markets. Sales in North America grew in the high single-digits. Sales in Europe increased in the high double-digits in local currency and in the high single-digits in reported dollars. Japan grew in the low double-digits for the first six months of fiscal 2003.

Gross margin for the first six months of fiscal 2003 was 65.3%, up from the 64.7% reported for the same period last year. Gross margin was higher due to the favorable effect of currency fluctuations and lower manufacturing costs.

Operating expenses of $44.5 million for the first six months of fiscal 2003 increased $5.1 million, or 13%, from the $39.4 million reported for the same period last year. As a percentage of sales, operating expenses were 44% in both fiscal years.

SG&A expenses were $36.2 million, an increase of 14%, compared with the $31.8 million reported in the same period last year. The increase of expenses incurred during the first six months of fiscal 2003 are primarily due to the lower cost base for the same period last year. Additionally, higher sales and marketing expenses were incurred to expand our business in China and our HPLC business in Europe and North America. Currency fluctuations also had an impact which increased SG&A expenses.

R&D costs of $8.2 million were up 9% from the same period last year. The level of R&D spending varies depending on both the breadth of the Company’s R&D efforts and the stage of specific product development.

Other income was $390,000 for the first half of fiscal 2003, compared with $999,000 for the same period last year. Other income in fiscal 2002 resulted primarily from the sales of marketable equity securities.

The effective tax rate for the first six months of fiscal 2003 was 32.5%, unchanged from the same period last year. The tax rate reflects offsetting taxable incomes among the varied tax jurisdictions in which the Company does business.

Net income for the first six months of fiscal 2003 was $15.2 million, compared with $13.0 million reported for the same period last year. Diluted earnings per share for the first half of fiscal 2003 were $.70, compared with $.57 for the same period last year.

Liquidity and Capital Resources

At December 31, 2002, the Company had cash and cash investments of $35.6 million. The Company’s working capital was $74.7 million, up $5.2 million from the $62.1 million reported at June 30, 2002. Cash generated by operating activities for the six months ended December 31, 2002 was $18.8 million compared with $20.7 million for the same period last year. The decrease in operating cash flow was primarily due to an increase in inventory and as well as an increase in prepaid expenses and other assets.

Cash used for investing activities was $1.0 million and $1.1 million in the first six months of fiscal 2003 and 2002, respectively. Capital expenditures were $1.2 million and $2.7 million during the first six months of fiscal 2003 and 2002, respectively. The amount in fiscal 2002 includes $1.8 million related to an expansion of a manufacturing site in Germering, Germany. Proceeds from the sale of marketable securities were $.7 million and $1.6 million for the first six months of fiscal 2003 and 2002, respectively.

Cash used for financing activities was $5.5 million and $9.8 million in the first six months of fiscal 2003 and 2002, respectively. The decrease is primarily attributable to the repurchase of common stock for $8.4 million in fiscal 2003, compared with $12.7 million in fiscal 2002 with an offset of proceeds received from the issuance of common stock for the exercise of employee stock options. Additionally, sales of common stock increased to $3.5 million in fiscal 2003 as compared to $1.2 million in fiscal 2002.

At December 31, 2002, the Company had utilized $3.0 million of the Company’s $35.0 million in committed bank lines of credit, mainly due to borrowings related to the Company’s operations. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its bank lines of credit will be adequate to meet its cash requirements for fiscal 2003 and the foreseeable future. During the six months of fiscal 2003, the Company repurchased 291,900 shares of its common stock for $8.4 million.

New Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Impairment on Disposal of Long-Lived Assets, effective for fiscal years beginning after December 31, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. The Company has determined that adoption of this standard had no impact on its consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 14, 2002. The Company intends to adopt the disclosure provisions of SFAS No. 148 for the quarterly period beginning on January 1, 2003. The Company does not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is not expected to have an impact on the financial position, results of operations or cash flows of the Company.

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

Equipment is sold through our direct sales force and through distributors and resellers. Sales through distributors and resellers are recognized as revenue upon sale to the distributor or reseller as these sales are considered to be final and no right of return or price protection exists. Customer acceptance is generally limited to performance under our published product specifications. When additional customer acceptance conditions apply, all revenue related to the sale is deferred until acceptance is obtained. Our equipment typically includes a one-year warranty. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

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

Long-Lived Assets, Intangible Assets with Finite Lives and Goodwill

We assess the impairment of identifiable intangibles, long-lived assets with finite lives and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant negative industry or economic trends; significant changes or developments in strategic technological collaborations or legal matters that affect the Company’s capitalized patent, trademark and intellectual properties such as licenses.

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

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization, and reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. In the event that actual results differ from these estimates, we may need to establish a valuation allowance that could materially impact our financial position and results of operations.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 25, 2002, the Company held its annual meeting for the following purposes: (1) to elect directors; and (2) to ratify the selection of Deloitte & Touche LLP as the Company’s independent auditors for its fiscal year ending June 30, 2003. A description of these matters is contained in the Company’s Proxy Statement dated September 20, 2002, relating to the 2002 Annual Meeting of Stockholders.

There were 21,139,031 shares of the Company’s common stock entitled to vote at the Annual Meeting of Stockholders based on the September 9, 2002 record date. The Company solicited proxies pursuant to Regulation 14A of the Securities and Exchange Act of 1934 and there was no solicitation to management’s nominees for directors as listed in the proxy statement. Each director received a minimum of 17,446,336 votes, which represents at least 82% of the outstanding common stock entitled to vote.

The stockholders voted to ratify the selection of Deloitte & Touche LLP as the Company’s independent auditors for its fiscal year ending June 30, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
NOTE: The certifications under Section 906 are separate from the certifications contained after the signatures below.

(b)	Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION (Registrant)

	By:	/s/ Lukas Braunschweiler
Date: February 11, 2003
Lukas Braunschweiler President, Chief Executive Officer And Director

	By:	/s/ Craig A. McCollam

Craig A. McCollam Vice President, Finance and Administration

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PERSUANT TO
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

Date: February 11, 2003

/s/ Lukas Braunschweiler

Lukas Braunschweiler
President, Chief Executive Officer and Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PERSUANT TO
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

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’auditors and the audit committee of registrant’board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’ability to record, process, summarize and report financial data and have identified for the registrant’auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’internal controls; and

6.	The registrant’other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ Craig A. McCollam

Craig A. McCollam
Vice President and Chief Financial Officer

Index to Exhibits

Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
NOTE: The certifications under Section 906 are separate from the certifications contained after the signatures below.