Form 10-Q
period 2003-03-31
DIONEX CORP /DE
filed 2003-05-15
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11250

DIONEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2647429 (I.R.S. Employer Identification No.)

1228 Titan Way, Sunnyvale, California (Address of principal executive offices)	94085 (Zip Code)

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

YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  [X]   NO [  ]

As of May 14, 2003, the registrant had 20,902,141 shares of Common Stock outstanding.

DIONEX CORPORATION
INDEX

		Page
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	CONDENSED CONSOLIDATED BALANCE SHEETS March 31, 2003 and June 30, 2002	3
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME Three Months Ended March 31, 2003 and 2002	4
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME Nine Months Ended March 31, 2003 and 2002	5
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended March 31, 2003 and 2002	6
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-13
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-21
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	22
ITEM 4.	CONTROLS AND PROCEDURES	22
	PART II. OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	23
SIGNATURES		23

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	June 30,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and equivalents (including invested cash of $24,682 at March 31, 2003 and $12,877 at June 30, 2002)	$36,192	$22,169
Marketable equity securities	1,067	2,281
Accounts receivable (net of allowance for doubtful accounts of $1,025 at March 31, 2003 and $989 at June 30, 2002)	46,774	45,139
Inventories	26,099	22,410
Deferred tax assets	10,535	7,756
Prepaid expenses and other	2,882	2,634

Total current assets	123,549	102,389
Property, plant and equipment, net	45,366	44,895
Goodwill, net	23,931	19,549
Intangible assets, net	4,715	5,506
Other assets	6,750	8,379

	$204,311	$180,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$2,204	$2,503
Accounts payable	6,188	5,227
Accrued liabilities	26,876	24,770
Income taxes payable	6,326	4,902
Accrued product warranty	3,114	2,912

Total current liabilities	44,708	40,314
Deferred taxes and other liabilities	7,891	7,695
Long-term debt	636	1,002
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding: 20,994,812 shares at March 31, 2003 and 21,089,372 shares at June 30, 2002)	74,383	67,626
Retained earnings	76,144	67,439
Accumulated other comprehensive income	549	(3,358)

Total stockholders’ equity	151,076	131,707

	$204,311	$180,718

     See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(In thousands, except per share amounts)

	March 31,

	2003	2002

	(unaudited)
Net sales	$56,069	$45,060
Cost of sales	18,810	15,388

Gross profit	37,259	29,672

Operating expenses:
Selling, general and administrative	19,844	15,878
Research and product development	4,176	3,775

Total operating expenses	24,020	19,653

Operating income	13,239	10,019
Interest income	104	62
Interest expense	(35)	(56)
Other income	36	570
Write-off of non-affiliate investment	(2,067)	—

Income before taxes on income	11,277	10,595
Taxes on income	3,665	3,447

Net income	7,612	7,148

Basic earnings per share	$0.36	$0.33

Diluted earnings per share	$0.35	$0.33

Shares used in computing per share amounts:
Basic	21,028	21,491

Diluted	21,619	21,944

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED MARCH 31, 2003 AND 2002
(In thousands, except per share amounts)

	March 31,

	2003	2002

	(unaudited)
Net sales	$157,819	$133,855
Cost of Sales	54,082	46,775

Gross profit	103,737	87,080

Operating expenses:
Selling, general and administrative	56,067	47,657
Research and product development	12,416	11,358

Total operating expenses	68,483	59,015

Operating income	35,254	28,065
Interest income	348	309
Interest expense	(153)	(164)
Other income	426	1,569
Write-off of non-affiliate investment	(2,067)	—

Income before taxes on income	33,808	29,779
Taxes on income	10,988	9,678

Net income	$22,820	$20,101

Basic earnings per share	$1.08	$0.92

Diluted earnings per share	$1.06	$0.90

Shares used in computing per share amounts:
Basic	21,100	21,851

Diluted	21,625	22,355

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2003 AND 2002
(In thousands)

	March 31,

	2003	2002

	(unaudited)
Cash and equivalents provided by (used for):
Cash flows from operating activities:
Net income	$22,820	$20,101
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(414)	(1,597)
Write-off of non-affiliated investment	2,067	—
Depreciation and amortization	4,339	3,530
Deferred taxes	(2,811)	(1,047)
Tax benefit related to stock option plans	2,430	656
Changes in assets and liabilities:
Accounts receivable	422	3,959
Inventories	(2,637)	2,936
Prepaid expenses and other assets	(1,416)	(1,195)
Accounts payable	703	(1,108)
Accrued liabilities	1,196	902
Income taxes payable	1,377	497
Accrued product warranty	56	(29)

Net cash provided by operating activities	28,132	27,605

Cash flows from investing activities:
Proceeds from sale of marketable securities	728	2,531
Purchase of property, plant and equipment	(2,697)	(3,315)
Earn-out provision of LC Packings	(3,000)	(2,500)
Investments in non-affiliated companies	(500)	—
Other	5	74

Net cash used for investing activities	(5,464)	(3,210)

Cash flows from financing activities:
Net change in borrowings under lines of credit	(324)	821
Proceeds from long-term debt	—	483
Principal payments on long-term debt	(384)	(333)
Sale of common stock	6,050	2,916
Repurchase of common stock	(15,838)	(26,909)
Net cash used for financing activities	(10,496)	(23,022)

Effect of exchange rate changes on cash	1,851	(176)

Net increase in cash and equivalents	14,023	1,197
Cash and equivalents, beginning of period	22,169	17,311

Cash and equivalents, end of period	$36,192	$18,508

Supplemental disclosures of cash flow information:
Income taxes paid	$9,770	$9,403
Interest paid	$103	$165

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

2.       Acquisition

          On October 17, 2000, the Company purchased all of the issued and outstanding shares of LC Packings Nederland B.V. and LC Packings (U.S.A.), Inc. (collectively referred to as “LC Packings”) for a purchase price of $12.4 million, including acquisition cost. In addition, the shareholders of LC Packings have the right to receive additional contingent purchase consideration, to be paid in varying amounts at the end of calendar years 2000 through 2004, in the event LC Packings achieves certain revenue goals. At March 31, 2003, the entire contingent purchase consideration of $13 million had been earned and recorded as goodwill bringing the total purchase price to $25.4 million.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.       New Accounting Pronouncements

          In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”)SFAS No. 144, Impairment on Disposal of Long-Lived Assets, effective for fiscal years beginning after December 31, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. The Company has determined that adoption of this standard had no material impact on its consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 14, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 for the quarterly period beginning on January 1, 2003. The Company does not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is not expected to have an impact on the financial position, results of operations or cash flows of the Company.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.       Inventories

          Inventories consist of (in thousands):

	March 31,	June 30,
	2003	2002

Finished goods	$11,923	$9,127
Work in process	3,697	3,643
Raw materials	10,479	9,640

	$26,099	$22,410

5.       Income Taxes

          The effective income tax rate for the first nine months of fiscal 2003 was 32.5%, unchanged from the same period in fiscal 2002.

6.       Comprehensive Income

          Components of comprehensive income include net income, foreign currency translation adjustments and unrealized gain on equity securities available for sale. As such, accumulated other comprehensive income in the condensed consolidated balance sheets represents cumulative foreign currency translation adjustments and unrealized gains on equity securities available for sale. Comprehensive income was $8,956,000 and $6,024,000 for the three months ended March 31, 2003 and 2002, respectively, and $26,727,000 and $18,906,000 for the nine months ended March 31, 2003 and 2002, respectively.

7.       Net Income Per Share

          Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities and other contracts that are exercisable or convertible into common stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding using the treasury stock method. The difference between the number of shares outstanding for basic and diluted earnings per share is due to stock options outstanding during the periods presented. At March 31, 2003 and 2002, there were 1,020,941 and 1,484,238 shares, respectively, issuable upon exercise of stock options excluded from the computation to calculate diluted earnings per share because they were anti-dilutive.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.       Common Stock Repurchases

          During the first nine months of fiscal 2003, the Company repurchased 526,400 shares of its common stock on the open market for $15.8 million (an average of $30.09 per share), compared with 1,029,070 shares repurchased in the first nine months of the previous fiscal year for $26.9 million (an average of $26.15 per share). During all of fiscal 2002, the Company repurchased 1,333,870 shares for $34.5 million (an average of $25.86 per share).

9.       Goodwill and Other Intangible Assets

          Information regarding the Company’s goodwill and other intangible assets reflect current foreign exchange rates. Changes in the carrying amount of goodwill for the nine months ended March 31, 2003 are as follows (in thousands):

Total

Balance as of July 1, 2002	$19,549
Goodwill acquired during the period	3,795
Translation adjustments and other	587

Balance as of March 31, 2003	$23,931

          In connection with the adoption of SFAS No. 142 (see Note 3), the Company performed a transitional impairment test on goodwill and determined that no impairment was necessary.

          Information regarding the Company’s other intangible assets is as follows (in thousands):

	As of March 31, 2003			As of June 30,2002

		Accumulated			Accumulated
	Carrying Amount	Amortization	Net	Carrying Amount	Amortization	Net

Patents and Trademarks	$379	$(379)	$—	$379	$(375)	$4
Developed Technology	9,035	(4,320)	4,715	8,651	(3,149)	5,502

Total	$9,414	$(4,699)	$4,715	$9,030	$(3,524)	$5,506

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization expense of other intangible assets was $942,000 and $881,000 respectively, for the nine months ended March 31, 2003 and 2002. The estimated amortization for each of the five fiscal years subsequent to June 30, 2002 is as follows (in thousands):

Year Ended	Amortization
June 30,	Expense

2003	$1,295
2004	1,291
2005	1,291
2006	857
2007	714

Total	$5,448

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

          Details of the change in accrued product warranty for the nine months ended March 31, 2003 are as follows (in thousands):

			Charged
	Balance		(Credited)		Balance
	Beginning		to Other		End of
	Of Year	Additions	Accounts (1)	Deductions (2)	Period

Accrued product warranty
Nine Months Ended:
March 31, 2003	$2,912	$2,060	$140	$(1,998)	$3,114

March 31, 2002	$2,983	$2,093	$8	$(2,117)	$2,967

(1)	Effects of exchange rate changes

(2)	Product warranty costs

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.      Commitments

          One of the Company’s foreign subsidiaries discounts trade notes receivable with banks. The uncollected balances of notes receivable due to the discounting banks at March 31, 2003 and June 30, 2002 were approximately $2.6 million, for both periods. The Company is contingently liable for these unpaid balances to the extent the amounts are not paid to the bank by the end customer. The Company has determined that the carrying amount of its contingent liability under this guarantee was zero at March 31, 2003 and June 30, 2002 based on its past experience of discounting trade notes receivable.

12.      Stock-Based Compensation

          SFAS No. 123 “Accounting for Stock-Based Compensation” sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation costs under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company’s net income and earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income, as reported	$7,612	$7,148	$22,820	$20,101
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,141	1,804	4,368	4,747

Pro forma net income	$6,471	$5,344	$18,452	$15,354

Earnings per share:
Basic - as reported	$0.36	$0.33	$1.08	$0.92

Basic - pro forma	$0.31	$0.25	$0.87	$0.70

Diluted - as reported	$0.35	$0.33	$1.06	$0.90

Diluted - pro forma	$0.30	$0.24	$0.85	$0.69

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          The pro forma results may not be indicative of the future results for the full fiscal year due to potential grants vesting and other factors.

          The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 53% for 2003 and 52% for 2002, expected life of options of 5.9 years, risk free interest rate of approximately 3.03% in 2003 and 3.94% in 2002 and a dividend yield of 0%.

          The Black-Scholes option-pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

DIONEX CORPORATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended March 31, 2003 and 2002

Net sales for the third quarter of fiscal 2003 were $56.1 million, an increase of 24.4% from the $45.1 million reported for the same period last year. Sales increased in all geographic markets and in all product groups when compared to the same period last year. Sales in North America grew strongly at a high single-digit rate. Sales in Europe and Japan increased over 30% and 20%, respectively, in reported dollars and in the low double-digits in local currencies. Sales in the Asia/Pacific region, not including Japan, grew almost 40%, with sales in China more than doubling sales compared to the same period last year. Net sales were positively affected by currency fluctuations by approximately 10% for the third quarter of 2003.

Gross margin for the third quarter of fiscal 2003 was 66.5%, up from the 65.8% reported for the same period last year. Gross margin was higher due to favorable currency fluctuations and lower manufacturing costs due to higher production volumes.

Operating expenses of $24.0 million for the third quarter of fiscal 2003 were up $4.4 million, or 22.2%, from the $19.7 million reported in the same quarter last year. As a percentage of sales, operating expenses were 42.8%, lower than the 43.6% reported for the third quarter last year. Operating expenses consist of selling, general and administrative expenses and research and product development costs.

Selling, general and administrative (SG&A) expenses increased $4.0 million, or 25.1%, to $19.8 million in the third quarter of fiscal 2003. The increase is the result of currency fluctuations during this year’s third quarter. In addition, SG&A expenses increased due to the continuation of projects initiated in the second quarter associated with the introduction and marketing activities of our RFIC products, continued expansion in China and further development of our sales and service organizations in Europe. Also, last year the Company had in place several cost control measures, lowering SG&A expenses last year.

Research and product development (R&D) costs of $4.2 million were higher in absolute dollars than the $3.8 million reported in the same quarter last year. As a percentage of sales, R&D decreased from 8.4% in the third quarter of fiscal 2002 to 7.4% in the third quarter of fiscal 2003. The level of R&D spending varies on both the breadth of the Company’s R&D efforts and the stage of specific product development.

Other income was $36,000 in the third quarter of fiscal 2003 compared with $.6 million reported for the same period last year. Other income fluctuates as a result of the sale of marketable equity securities.

There was a write-off of an investment in an unaffiliated entity, PharmaSeq, during the third quarter of fiscal 2003 in the amount of $2.1 million, as management determined that the decline in value of the investment, accounted for under the cost method, was other than temporary.

The effective tax rate for the third quarter of fiscal 2003 was 32.5%, unchanged from the third quarter a year ago. Variations in the tax rate reflect changes in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Net income in the third quarter of fiscal 2003 was $7.6 million compared with $7.1 million for the same period in fiscal 2002; diluted earnings per share were $0.35 and $0.33, respectively, for the fiscal 2003 and 2002 third quarters.

Results of Operations - Nine Months Ended March 31, 2003 and 2002

Net sales for the first nine months of fiscal 2003 were $157.8 million, an increase of 17.9% from the $133.0 million reported for the same period last year. Sales increased in all geographic markets and in all product groups when compared to the same period last year. Sales in North America grew in the high single-digits; sales in Europe and Japan increased over 20% and 15%, respectively, in reported dollars; and the Asia/Pacific region, not including Japan, grew almost 40%, with China more than doubling sales compared to the same period last year. Currency fluctuations increased net sales by approximately 6% for the first nine months of fiscal 2003.

Gross margin for the first nine months of fiscal 2003 was 65.7%, up from the 65.1% reported for the same period last fiscal year. Gross margin was higher due to the favorable effect of currency fluctuations and lower manufacturing costs due to higher production volumes.

Operating expenses of $68.5 million for the first nine months of fiscal 2003 were up $9.5 million, or 16.0%, from the $59.0 million reported in the same period last fiscal year. As a percentage of sales, operating expenses were 43.4%, down from the 44.1% reported for the first nine months last fiscal year.

Selling, general and administrative (SG&A) expenses increased $8.4 million, or 17.6%, to $56.1 million in the first nine months of fiscal 2003; however, as a percentage of sales, SG&A expenses for the first nine months of fiscal 2003 were 35.5% compared with 35.6% for the same period in fiscal 2002. The increase of expenses in dollars is attributable to higher expenses due to currency fluctuations in fiscal 2003, continued expansion in China, additional investments in HPLC and increased selling and marketing expenses for new product introductions. In addition, the Company had several cost containment programs in place last year to lower operating expenses.

Research and product development (R&D) costs of $12.4 million were up from the $11.4 million reported in the same period last fiscal year. The level of R&D spending varies on both the breadth of the Company’s R&D efforts and the stage of specific product development.

Other income was $0.4 million in the first nine months of fiscal 2003 compared with $1.6 million reported for the same period last year. Other income resulted primarily from the sale of marketable equity securities.

There was a write-off of an investment in an unaffiliated entity, PharmaSeq, during the third quarter of fiscal 2003 in the amount of $2.1 million, as management determined that the decline in value of the investment, accounted for under the cost method, was other than temporary.

The effective tax rate for the first nine months of fiscal 2003 was 32.5%, unchanged from the first nine months a year ago. The tax rate reflects offsetting taxable income among the varied tax jurisdiction in which the Company does business.

Net income in the first nine months of fiscal 2003 was $22.8 million compared with $20.1 million for the same period in fiscal 2002; diluted earnings per share were $1.06 and $0.90, respectively, for the fiscal 2003 and 2002 third quarters.

Liquidity and Capital Resources

At March 31, 2003, the Company had cash and cash investments of $36.1 million. The Company’s working capital (current assets of $123.5 million less current liabilities of $44.7 million) was $78.8 million, an increase of $16.8 million from the $62.1 million reported at June 30, 2002. Cash generated by operating activities for the nine months ended March 31, 2003 was $28.1 million compared with $27.6 million for the same period last year. The increase in operating cash flow was primarily due to an increase in net income, offset by an increase in inventories.

Cash used for investing activities was $5.5 million and $3.2 million in the first nine months of fiscal 2003 and 2002, respectively. The net increase is primarily attributable to a decrease in the proceeds from sales of marketable securities.

Cash used for financing activities was $10.5 million and $23.0 million in the first nine months of fiscal 2003 and 2002, respectively. The decrease is primarily attributable to the repurchase of 526,400 shares of common stock for $15.8 million in first nine months of fiscal 2003, compared with 1,029,070 shares of common stock for $26.9 million in the first nine months of fiscal 2002, offset by higher proceeds received from the issuance of common stock for the exercise of employee stock options and the purchase of employee stock options of $6.0 million in the first nine months of fiscal 2003 compared with $2.9 million in the first nine months of fiscal 2002.

At March 31, 2003, the Company had utilized $2.8 million of the Company’s $34.3 million in committed bank lines of credit, mainly due to borrowings related to the Company’s operations. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its bank lines of credit will be adequate to meet its cash requirements for fiscal 2003 and the foreseeable future.

The impact of inflation on the Company’s financial position and results of operations was not significant during the nine months ended March 31, 2003.

Forward-looking statements

Except for historical information contained herein, the above discussion and the letter to stockholders contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risk and uncertainties include: general economic conditions, foreign currency fluctuations, competition from other products, existing product obsolescence, fluctuation in worldwide demand for analytical instrumentation, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail in the Company’s Form 10-K for the year ended June 30, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Revenue is recognized in accordance with Staff Accounting Bulletin No. 101 and Statement of Position 97-2, “Software Revenue Recognition”, (SOP 97-2), when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, collection is probable and vendor specific objective evidence exists to allocate revenue to the various elements of the arrangement. Vendor specific objective evidence is based on the price charged when an element is sold separately or, if not yet sold separately, when the price is established by authorized management. Delivery is generally considered to have occurred when shipped. Equipment is sold through our direct sales force and through distributors and resellers. Sales through distributors and resellers are recognized as revenue upon sale to the distributor or reseller as these sales are considered to be final with no right of return or price protection. Customer acceptance is generally limited to performance under our published product specifications. When additional customer acceptance conditions apply, all revenue related to the sale is deferred until acceptance is obtained. Our equipment typically includes a one-year warranty. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

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

Long-Lived Assets, Intangible Assets with Finite Lives and Goodwill

We assess the impairment of identifiable intangibles, long-lived assets and with finite lives and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include but are not limited to the following: significant underperformance relative to expected historical or projected future operating results, significant negative industry or economic trends, significant changes or developments in strategic technological collaborations or legal matters which affect the Company’s capitalized patent, trademark and intellectual properties such as licenses.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. As of July 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets and as a result, we ceased to amortize approximately $13.2 million of goodwill at June 30, 2001. We believe that the effect on goodwill amortization would be a decline of approximately $650,000 in fiscal 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in fiscal 2002 and an annual impairment review thereafter. We completed our initial review during the first half of fiscal 2002 and no impairment was necessary and will perform our annual review for fiscal 2003 by June 30, 2003.

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization, and inventory reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. In the event that actual results differ from these estimates, we may need to establish a valuation allowance which could materially impact our financial position and results of operations.

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

Dionex Corporation’s Current Report on Form 8-K Filed on April 22, 2003, reporting as an Exhibit under Item 7 the Company’s press release dated April 22, 2003 and under Item 7 the Company’s release of financial information including revenues and earnings expectations for the remainder of the fiscal year.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION (Registrant)

Date: May 15, 2003	By:	/s/ Lukas Braunschweiler

Lukas Braunschweiler President, Chief Executive Officer and Director

	By:	/s/ Craig A. McCollam

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

Date: May 15, 2003

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

Date: May 15 , 2003

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