Form 10-K
period 2003-06-30
DIONEX CORP /DE
filed 2003-09-24
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003

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

Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant’s Common Stock held by nonaffiliates on September 12, 2003 (based upon the closing price of such stock as of such date) was $800,293,937.

As of September 12, 2003, 21,223,545 shares of the Registrant’s Common Stock were outstanding.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 24, 2003 are incorporated by reference in Part III of this Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended June 30, 2003, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes”, “anticipates”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such factors include, among others: the continuation or spread of the current economic uncertainty; risks related to international operations, including foreign currency fluctuations; the importance of meeting customer demand for new products; competition in the analytical instrumentation market; our ability to maintain inventories; the importance of attracting and retaining key personnel; and our ability to protect our proprietary information and other risk factors set forth under “Risks and Uncertainties” and elsewhere in this Form 10-K. We expressly disclaim any obligation to update or publicly release any revision to these forward-looking statements after the date of this Form 10-K.

PART I

Item 1. BUSINESS

OVERVIEW

Dionex Corporation* designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. The Company’s products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications. Since July 1, 2001, there have been no material changes in the mode of conducting the business of the Company.

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

Dionex designs, manufactures, markets and services a range of liquid chromatography systems, sample preparation devices and related products that are used by chemists to separate and quantify the individual components of complex chemical mixtures in many major industrial, research and laboratory markets. Typically, the Company’s chromatography systems consist of several components including a specially designed liquid pumping and flow system, a sample injection system, a separator column, post-column devices such as an eluent suppressor, a detector and a data collection and analysis system. Dionex offers integrated and modular systems that can be configured to meet the particular analytical requirements of individual customers. Moreover, individual components may be sold separately to existing customers that wish to expand their systems.

The Company’s chromatography systems are currently focused in several product areas: ion chromatography (IC), high performance liquid chromatography (HPLC) and capillary-/nano-LC. The Company also offers a mass spectrometer coupled with either an IC or HPLC system. For sample preparation, the Company provides automated solvent extraction systems. In addition, the Company develops and manufactures columns, detectors, data collection and analysis systems for use in liquid chromatographs. Each of these product areas is described below.

Ion Chromatography – Ion Chromatography is a form of chromatography that separates ionic (charged) molecules, usually found in water-based solutions, and typically separates and detects them based on their electrical conductivity. The sale of Dionex IC systems and related columns, suppressors, detectors, automation and other products accounts for approximately tow-thirds of the Company’s revenues.

Dionex IC products are used in a wide range of analytical applications, including environmental monitoring, quality control of pharmaceuticals, corrosion monitoring, evaluation of raw materials, quality control of industrial processes and products, research and development, and regulation of the chemical composition of food, beverage and cosmetic products. Major customers include environmental testing laboratories, life science and food companies, chemical and petrochemical firms, power generation facilities, electronics manufacturers, government agencies and academic institutions.

In fiscal 2003, the Company introduced the industry’s first Reagent-Free IC (RFIC) systems by combining eluent generation and advanced eluent suppression technologies. Dionex believes RFIC simplifies ion chromatography while increasing its sensitivity and reproducibility. RFIC also eliminates the errors associated with manual reagent preparation.

The Company offers a complete range of systems for IC:

ICS-90 System – In fiscal 2002, the Company introduced the ICS-90 integrated IC system. The ICS-90 is designed for routine ion analysis and provides rapid start up times, easy operation and stable performance.

ICS-1000 System – The ICS-1000, introduced in fiscal 2003, is an integrated and preconfigured system that performs IC separations using conductivity detection. The system features a dual-piston pump, front panel or Chromeleon software control. Options include column heating and in-line vacuum degassing. The ICS-1000 provides built-in control for electrolytic suppression technology to provide high performance and ease of use.

ICS-1500 System – In fiscal 2003, the Company introduced the ICS-1500, a fully integrated and preconfigured system designed to perform IC separations using conductivity detection. The system is available with a dual-piston pump, thermally controlled conductivity cell, column heater, and optional in-line vacuum degassing. The system is controlled from an LCD touch pad front panel or by Chromeleon software. Using AutoSuppression, the ICS-1500 combines exceptional signal to noise ratios with ease of use.

ICS-2000 RFIC System – The ICS-2000, introduced in fiscal 2003, is the industry’s first totally integrated and preconfigured RFIC system designed to perform with all types of electrolytically generated eluents for isocratic and gradient IC separations using suppressed conductivity detection. The system is controlled from an LCD touch pad front panel or by Chromeleon software. RFIC technology uses advanced eluent generation and post-column eluent suppression technology, eliminating manual preparation of eluents and regenerants.

ICS-2500 RFIC System – The premier product in the Dionex IC family, the modular ICS-2500 RFIC system features the EG50 eluent generator, introduced in fiscal 2003, and the SRS Self-Regenerating Suppressor. The ICS-2500 also includes a microprocessor-controlled dual-piston pump with microbore to semiprep flow control. Detectors available for the system include conductivity, electrochemical, UV-Vis and photodiode array detectors, providing flexible analytical capability. For sample introduction, the system is available with either the AS40 or full-featured AS50 autosampler. Chromeleon software, bundled with the ICS-2500, provides powerful data processing, control features, audit trail, intuitive database management, and full client-server capabilities. Together, the hardware and software offer “system wellness”, a feature that automatically schedules calibration, validation, and routine maintenance on each module. Built-in diagnostics can be prompted from the software to help troubleshoot and track useful parameters such as absorbance detector lamp life and column usage.

Process Instrumentation – In fiscal 1998, the Company began shipping the DX-800 continuous on-line monitoring system. The DX-800 uses industry standard PC-based automation, similar to that used in laboratory chromatography. Major applications for the DX-800 are in the power generation industry for the continuous monitoring of corrosive contaminants in boiler water, the semiconductor industry for continuous monitoring of contaminants in high purity water, and the pharmaceutical and chemical industries for continuous monitoring of biological and chemical synthesis processes.

The Company’s IC systems and related accessories and software are marketed and sold worldwide.

High Performance Liquid Chromatography – HPLC is a form of chromatography that separates a wide range of molecules, such as proteins, carbohydrates, amino acids, and small-molecule pharmaceuticals, and quantifies the components by measuring the amount of light that the molecules absorb or emit when exposed to a light source. The Company’s HPLC customers include life sciences companies active in biological research, biotechnology, pharmaceutical drug discovery and development, and other industrial companies.

The Company offers the following products for HPLC:

Summit HPLC System and Chromeleon Software – The Summit HPLC System includes the P680 pump, introduced in fiscal 2002, that comes in both isocratic and gradient versions, an absorbance detector (including PDA), and an autosampler with optional thermal cooling. In fiscal 2003, Dionex added a new thermostated column compartment, the TCC-100 to the Summit product line. The TCC-100 maintains stable column temperatures, improving reproducibility of peak retention times. Chromeleon software offers full system control, multi-instrument control (including control of other companies’ equipment), validation provisions as required by 21 CFR Part 11 and many other powerful features. The Summit HPLC System and Chromeleon are marketed and sold worldwide.

BioLC System – The BioLC features an inert, metal-free, polyetheretherketone (PEEK) flow path to preserve chemically unstable biomolecules. The BioLC provides high performance dual piston pumps and detectors, including the GS50 gradient pump, the premier pump for BioLC, and a choice of electrochemical, absorbance and photodiode array detectors. These options allow for a wide range of applications including quantification of carbohydrates, amino acids, proteins and peptides, nucleic acids and small biomolecules. The instrument ships with Chromeleon chromatography software and is marketed and sold worldwide.

Capillary-/nano-LC – Capillary-/nano-LC is a form of HPLC that uses low flow rates for analyzing sample volumes much smaller than those of traditional HPLC. HPLC and capillary-/nano-LC sales account for over 25% of the Company’s revenues.

The Company offers the following products for capillary-/nano-HPLC:

UltiMate Capillary-/Nano-LC System – The acquisition of LC Packings in fiscal 2001 expanded the Company’s product offerings to include capillary-/nano-LC products. The UltiMate system, a dedicated microseparation system, consists of a high-precision pump that is coupled with a proprietary method of flow splitting to provide accurate, reproducible isocratic and gradient separations from 40 µl/min. to 100 nL/min. The UltiMate also has a specially developed UV detector. This detector coupled with the Company’s proprietary capillary flow cells allows the most sensitive UV detection in microcolumn separations. Accessories for the UltiMate system include the FAMOS autosampler and the Switchos module for use with large volume samples.

UltiMate Dual Gradient System – Introduced in fiscal 2003, the “dual gradient” version of the UltiMate is offered for parallel Capillary/Nano LC separations. The dual gradient system provides significantly increased throughput, translating into powerful identification of peptides for pharmaceutical, research and other applications.

In fiscal 2002, the Company added to its offerings in the micro-analysis market by acquiring the right to manufacture and distribute the Probot microfraction collector. The Probot allows collection or dispensation of micro samples. The Probot also is used for precision spotting of MALDI-TOF mass spectrometer targets.

Sample Preparation – The Company offers Accelerated Solvent Extraction (ASE) instruments for automated sample preparation. The ASE 300 and ASE 100 are automated sample extraction instruments for large samples up to 100 mL and the ASE 200 is for samples less than 34 mL. The ASE 200 and ASE 300 can automatically extract 24 samples and 12 samples, respectively, while the ASE 100 is a single-sample automated extractor. Each ASE system extracts solid samples using common solvents (the same used in traditional soxhlet techniques) at elevated temperatures and pressures. Competitive techniques include soxhlet, sonication, microwave extraction and supercritical fluid extraction. The ASE 200 and 300 systems offer several advantages over other solvent based extraction techniques including lower solvent consumption, reduced extraction time, higher throughput automation and ease of use. ASE 200 and 300 systems are used worldwide for a number of environmental, industrial and food and beverage applications. The Company offers the Solvent Controller Module, which automates the delivery of multiple solvents to the ASE systems, and AutoASE, an add-on software feature which allows control of up to eight ASE systems from one location, as well as provides methods of storage and documentation.

In fiscal 2002, the Company introduced the ASE 100, a semi-automatic extraction system which handles one extraction at a time. The ASE 100 uses the same technology as the ASE 200 and 300 systems. These systems are marketed worldwide.

Detectors – Detectors are used to measure the quantity of various sample components after they have been separated in a chromatography column. Dionex currently offers several detector products based on conductivity, electrochemistry, absorbance (including the PDA-100 photodiode array detector), fluorescence and refractive index absorbance. This range of detectors is designed to meet customer requirements for analysis of organics, inorganics, metals, amino acids, biological compounds and pharmaceuticals.

Mass Spectrometry – In fiscal 2000, the Company signed an agreement with Thermo Electron to sell its Finnigan AQA mass spectrometer (MS) with Dionex Summit HPLC, BioLC and high-end IC systems. In fiscal 2002, Thermo Electron introduced the MSQ Mass Spectrometer. The agreement with Thermo Electron allows Dionex to market LC/MS and IC/MS system using the MSQ to existing and new customers worldwide, particularly in the pharmaceutical market, but also for environmental testing, drug, beverage and food testing and many other applications. The MSQ mass spectrometer is a compact, benchtop, single quadrupole mass detector for HPLC/MS and IC/MS. The standard system is supplied with both Electrospray (ESI) and Atmospheric Pressure Chemical Ionization (APCI) for maximum analytical flexibility. The agreement with Thermo Electron enables Dionex to reach chemists desiring MS capabilities who previously were not among the Company’s potential customers.

Automation Products – As part of its efforts to make chemical analyses simpler, faster and more reliable, Dionex offers a family of products that automate sample handling, system operation and data analysis for chromatography systems. These products include Chromeleon software and several automated sample injection modules available for IC and HPLC applications.

Chromeleon Software – The Company introduced in fiscal 2003 the Chromeleon 6.5 chromatography data management system. From a single user interface, Chromeleon provides full control of over 200 LC and GC instruments from more than 20 vendors of liquid and gas chromatography systems. It is an easy-to-use, adaptable data management system with scalable client/server architecture for customers requiring a single workstation to site-wide deployment. Data is organized by instrument, user, project or product. All data is stored locally on a PC, centrally on a network server, or both. Analytical results are viewed directly on the screen. Chromeleon also offers a complete suite of features for regulatory compliance: security, validation, audit trails and electronic signatures. Chromeleon provides all the features that laboratories need to comply with GLP, GMP and 21 CFR Part 11 without losing productivity. Chromeleon is marketed as PeakNet in Japan.

Autosamplers – The Company offers a number of autosamplers that address a variety of customer needs.

The AS40 Automated Sample Injection module (AS40) is a low-cost, metal-free, rugged automated sample loading device designed especially for ion chromatography applications. The AS40 can be used with the Company’s IC systems.

For more complex needs, the Company offers the AS50 Auto-Select Autosampler (AS50). The AS50 is a high-performance, random vial access autosampler with automated sample preparation which is used primarily with the BioLC and high end RFIC systems.

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

For capillary-/nano-LC, the Company offers the FAMOS Micro Autosampler. The FAMOS is a fully automated micro autosampler for sample injections from 96 or 386 well plates, PCR tubes or conventional 1.5 mil vials. The unique design allows for automated injection of volumes ranging from 50 nanoliters to up to 5 microliters. FAMOS has a proprietary injection technique that guarantees high performance and virtually no sample dispersion. The FAMOS is marketed with the UltiMate Systems.

Columns – The Company offers a wide variety of columns for use in IC, HPLC and capillary-/nano-HPLC applications. A chromatography column generally consists of a hollow cylinder packed under high pressure with a uniquely designed separation material. The column’s function is to separate various chemical components in a sample. The Company develops and manufactures its own ion-exchange resins and silica-based bonded phases using proprietary processes. Dionex currently manufactures and markets a broad range of column types designed and tested for specific applications in the liquid chromatography market. Dionex offers a wide range of polymeric-based ion-exchange and reversed-phase columns from microbore to semipreparative formats. These columns are designed, developed, tested and marketed for target applications.

Recent column introductions augment a continuing program of product introductions. For ion chromatography, the Company introduced several consumable products in fiscal 2003 for emerging applications; these include the IonPac CS17 Cation-Exchange Column for aliphatic amines and the IonPac AS18 Anion-Exchange Column for routine inorganic anion determinations including drinking water monitoring. The introduction of the CR-TC Trap Columns, which are electrolytically regenerated for use with the Eluent Generator systems, was an important advance in ease of use of RFIC systems for biological samples requiring inert flow paths. Also introduced in fiscal 2003 were two important advances in carbohydrate analysis, the CarboPac PA20 column for monosaccaride determinations and Disposable Gold Electrodes for amperometric detection. In fiscal 2002, the Company introduced the IonPac Cryptand A1 Anion-Exchange Column, the high capacity IonPac CS16 Cation-Exchange Column for high-purity water, the IonPac CS12A-MS Cation-Exchange Column for interfacing with the MSQ mass spectrometer, the SC-CSRS Salt Converter-Cation Self-Regenerating Suppressor for linear ammonium determinations, and the ATC-HC Trap Column.

For the HPLC market, the Company introduced the Acclaim 300 columns in fiscal 2002; this is a new line of C18 reversed-phase columns manufactured by Dionex for the separation of proteins, peptides and other biological macromolecules. This line of columns extends the same unique bonding chemistry developed for the

Acclaim 120 columns to a wide-pore silica substrate. Acclaim HPLC columns are reversed-phase, silica-based C8 and C18 phases for use in the pharmaceutical, nutraceutical, food, and life science separations markets. Introduced in fiscal 2003 was the Acclaim PolarAdvantage columns, a new line of silica-based, reversed-phase columns featuring a polar enhanced stationary phase. These PolarAdvantage columns operate at wider chromatographic conditions and with a broader application range compared to conventional reversed-phase columns.

In fiscal 2003, the LC Packings division of Dionex introduced a new polymeric Monolithic Capillary column for ultra-fast separation of proteins and peptides. In addition, to the Monolithic Capillary Columns, the Company offers a wide variety of micro, capillary and nano-LC columns. The columns range in size from 75 microns to 1 millimeter internal diameter and are packed with a variety of “stationary phase” materials.

Suppressors

Dionex manufactures eluent suppressors that are used to enhance detection in ion chromatography. The Company has proprietary positions in the technology of suppression used in ion chromatography as well as in the application of suppression techniques. The Company’s suppressors lower background conductivity while allowing separations using high capacity columns and more concentrated eluents (liquids used to carry a sample through a liquid chromatography system). Dionex offers an array of suppressors that include the Self Regenerating Suppressor (SRS), the Atlas Suppressor and the MMSIII MicroMembrane Suppressor.

The Self Regenerating Suppressor enhances IC performance while operating with low maintenance requirements. The SRS ULTRA provides superior performance for all IC applications, particularly trace level ion chromatography using hydroxide eluents and is a key component of the ICS-2500 RFIC systems.

The Atlas Suppressor provides improved sensitivity, lower noise and faster start-up over our previous, industry leading AutoSuppression technology, raising the bar even higher in the technology of electrolytic suppression for IC. The Atlas suppressor is ideal for most IC applications requiring carbonate eluents and works with our ICS-2500 systems.

The MMS III MicroMembrane Suppressor for ion chromatography, with an innovative displacement chemical regeneration mode of operation, can be used with all Dionex ion-exchange columns, providing ultra-low noise operation, and is recommended for anion and cation separations using eluents containing solvents.

Service and Other – The Company also generates revenue from its Customer Service organization through maintenance contracts, spare part sales, customer training and sales of other products and valued-added services. (See Technical Support, Installation and Service below.)

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

The Company’s products are used extensively in environmental analysis and by the pharmaceutical, life science, biotechnology, chemical, petrochemical, power generation, food and beverage and electronics industries. Its customers include a number of the largest industrial companies worldwide, as well as government agencies, research institutions and universities. Geographically, sales to customers outside of North America accounted for 64% of net sales in fiscal 2003, 61% of net sales in fiscal 2002 and 60% of net sales in fiscal 2001. No single customer accounted for 10% or more of the Company’s sales in fiscal 2003, 2002 or 2001.

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

Dionex manufactures its products based upon its forecast of customer demand and maintains inventories of completed modules in advance of receipt of firm orders from its customers. Orders are generally placed by the customer on an as-needed basis, and products are usually shipped within four to six weeks after receipt of an order. Dionex does not maintain a substantial backlog, and backlog as of any particular date may not be indicative of the Company’s actual sales in any succeeding period. The level of backlog at June 30, 2003 was $33.0 million and at June 30, 2002 was $28.4 million.

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

Companies competing with Dionex in the analytical instruments market include Agilent Technologies, Inc., Perkin-Elmer, Inc., Shimadzu Corporation, Thermo Instruments, Varian, Inc., Metrohm Ltd. and Waters Corporation. The Company believes no single competitor has a dominant position in the analytical instruments market.

The Company believes it has a substantial market share in IC. Dionex IC systems generally compete with a number of analytical techniques used in identifying and quantifying ionic and polar compounds. The primary sources of competition for IC are conventional manual and automated wet chemistry procedures and certain modified liquid chromatography systems and liquid chromatography systems using single column ion chromatography (SCIC) method that does not use a suppressor device. The Company’s competitors also offer products to compete in ion analysis and chromatography using suppression technology similar to that offered by the Company in earlier generation modules during the 1980’s. Companies competing with Dionex in IC included such vendors as Alltech Associates, Metrohm Ltd., Shimadzu Corporation, Waters Corporation and other smaller companies.

The Company believes it has a small but growing share in HPLC and capillary-/nano-LC. The Company’s Summit HPLC and UltiMate systems compete directly with other manufacturers’ HPLC systems in traditional and capillary-/nano- HPLC applications. Dionex believes that the Summit HPLC system has certain benefits over competing systems, including advanced pump technology and a high performance autosampler. The Company believes that its UltiMate systems offer certain benefits over competing systems including the ability to analyze minute contents of sample. The Company also believes that its CHROMELEON software package provides competitive advantages over its competitors’ software offerings.

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

Competitors of the Company in HPLC market include such vendors as Agilent Technologies, Inc., Shimadzu Corporation, Thermo Electron, Varian, Inc., Waters Corporation and various smaller companies.

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

PATENTS AND LICENSES

The Company has an extensive patent portfolio covering certain of the Company’s products. The primary benefits of patents are presently limited to the United States and certain other foreign countries where the Company’s patents have been issued.

As a matter of Company policy, the Company vigorously protects its intellectual property rights and seeks patent coverage on all developments that it regards as material and patentable. However, there can be no assurances that any patents held by the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The Company’s patents, including those licensed from others, expire on various dates through 2020. The Company believes that, while its patent portfolio has value, no single patent or patent application is in itself essential and that the invalidity or expiration of any single patent would not have a material adverse effect on its business.

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

INTERNATIONAL OPERATIONS

Financial information about foreign and domestic operations and export sales is provided in Note 14 of the Notes to Consolidated Financial Statements found elsewhere in this report.

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

RESEARCH AND PRODUCT DEVELOPMENT

The Company’s research and product development efforts are focused on increasing the performance of its chromatography and other products and expanding the number of chemical compounds that can be analyzed efficiently with its products. Research and product development expenditures were $16.9 million, $15.1 million and $14.7 million in fiscal 2003, 2002 and 2001, respectively. The Company pursues active development programs in the areas of system hardware, applications, computer software, suppressors, resin and column technologies. There can be no assurances that the Company’s product development efforts will be successful or that the products developed will be accepted by the marketplace.

ENVIRONMENTAL LAWS AND REGULATIONS

Compliance by the Company with federal, state and local environmental laws during fiscal 2003 had no material effect upon capital expenditures, earnings or its competitive position.

EMPLOYEES

Dionex had 941 employees at June 30, 2003, compared with 903 employees at June 30, 2002. The Company believes that its future success depends in large part upon its continued ability to attract and retain highly skilled employees.

RISKS AND UNCERTAINTIES

The continuation or spread of the current economic uncertainty in key markets would likely harm our operating results.

The Company sells products in many geographical regions throughout the world. If economic conditions in any of these regions decline or continue to decline, the demand for our products is likely to be reduced. Despite economic uncertainty in Europe, we showed continued growth in the European market; however a continuation of an economic downturn in any of our major markets would likely harm our results of operations.

Foreign currency fluctuations and other risks related to international operations may adversely affect our operating results.

The Company derived approximately 64% of our net sales from outside North America in fiscal 2003 and expect to continue to derive the majority of net sales from outside North America for the foreseeable future. Most of the Company’s sales outside North America are denominated in the local currency of its customers. As a result, the U.S. dollar value of our net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on our results of operations. Tariffs and other trade barriers, difficulties in staffing and managing foreign operations, changes in political environments, interruptions in overseas shipments and changes in tax laws may also impact international sales negatively.

Fluctuation in worldwide demand for analytical instrumentation could affect the Company’s operating results.

The demand for analytical instrumentation products can fluctuate depending upon capital expenditure cycles. Most companies consider the Company’s instrumentation products capital equipment; customers may be unable to secure the necessary capital expenditure approvals due to general economic or customer specific conditions. Significant fluctuations in demand could harm our results of operations.

Fluctuations in the Company’s quarterly operating results may cause our stock price to decline.

A high proportion of the Company’s costs are fixed due in part to our significant sales, research and product development and manufacturing costs. Small declines in revenue caused by fluctuations in currency rates, worldwide demand for analytical instrumentation or other factors could disproportionately affect our quarterly operating results, which may in turn cause our stock price to decline.

If the Company does not introduce new products that are attractive to our customers on a timely basis, our products may become obsolete.

The Company’s products are highly technical in nature. As a result, many of the Company’s products must be developed months or even years in advance of the potential need by a customer. If the Company fails to introduce new products and enhancements as demand arises or in advance of the competition, the Company’s products are likely to become obsolete over time, which would harm operating results. Also, if the market is not receptive to newly developed products, the Company may be unable to recover costs of research and product development and marketing, and may fail to achieve material components of the business plan.

The Company’s revenues depend on successfully competing for market share.

The analytical instrumentation market is highly competitive and the Company competes with many competitors on a local and international level that are significantly larger than Dionex and have greater resources, including larger sales forces and technical staff. Competitors may introduce more effective and less costly products and, in doing so, make it difficult to acquire and retain customers. If this occurs, the Company’s market share may decline and operating results could suffer.

The Company’s ability to maintain inventories and meet customer demand for our products is critical to our operating results.

Most raw materials, components and supplies purchased by the Company are available from a number of suppliers. However, certain items are purchased from limited or sole source suppliers and a disruption of these sources could adversely affect our ability to ship products as needed. A prolonged inability to obtain certain materials or components would likely reduce product inventory, hinder sales and harm our reputation with customers.

The Company manufacture products in three sites in Germany, the Netherlands and the United States. Any prolonged disruption to the operations at these facilities, whether due to labor unrest, supplier issues, damage to the physical plants or equipments or other reasons, could also adversely affect the results of operations.

The Company’s executive officers and other key employees are critical to our business, they may not remain with us in the future and finding talented replacements would be difficult.

The operations of Dionex require managerial and technical expertise. Each of the executive officers and key employees located in the United States is employed “at will” and may leave the employment of the Company at any time. In addition, our headquarters are located in Sunnyvale, California, where the demand for qualified personnel is extremely high and is likely to remain so for the foreseeable future. As a result, competition for personnel is intense and the turnover rate for qualified personnel is high. The loss of any of our executive officers or key employees could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. An inability to hire, train and retain sufficient numbers of qualified employees would seriously affect our ability to conduct our business.

The success of Dionex’s business is dependent in part on protection of proprietary information and inventions; but obtaining and enforcing legal protection of the Company’s proprietary products, processes and technologies can be difficult and expensive.

Patent and trade secret protection is important to Dionex because developing new technologies and products is time-consuming and expensive. The Company owns many U.S. and foreign patents and intends to apply for additional patents to cover our technology and products. The Company may be unable to obtain issued patents from any pending or future patent applications that it owns. The claims allowed under any issued patents may not be sufficiently broad to protect our technology. Third parties may seek to challenge, circumvent or invalidate issued patents that Dionex owns.

In addition to the Company’s patents, we have a vast number of unpatented proprietary products and know-how. The measures employed by the Company to protect this technology, such as maintaining the confidentiality of proprietary information and relying on trade secret laws, may be inadequate.

The Company may incur significant expense in any legal proceedings to protect its proprietary rights.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names and positions of all current executive officers of the Company, and their ages as of August 19, 2003. Except as noted below, there are no other family relationships between any director or executive officer and any other director or executive officer of the Registrant. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Positions

A. Blaine Bowman(1)	57	Chairman of the Board

Lukas Braunschweiler	47	President and Chief Executive Officer

Nebojsa Avdalovic	68	Vice President

Kevin Chance	36	Vice President

Der-Min Fan	53	Vice President

Peter Jochum	52	Vice President

Craig A. McCollam	43	Vice President and Chief Financial Officer

Brent J. Middleton(1)	46	Vice President

Christopher Pohl	52	Vice President

Jeffrey Thompson	47	Vice President

(1)	Mr. Bowman and Mr. Middleton are cousins.

Mr. Bowman has served as the Chairman of the Board since August 2002. From 1980 until August 2002, he served as the Company’s President and Chief Executive Officer and as a director of the Company. Mr. Bowman is also a director of Molecular Devices Corporation.

Dr. Braunschweiler has served as President and Chief Executive Officer since August 2002. Previously, he served as Group Vice-President and Head of Laboratory and Packaging Division of Mettler-Toledo, an analytical instrumentation company, and held a variety of management positions at Mettler-Toledo since 1995.

Dr. Avdalovic has served as Vice President and Chief Technology Officer for the Company since June 2001. Previously, he served as Vice President, Research and Development for the Company since August 1990.

Mr. Chance has served as Vice President of the Chemical Analysis Business Unit (CABU) since April 2003. From 2000 to 2003 he served as CEO of the biochemical company Aptus Pharmaceuticals, Inc. From 1995 through 2000 he served as a business unit general manager and other various positions at Moore Products Company, an information technology provider now part of Siemens Industrial Automation.

Ms. Fan has served as Vice President, Software Engineering for the Company since April 2000. Prior to that, she served as Director of Software Engineering and in various other capacities since joining the Company in 1983.

Dr. Jochum has served as Vice President, Life Sciences Business Unit (LSBU) since October 2000. Prior to that, he served as Managing Director of Dionex Softron since joining the Company in October 1998. Prior to joining the Company, he served as Managing Director of Softron GmbH.

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

Mr. Pohl rejoined the Company as Vice President, Research and Development in June 2001. From March 2000 to June 2001, Mr. Pohl served as Vice President, Research and Development of Ciphergen Biosystems, Inc., a provider of enabling tools for proteomics. From 1981 to 2000, he served as Vice President, Consumables and in various other capacities for the Company.

Mr. Thompson has served as Vice President, Hardware Engineering for the Company since May 2001. Since joining the Company in 1981, he has served as Director of Instrument Engineering and in various other capacities.

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

Item 3.    LEGAL PROCEEDINGS

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2003.

PART II

Item 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

The Company’s common stock is traded in the over-the-counter market through the Nasdaq National Market under the symbol DNEX. The following table sets forth, for the periods indicated, the high and low sales prices as reported by NASDAQ.

	Fiscal 2003		Fiscal 2002

Quarter	High	Low	High	Low

First	$28.72	$22.04	$30.69	$24.00
Second	$31.72	$25.50	$27.06	$23.10
Third	$33.58	$29.19	$27.23	$24.00
Fourth	$40.50	$32.02	$26.79	$23.26

As of September 12, 2003 there were 1018 holders of record of the Company’s common stock as shown on the records of its transfer agent.

DIVIDENDS

As of September 12, 2003, the Company has paid no cash dividends on its common stock and anticipates that for the foreseeable future it will continue to retain its earnings for use in its business.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

Operating Information:

Years ended June 30	2003	2002	2001	2000	1999
(In thousands, except per share amounts)
Net sales	$214,909	$182,434	$186,757	$179,529	$172,940
Cost of sales	73,273	63,740	64,071	56,462	55,216
Revaluation of acquired inventory	—	—	121	—	1,952

Gross profit	141,636	118,694	122,565	123,067	115,772
Operating expenses:
Selling, general and administrative	76,929	65,126	63,443	58,196	53,974
Research and product development	16,888	15,094	14,742	14,850	14,812
Write-off of in-process research and development	—	—	865	—	4,991

Total operating expenses	93,817	80,220	79,050	73,046	73,777

Operating income	47,819	38,474	43,515	50,021	41,995
Other income	497	2,101	3,048	—	—
Write-off of a non-affiliated investment	(2,067)	—	—	—	—
Interest income	504	528	850	844	917
Interest expense	(192)	(203)	(353)	(431)	(301)

Income before taxes on income and cumulative effect of change in accounting principle	46,561	40,900	47,060	50,434	42,611
Taxes on income	15,133	13,292	15,295	16,391	14,137

Net income before effect of change in accounting principle	31,428	27,608	31,765	34,043	28,474
Cumulative effect of change in accounting principle, net of tax	—	—	359	—	—

Net income	$31,428	$27,608	$31,406	$34,043	$28,474

Basic earnings per share	$1.49	$1.27	$1.42	$1.54	$1.28
Diluted earnings per share	$1.45	$1.24	$1.37	$1.46	$1.20
Shares used in computing earnings per share amounts:
Basic	21,057	21,705	22,137	22,174	22,287
Diluted	21,632	22,184	22,895	23,364	23,640

All share and per share amounts have been restated to reflect the two-for-one split of the Company’s common stock effective June 5, 1998. The Company has paid no cash dividends.

Balance sheet information:

At June 30	2003	2002	2001	2000	1999
(In thousands)
Working capital	$87,050	$62,539	$68,071	$48,390	$34,755
Total assets	213,100	180,718	173,682	163,153	146,674
Long-term debt	500	1,002	966	—	990
Stockholders’ equity	159,280	131,707	129,858	118,442	95,738

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the consolidated statement of income items as a percentage of sales.

Years ended June 30	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	34.1	34.9	34.3
Revaluation of acquired inventory	—	—	0.1

Gross profit	65.9	65.1	65.6
Operating expenses:
Selling, general and administrative	35.8	35.7	34.0
Research and product development	7.9	8.3	7.9
Write-off of in-process research and development	—	—	0.4

Total operating expenses	43.7	44.0	42.3

Operating income	22.3	21.1	23.3
Interest income, net	0.1	0.2	0.3
Write-off of a non-affiliate investment	(1.0)	—	—
Other income	0.2	1.1	1.6

Income before taxes and cumulative effect of change in accounting principle	21.6	22.4	25.2
Taxes on income	7.0	7.3	8.2

Net income before cumulative effect of change in accounting principle	14.6	15.1	17.0
Cumulative effect of change in accounting principle	—	—	0.2

Net income	14.6%	15.1%	16.8%

Net Sales and Gross Profit In fiscal 2003, Dionex reported sales of $214.9 million, an increase of 18% compared with the $182.4 million reported in fiscal 2002. Sales in fiscal 2001 were $186.8 million. The Company is subject to the effects of foreign currency fluctuations that can have an impact on sales and gross profits. Currency fluctuations increased sales by 7% in fiscal 2003 and decreased sales by 1% in fiscal 2002 and 5% in fiscal 2001.

Sales in fiscal 2003 grew in all regions. Sales growth in our European market was in the mid-twenties and sales in our Japanese market increased by approximately 20%; both were aided in part by currency fluctuations. Sales in North America grew in the high-single digits. Sales in fiscal 2002 grew in our European and distributor markets but declined in North America and Japan due to weak economic conditions.

Sales outside North America accounted for 64% of net sales in fiscal 2003, 61% in fiscal 2002 and 60% in fiscal 2001. The Company sells directly through its sales forces in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Austria, Denmark, Japan, China, Canada and the United States. Direct sales accounted for 92% of consolidated net sales in fiscal 2003, compared with 90% in fiscal 2002, and 88% in fiscal 2001. International distributors and representatives in Europe, Asia and other international markets accounted for the balance of the consolidated net sales. There were no significant price changes during the three-year period.

Gross profit in fiscal 2003 was 65.9% compared with 65.1% in fiscal 2002 and 65.6% in fiscal 2001. Gross profit in fiscal 2003 was higher due to the effects of favorable currency fluctuations and product mix. Gross profit in fiscal 2002 was lower due to adverse foreign currency fluctuations and product mix.

Operating Expenses Selling, general and administrative (“SG&A”) expenses as a percentage of net sales were 35.8% in fiscal 2003 compared with 35.7% in fiscal 2002 and 34.0% in fiscal 2001. SG&A expenses were $76.9 million in fiscal 2003, an increase of 15% from $65.1 million in fiscal 2002. SG&A expenses in fiscal 2002 increased 3% from $63.4 million in fiscal 2001. The increase in SG&A expenses in fiscal 2003 was attributable to the introduction and marketing activities of our RFIC products, continued expansion in China, further development of our sales and service organizations in Europe and currency fluctuations. SG&A expenses were higher in fiscal 2002 than those in fiscal 2001 due to the inclusion of costs for the entire year of LC Packings Nederlands B.V. and LC Packings (U.S.A.), Inc. (collectively referred to as “LC Packings”). The Company anticipates that SG&A expenses will be in the range of 33% to 36% of sales in the near term.

Research and product development expenses were 7.9% of net sales in fiscal 2003 compared with 8.3% in fiscal 2002 and 7.9% in fiscal 2001. Research and product development expenses in fiscal 2003 of $16.9 million were up $1.8 million compared with $15.1 million in fiscal 2002. Research and development expenses in fiscal 2002 of $15.1 million were up $400,000 compared with $14.7 million in fiscal 2001. Although research and product development expenses decreased as a percentage of sales in fiscal 2003 from the fiscal 2002 level, absolute dollars increased due to our continued investments in our HPLC business. Research and product development spending depends on both the breadth of the Company’s research and product development efforts and the stage of specific product development projects. The Company anticipates that the level of research and product development expenses will remain in the range of 7% to 10% of sales in the near term.

Write-off of In-Process Research and Development Acquired Write-off of in-process research and development acquired represents nonrecurring charges of $865,000, associated with the acquisition of LC Packings in October 2000 for technology that had not reached technological feasibility and had no alternative future use.

The valuation of intangibles related to the acquisition was based upon management’s estimates of after-tax net cash flow using a 25% discount rate. The valuation gave consideration to the following: (i) comprehensive due diligence concerning all potential intangibles; (ii) the value of developed and core technology, ensuring that the relative allocation to core technology and in-process research and development were consistent with the contribution of each to the final product; and (iii) the allocation to in-process research and development based upon a calculation that only considered the efforts completed as of the date of the transaction, and only the cash flows associated with one generation of products currently in-process. The valuations were performed by an independent valuation group and were deemed reasonable in light of all the quantitative and qualitative information available.

The write-off of in-process research and development related to projects that were in development, had not reached technological feasibility, had no alternative future use and for which successful development was uncertain.

For LC Packings, three of the in-process hardware projects were to design and build new liquid chromatography modules. Two projects were to design and build new columns. A sixth project was a new generation of software. The columns and software projects were completed in fiscal 2002. One hardware project was completed in fiscal 2003; the remaining two hardware projects were combined and will be released in fiscal 2004. At the time of the acquisition, the estimated cost to complete these products was $1.3 million. Costs incurred by the Company through June 30, 2003 were approximately $1.5 million. The Company anticipates remaining costs for this product to be less than $1.0 million.

There can be no assurance that the Company will be able to complete the development of this product on a timely basis. Failure to complete this product could have an adverse impact on the Company’s financial condition or results of operations.

Other Income Other income in fiscal 2003, 2002 and 2001 of $497,000, $2.1 million and $3.0 million, respectively, primarily consisted of the gain on sale of marketable equity securities.

Write-off of a Non-Affiliate Investment During fiscal 2003, the Company wrote off an investment in an unaffiliated entity, PharmaSeq, Inc., in the amount of $2.1 million. Management determined that the decline in value of the investment, accounted for under the cost method, was other than temporary.

Interest Income Interest income in fiscal 2003 of $504,000 was lower than the $528,000 reported for fiscal 2002 and the $850,000 reported in fiscal 2001. The decrease in both periods was due to lower interest rates despite higher average cash balances.

Interest Expense Interest expense in fiscal 2003 of $192,000 was lower than the $203,000 reported in fiscal 2002 and the $353,000 reported in fiscal 2001. The decrease in both periods was due to lower average borrowings. In fiscal 2001, interest expense was $353,000 due to borrowings related to the acquisition of LC Packings. In fiscal 2001, the Company capitalized $221,000 of interest related to the construction of a building in Japan.

Taxes on Income The Company’s effective tax rate was 32.5% for fiscal 2003, 2002 and 2001. The Company’s effective tax rate is affected by the mix of taxable income among the various tax jurisdictions in which the Company does business. The Company anticipates that its effective tax rate will be in the range of 32% to 35% in the near term.

Cumulative Effect of Change in Accounting Principle Effective July 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies.

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

Earnings per Share Diluted earnings per share were $1.45 for fiscal 2003 compared with $1.24 for fiscal 2002 and $1.37 for fiscal 2001. The number of shares used in computing diluted and basic earnings per share are affected by the Company’s stock repurchase program.

Liquidity and Capital Resources At June 30, 2003, the Company had cash and cash equivalents of $46.8 million. The Company’s working capital was $87.1 million at June 30, 2003, compared with $62.5 million at June 30, 2002. Working capital increased in fiscal 2003 primarily due to the increase in cash and equivalents and inventories offset with an increase in accrued liabilities. In addition, the Company repurchased 722,700 shares of its common stock for $22.5 million in fiscal 2003 under its stock repurchase program. The Company repurchased 1,333,870 shares for $34.5 million in fiscal 2002 and 361,000 shares for $10.5 million in fiscal 2001.

Cash generated by operating activities was $43.4 million in fiscal 2003, compared with $41.8 million in fiscal 2002 and $27.3 million in fiscal 2001. The increase in operating cash flows in fiscal 2003 was primarily due to improvements in net income, tax benefits related to stock option plans and accrued liabilities. The increase in operating cash flows for fiscal 2002 was primarily due to improvements in inventory and accounts receivable as compared with fiscal 2001, partially offset by lower net income.

Cash used for investing activities was $6.3 million in fiscal 2003, compared with $5.4 million in fiscal 2002 and $15.8 million in fiscal 2001. The increase in cash used for investing activities in fiscal 2003 was primarily attributable to a decrease in the proceeds from sales of marketable securities. Capital expenditures in fiscal 2003 decreased by $1.1 million to $3.7 million, compared with $4.8 million in fiscal 2002 and $7.1 million in fiscal 2001. The higher level of capital expenditures in fiscal 2001 was due primarily to the construction of a building in Japan. Additionally, cash used for investing activities decreased due to a decline in cash used as part of the acquisition of LC Packings to $2.5 million in fiscal 2002 from $12.4 million in fiscal 2001.

Cash used for financing activities was $15.6 million in fiscal 2003, compared with $31.3 million in fiscal 2002 and $3.7 million in fiscal 2001. Financing activities for all three years consisted primarily of common stock repurchases as discussed above. Additionally, in connection with the construction of the building in Japan, the Company borrowed $2.7 million in long-term borrowings in fiscal 2001.

At June 30, 2003, the Company had outstanding borrowings of $834,000 from bank lines of credit and $1.0 million from a foreign denominated mortgage note payable. At June 30, 2003 bank lines of credit totaled $31.8 million. The Company believes its cash flow from operations, its existing cash and cash equivalents and its bank lines of credit will be adequate to meet its cash requirements for the near term. The impact of inflation on the Company’s financial position and results of operations was not significant during any of the periods presented.

The following summarizes our contractual obligations at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period

		Less Than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Lines of Credit	$834	$834	$—	$—	$—
Long Term Debt	1,000	500	500	—	—
Operating Lease Obligations	16,358	3,582	5,107	2,749	4,920
Other Obligations	6,500	3,000	3,500	—	—

Total Contractual Commitments	$24,692	$7,916	$9,107	$2,749	$4,920

At June 30, 2003 and 2002, the Company had recorded $6.5 million and $5.7 million, respectively, of Other Obligations in its consolidated financial statements. Other Obligations relate to the earn-out from the acquisition of LC Packings.

Acquisition In October 2000, the Company purchased all of the issued and outstanding shares of LC Packings for total consideration, including acquisition costs, of approximately $12.4 million. In addition, the shareholders of LC Packings had the right to receive additional purchase consideration to be paid in varying amounts at the end of calendar years 2000 through 2004, in the event LC Packings achieved certain revenue goals. At the end of fiscal 2003, the entire contingent purchase consideration of $13.0 million had been earned and was recorded as goodwill bringing the total purchase price to $25.4 million. Payments of $6.5 million have been made for the additional purchase consideration. The remaining $6.5 million will be paid after the 2003 and 2004 calendar years.

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

Risks and Uncertainties The Company is subject to certain risks and uncertainties and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations. Such factors include, among others: the continuation or spread of the current economic uncertainty; risks related to international operations, including foreign currency fluctuations; the importance of meeting customer demand for new products; competition in the analytical instrumentation market; our ability to maintain inventories; the importance of attracting and retaining key personnel; and our ability to protect our proprietary information.

Effect of New Accounting Standards In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Impairment on Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 31, 2001. Under SFAS No. 144, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. The Company has determined that adoption of this standard had no material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 14, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 for the quarterly period beginning on January 1, 2003. The Company does not expect to adopt the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is not expected to have an impact on the financial position, results of operations or cash flows of the Company.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 to date has not had any impact on our consolidated financial statements.

Forward-Looking Statements Except for historical information contained herein, the above discussion and the letter to stockholders contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risk and uncertainties include: general economic conditions; foreign currency fluctuations; competition from other products; existing product obsolescence; fluctuation in worldwide demand for analytical instrumentation; new product development, including market receptiveness, the ability to manufacture products efficiently, on a timely basis, at a reasonable cost and in sufficient volume; the ability to attract and retain talented employees and other risks as described in more detail within this report. Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Summary The preparation of consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an on-going basis, including those related to product returns and allowances, bad debts, inventory valuation, goodwill and intangible assets, income taxes, warranty and installation provisions, and contingencies.

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

We recognize revenue in accordance with Staff Accounting Bulletin No. 101 and Statement of Position 97-2, “Software Revenue Recognition,” (SOP 97-2), when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, collection is probable and vendor specific objective evidence exists to allocate revenue to the various elements of the arrangement. Vendor specific objective evidence is based on the price charged when an element is sold separately or, if not yet sold separately, when the price is established by authorized management. Delivery is generally considered to have occurred when shipped.

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

Loss Provisions on Accounts Receivable and Inventory We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We assess collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, independent credit reports, industry trends and the macro-economic environment. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of our revenue for any period. Historically, we have not experienced significant sales returns or bad debt losses.

We value our inventory at the lower of standard cost (which approximates costs on a first-in, first-out basis) or market. We estimate revisions to inventory valuations based on technical obsolescence, historical demand, projections of future demand and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional valuation provisions may be required. If demand or market conditions are more favorable than projected, high margins could be realized to the extent inventory is sold which had previously been written down.

Long-Lived Assets, Intangible Assets with Finite Lives and Goodwill We assess the impairment of long-lived assets, intangible assets with finite lives and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we assess goodwill for impairment at least annually. Factors we consider important which could trigger an impairment review include but are not limited to the following:

—	significant underperformance relative to historical or projected future operating results;

—	significant negative industry or economic trends; and

—	significant changes or developments in strategic technology.

When we determine that the carrying value of long-lived assets and intangible assets with finite lives may not be recoverable based upon the existence of one or more of the above or other indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Goodwill is tested for impairment by comparing the fair values of related reporting units to their carrying values. As of July 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and as a result, we ceased to amortize approximately $13.2 million of goodwill at June 30, 2001. In lieu of amortization, we are required to perform an impairment review at least annually.

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

Taxes on Income As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and inventory reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. In the event that actual results differ from these estimates, we may need to revise the valuation allowance, which could materially impact our financial position and results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks from fluctuations in foreign currency exchange rates, interest rates and stock prices of marketable equity securities. With the exception of the stock price volatility of our marketable equity securities, we manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of nonperformance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices could cause significant changes in the costs to manufacture and deliver our products and in our customers’ buying practices. We have not substantially changed our risk management practices during fiscal 2003 and do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our risk management practices.

Foreign Currency Exchange Revenues generated from international operations are generally denominated in foreign currencies. We enter into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At June 30, 2003, the Company had forward exchange contracts to sell foreign currencies totaling $19.1 million dollars, including approximately $10.6 million in Euros, $7.6 million in Japanese yen and $900,000 in Canadian dollars. At June 30, 2002, the Company had forward exchange contracts to sell foreign currencies totaling $16.9 million dollars, including approximately $10.3 million in Euros, $4.8 million in Japanese yen, $593,000 in British pounds, $469,000 in Swiss francs and $657,000 in Canadian dollars. The foreign exchange contracts at the end of each fiscal year mature within the first quarter of the following fiscal year. Additionally, contract values and fair market values are the same. A sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to our hedging contracts and underlying balances being hedged at June 30, 2003 and 2002, indicated that these market movements would not have a material effect on our business, operating results or financial condition.

Foreign currency rate fluctuations can impact the U.S. dollar translation of our foreign operations in our consolidated financial statements. Currency fluctuations increased reported sales by 7% in fiscal 2003 and decreased reported sales by 1% and 5% in fiscal 2002 and 2001, respectively.

Interest and Investment Income Our interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at June 30, 2003 and 2002, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on our actual balances and changes in the timing and amount of interest rate movements.

Marketable Equity Securities We are exposed to market price risks on our marketable equity securities. These investments are in publicly traded companies in the laboratory analytical instruments sector. We do not attempt to reduce or eliminate our market exposure on these securities. A 50% adverse change in the equity price would result in an approximate $701,000 and $1.1 million decrease in the fair value of our marketable equity securities as of June 30, 2003 and 2002, respectively.

Debt and Interest Expense A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding debt balance at June 30, 2003 and 2002, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

FINANCIAL STATEMENTS
Independent Auditors’ Report	32
Consolidated Balance Sheets at June 30, 2003 and 2002	33
Consolidated Statements of Income for the years ended June 30, 2003, 2002 and 2001	34
Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2003, 2002 and 2001	35
Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001	36
Notes to Consolidated Financial Statements	37-51

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders, Dionex Corporation:

We have audited the accompanying consolidated balance sheets of Dionex Corporation and its subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dionex Corporation and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Jose, California
July 29, 2003

CONSOLIDATED BALANCE SHEETS

At June 30	2003	2002
(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and equivalents	$46,831	$22,169
Marketable equity securities	1,402	2,281
Accounts receivable (net of allowance for doubtful accounts of $1,275 in 2003 and $989 in 2002)	46,613	45,139
Inventories	25,462	22,410
Deferred taxes	9,612	7,756
Prepaid expenses and other	2,329	2,634

Total current assets	132,249	102,389
Property, plant and equipment, net	45,436	44,895
Goodwill	24,261	19,549
Intangible assets, net	4,595	5,506
Other assets	6,559	8,379

	$213,100	$180,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$1,334	$2,503
Accounts payable	5,443	5,227
Accrued liabilities	29,045	24,306
Income taxes payable	6,189	4,902
Accrued product warranty	3,188	2,912

Total current liabilities	45,199	39,850
Deferred taxes	4,107	4,949
Long-term debt	500	1,002
Other long-term liabilities	4,014	3,210
Commitments and other contingencies (Note 13)
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; shares outstanding: 20,933,913 in 2003 and 21,089,372 in 2002)	77,395	67,626
Retained earnings	78,774	67,439
Accumulated other comprehensive gain/(loss)	3,111	(3,358)

Total stockholders’ equity	159,280	131,707

	$218,100	$180,718

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years ended June 30	2003	2002	2001
(In thousands, except per share amounts)
Net sales	$214,909	$182,434	$186,757
Cost of sales	73,273	63,740	64,071
Revaluation of acquired inventory	—	—	121

Gross profit	141,636	118,694	122,565
Operating expenses:
Selling, general and administrative	76,929	65,126	63,443
Research and product development	16,888	15,094	14,742
Write-off of in-process research and development	—	—	865

Total operating expenses	93,817	80,220	79,050

Operating income	47,819	38,474	43,515
Other income	497	2,101	3,048
Write-off of a non-affiliate investment	(2,067)	—	—
Interest income	504	528	850
Interest expense	(192)	(203)	(353)

Income before taxes on income	46,561	40,900	47,060
Taxes on income	15,133	13,292	15,295

Net income before cumulative effect of change in accounting principle	31,428	27,608	31,765
Cumulative effect of change in accounting principle	—	—	359

Net income	$31,428	$27,608	$31,406

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$1.49	$1.27	$1.43
Cumulative effect of change in accounting principle	—	—	(0.01)

Net income	$1.49	$1.27	$1.42

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$1.45	$1.24	$1.39
Cumulative effect of change in accounting principle	—	—	(0.02)

Net income	$1.45	$1.24	$1.37

Shares used in computing earnings per share:
Basic	21,057	21,705	22,137
Diluted	21,632	22,184	22,895

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Other
	Common Stock		Retained	Comprehensive	Comprehensive
	Shares	Amount	Earnings	Income(Loss)	Total	Income
(Dollars in thousands)
Balance, June 30, 2000	22,122,863	60,957	48,285	9,200	118,442
Comprehensive income, net of tax:
Net income			31,406		31,406	$31,406
Foreign currency translation adjustments				(4,900)	(4,900)	(4,900)
Unrealized gain on securities				(11,928)	(11,928)	(11,928)

Comprehensive income						$14,578

Common stock issued under employee benefit plans including related tax benefits	415,142	7,352			7,352
Repurchase of common stock	(361,000)	(1,027)	(9,487)		(10,514)

Balance, June 30, 2001	22,177,005	67,282	70,204	(7,628)	129,858
Comprehensive income, net of tax:
Net income			27,608		27,608	$27,608
Foreign currency translation adjustments				5,644	5,644	5,644
Unrealized loss on Securities				(1,374)	(1,374)	(1,374)

Comprehensive income						$31,878

Common stock issued under employee benefit plans including related tax benefits	246,237	4,468			4,468
Repurchase of common stock	(1,333,870)	(4,124)	(30,373)		(34,497)

Balance, June 30, 2002	21,089,372	67,626	67,439	(3,358)	131,707
Comprehensive income, net of tax:
Net income			31,428		31,428	$31,428
Foreign currency translation adjustments				6,808	6,808	6,808
Unrealized loss on Securities				(339)	(339)	(339)

Comprehensive income						$37,897

Common stock issued under employee benefit plans including related tax benefits	567,241	12,185			12,185
Repurchase of common stock	(722,700)	(2,416)	(20,093)		(22,509)

Balance, June 30, 2003	20,933,913	$77,395	$78,774	$3,111	$159,280

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30	2003	2002	2001
(In thousands)
Cash and equivalents provided by (used for):
Cash flows from operating activities:
Net income	$31,428	$27,608	$31,406
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of in process research and development	—	—	865
Write-off of a non-affiliate investment	2,067	—	—
Depreciation and amortization	5,912	4,827	5,251
Gain on sale of marketable equity securities	(414)	(2,093)	(2,951)
Tax benefit related to stock option plans	3,598	1,225	2,688
Deferred taxes	(2,221)	807	1,126
Changes in assets and liabilities:
Accounts receivable	1,851	3,046	(4,020)
Inventories	(1,770)	4,187	(8,825)
Prepaid expenses and other assets	(1,658)	282	505
Accounts payable	(110)	(1,313)	297
Accrued liabilities	3,315	2,320	1,443
Income taxes payable	1,301	1,187	1,037
Accrued product warranty	65	(249)	(1,504)

Net cash provided by operating activities	43,364	41,834	27,318
Cash flows from investing activities:
Proceeds from sale of marketable equity securities	728	3,380	3,658
Purchase of property, plant and equipment	(3,659)	(4,790)	(7,128)
Acquisition, net of cash acquired	(3,000)	(2,500)	(12,404)
Investments in unaffiliated companies	(500)	(1,567)	—
Other	143	94	102

Net cash used for investing activities	(6,288)	(5,383)	(15,772)
Cash flows from financing activities:
Net change in notes payable to banks	(1,169)	(80)	480
Proceeds from long-term debt	—	483	2,691
Principal payments on long-term debt	(502)	(475)	(1,056)
Sale of common stock	8,586	3,243	4,664
Repurchase of common stock	(22,509)	(34,497)	(10,514)
Other	—	—	—

Net cash used for financing activities	(15,594)	(31,326)	(3,735)
Effect of exchange rate changes on cash	3,180	(267)	114

Net increase/(decrease) in cash and equivalents	24,662	4,858	7,925
Cash and equivalents, beginning of year	22,169	17,311	9,386

Cash and equivalents, end of year	$46,831	$22,169	$17,311

See notes to consolidated financial statements

Note 1 / SIGNIFICANT ACCOUNTING POLICIES

Organization Dionex Corporation (the “Company”) is a leading manufacturer and marketer of chromatography systems for chemical analysis. The Company’s systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical, petrochemical, power generation, food and electronics industries in a variety of applications.

Principles of Consolidation The consolidated financial statements include the Company and its subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

Certain Risks and Uncertainties The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company is subject to certain risks and uncertainties and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations. Such factors include, among others: the continuation or spread of the current economic uncertainty; risks related to international operations, including foreign currency fluctuations; the importance of meeting customer demand for new products; competition in the analytical instrumentation market; our ability to maintain inventories; the importance of attracting and retaining key personnel; and our ability to protect our proprietary information.

Cash Equivalents Cash equivalents are highly liquid debt instruments with a maturity, at the date of purchase, of three months or less.

Investments The Company classifies its debt and equity securities as “held to maturity” or “available for sale.” Securities classified as “held to maturity” are reported at amortized cost and “available for sale” securities are reported at fair market value, with a corresponding recognition of the unrealized gains and losses (net of tax effect) as a separate component of stockholders’ equity. The Company’s investments in marketable equity securities have been classified as “available for sale.”

Inventories Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market.

Property, Plant and Equipment Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 3 to 30 years. Leasehold improvements are amortized over the lesser of the useful life or the remaining term of the lease.

Purchased Technology and Goodwill Purchased technology amounts are recorded at their fair market values as of the date of acquisition and amortized over their estimated useful lives of up to seven years.

In July 2001, the Company adopted Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS No. 141) which is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. This statement requires that the purchase method of accounting be used for all business combinations and eliminates the pooling-of-interests method of accounting for business combinations. The Company has completed one business combination in the previous three years and used the purchase method of accounting in that business combination.

In July 2001, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The statement establishes that goodwill is not amortized but is tested for impairment as required. It requires that identifiable intangible assets be recognized separately from goodwill if certain criteria are met and that those assets be amortized over their useful economic life. The Company tests goodwill for impairment in April each year and more often if circumstances indicate that goodwill may be impaired. If impaired, a charge is recorded in income from operations.

Valuation of Long-Lived Assets The carrying value of the Company’s long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that an asset may not be recoverable. The Company looks to current and future profitability, as well as current and future undiscounted cash flows, as primary indicators of recoverability. If impairment is determined to exist, any related impairment loss is calculated based on fair value.

Revenue Recognition Revenue is derived from the sale of products and from services rendered to our customers including installation, training and maintenance. Generally, our products contain embedded software that is essential to their functionality.

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

Installation and training services are not considered to be essential to the functionality of our products, and revenue related to these services is recognized when the services are completed. Maintenance fees are recognized ratably over the period of the related maintenance contract. Maintenance consists of product repair services, unspecified software upgrades and telephone support.

Cumulative Effect of Change in Accounting Principle Effective July 1, 2000, the Company adopted SAB 101. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies.

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

Stock-based Compensation Plans The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations in accounting for its stock-based compensation plans (Note 10). Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

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

Years ended June 30	2003	2002	2001
(In thousands, except per share data)
Net income, as reported	$31,428	$27,608	$31,406
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effects	5,309	5,909	6,281

Adjusted net income	$26,119	$21,699	$25,125

Basic earnings per share:
As reported	$1.49	$1.27	$1.42

Pro forma	$1.24	$1.00	$1.13

Years ended June 30	2003	2002	2001
(In thousands, except per share data)
Diluted earnings per share:
As reported	$1.45	$1.24	$1.37

Pro forma	$1.21	$0.98	$1.10

Basic shares	21,057	21,705	22,137
Diluted shares	21,632	22,184	22,895

The resulting pro forma compensation expense may not be representative of the amount to be expected in future years. Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model, using the multiple option approach, with the following weighted-average assumptions:

	2003		2002		2001

Volatility	53%		52%		45%
Risk-free interest rate	3.03%		3.94%		4.97%
Expected life of options	5.9	years	5.9	years	5.9	years
Expected dividend	$0.00		$0.00		$0.00

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

Earnings per Share Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding and the net income attributable to common stockholders. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares for all dilutive potential common shares outstanding. Shares used in the calculation of diluted earnings per share during fiscal 2003, 2002 and 2001 include 575,000, 479,000 and 758,000, respectively, of common equivalent shares related to stock options. Antidilutive common equivalent shares related to stock options excluded from the calculation of diluted shares were 854,000, 1,167,000 and 1,068,000 for fiscal 2003, 2002 and 2001, respectively.

Common Stock Repurchases The Company repurchases shares in the open market under its ongoing stock repurchase program. For each share repurchased, the Company reduces the common stock account by the average value per share reflected in the account prior to the repurchase with the excess allocated to retained earnings. The Company currently retires all shares repurchased.

During fiscal 2003, the Company repurchased 722,700 shares of its common stock on the open market for $22.5 million (an average of $31.15 per share), compared with 1,333,870 shares repurchased for $34.5 million (an average of $25.86 per share)

for fiscal 2002. During fiscal 2001, the Company repurchased 361,000 shares of its common stock on the open market for $10.5 million (an average of $29.12 per share).

Translation of Foreign Currency The Company’s foreign operations are measured using local currencies as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange, and results of operations are translated at average rates for the year. Translation adjustments are included in stockholders’ equity as accumulated other comprehensive income.

Derivative Securities Every derivative instrument, including certain derivative instruments embedded in other contracts, is recorded on the consolidated balance sheet at its fair value. Changes in the fair value of derivatives is recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company formally documents, designates and assesses the effectiveness of transactions that receive hedge accounting.

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

At June 30, 2003, the Company had forward exchange contracts to sell foreign currencies totaling $19.1 million dollars, including approximately $10.6 million in Euros, $7.6 million in Japanese yen and $900,000 in Canadian dollars. At June 30, 2002, the Company had forward exchange contracts to sell foreign currencies totaling $16.9 million dollars, including approximately $10.3 million in Euros, $4.8 million in Japanese yen, $593,000 in British pounds, $469,000 in Swiss francs and $657,000 in Canadian dollars. At June 30, 2003 and 2002, the aggregate unrealized gains or losses on the forward exchange contracts were not material.

Comprehensive Income The Company is required to report comprehensive income in the financial statements, in addition to net income. For the Company, the primary differences between net income and comprehensive income are foreign currency translation adjustments and net unrealized gains or losses on securities available for sale. At June 30, 2003 and 2002, the components of accumulated other comprehensive loss were as follows:

(In thousands)	2003	2002

Foreign currency translation adjustments	$(2,683)	$(4,125)
Unrealized gain on securities available for sale, net	428	767

	$(3,111)	$(3,358)

Reclassifications Certain reclassifications have been made to the prior year financial statements to conform with the fiscal 2003 financial statements presentation.

New Accounting Pronouncements In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Impairment on Disposal of Long-Lived Assets” (SFAS No. 144), effective for fiscal years beginning after December 31, 2001. Under SFAS No. 144, the criteria required for classifying an asset as held-for-sale has been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. The Company has determined that adoption of this standard had no material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 14, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 for the quarterly period beginning on January 1, 2003. The Company does not expect to adopt the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is not expected to have an impact on the financial position, results of operations or cash flows of the Company.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 to date has not had any impact on our consolidated financial statements.

Note 2 / BUSINESS COMBINATIONS

On October 17, 2000, the Company purchased all of the issued and outstanding shares of LC Packings Nederlands B.V. and LC Packings (U.S.A.), Inc. (collectively referred to as “LC Packings”) for a purchase price of $12.4 million including acquisition costs. In addition, the shareholders of LC Packings had the right to receive additional contingent purchase consideration, to be paid in varying amounts at the end of calendar years 2000 through 2004, in the event LC Packings achieved certain revenue goals. If the entire additional contingent purchase consideration was achieved, the shareholders of LC Packings would be paid an additional amount not to exceed $13.0 million. At June 30, 2003, $13.0 million of the additional contingent purchase consideration had been earned and was recorded as goodwill bringing the total purchase price to $25.4 million. Payments of $6.5 million have been made for the additional purchase consideration. The remaining $6.5 million will be paid within the next two fiscal years; $3.0 million will be paid within twelve months and $3.5 million in the following year. The goodwill recorded as a result of the acquisition is deductible for income tax purposes.

In connection with the acquisition, the Company recorded a nonrecurring charge of $865,000 in fiscal 2001 for the write-off of in-process research and development acquired. In addition, cost of sales in fiscal 2001 included $121,000 related to the sale of inventory acquired which has been written-up to fair market value as part of the purchase price allocation.

LC Packings, which markets its products primarily in the United States and Europe, specializes in micro, capillary and nano liquid chromatography used by proteomics and genomics researchers in pharmaceutical, biotechnology and scientific laboratories to analyze and separate proteins, glycoproteins and other complex compounds.

Note 3 / INVESTMENTS

The Company had no temporary cash investments at June 30, 2003 and 2002.

There were no sales of held-to-maturity securities for the years ended June 30, 2003, 2002 and 2001.

In December 1989, the Company invested $3.0 million in the stock of Molecular Devices Corporation (MDC). The Company’s Chairman and a director serve on the Board of Directors of MDC. The Company’s ownership interest in MDC is approximately 1% and has been classified as “available for sale” and is included in marketable equity securities. At June 30, 2003 and 2002, the fair value of this investment was $1.4 million and $2.3 million, respectively, and cost was $692,000 and $1.0 million, respectively. In the years ended June 30, 2003, 2002 and 2001, the Company realized gross proceeds from the sale of marketable securities of $728,000, $3.4 million and $3.7 million, respectively, and recognized net gains on sale of $414,000, $2.1 million and $3.0 million, respectively.

During fiscal 2003, the Company wrote off an investment in an unaffiliated entity, PharmaSeq, Inc., in the amount of $2.1 million. Management determined that the decline in value of the investment, accounted for under the cost method, was other than temporary.

Note 4 / INVENTORIES

Inventories at June 30 consist of:

(In thousands)	2003	2002

Finished goods	$11,638	$9,127
Work in process	3,822	3,643
Raw materials and subassemblies	10,002	9,640

	$25,462	$22,410

Note 5 / PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 consist of:

(In thousands)	2003	2002

Land	$19,610	$19,196
Buildings and improvements	28,471	26,985
Machinery, equipment and tooling	20,907	19,786
Furniture and fixtures	7,191	6,295

	76,179	72,262
Accumulated depreciation and amortization	(30,743)	(27,367)

Property, plant and equipment, net	$45,436	$44,895

Note 6 / GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of related income tax effect follows:

Years Ended June 30, (in thousands, except per share amounts)	2003	2002	2001

Reported net income	$31,428	$27,608	$31,406
Add: Goodwill amortization, net of tax	—	—	460

Adjusted net income	$31,428	$27,608	$31,866

Basic earnings per share:
As reported	$1.49	$1.27	$1.42
Goodwill amortization, net of tax	—	—	0.02

As adjusted	$1.49	$1.27	$1.44

Diluted earnings per share:
As reported	$1.45	$1.24	$1.37
Goodwill amortization, net of tax	—	—	0.02

As adjusted	$1.45	$1.24	$1.39

Information regarding the Company’s goodwill and other intangible assets reflect current foreign exchange rates.

Changes in the carrying amount of goodwill for the years ended June 30, 2003 and 2002 are as follows (in thousands):

Balance as of July 1, 2001	$13,233
Goodwill acquired during the period	5,498
Translation adjustments and other	818

Balance as of June 30, 2002	$19,549
Goodwill acquired during the period	3,795
Translation adjustments and other	917

Balance as of June 30, 2003	$24,261

In connection with SFAS No. 142, the Company performed an annual impairment test on goodwill and determined that goodwill was not impaired.

Information regarding the Company’s other intangible assets having a finite life is as follows (in thousands):

	As of June 30, 2003			As of June 30, 2002

		Accumulated			Accumulated
	Carrying Amount	Amortization	Net	Carrying Amount	Amortization	Net

Patents and Trademarks	$379	$(379)	$—	$379	$(375)	$4
Developed Technology	9,475	(4,880)	4,595	8,651	(3,149)	5,502

Total	$9,854	$(5,259)	$4,595	$9,030	$(3,524)	$5,506

The Company amortizes developed technology over a period of seven years. Amortization expense of other intangible assets was $1,366,000, $1,214,000 and $861,000, respectively, for the twelve months ended June 30, 2003, 2002 and 2001. The estimated amortization for each of the five fiscal years subsequent to June 30, 2003 is as follows:

Year Ended	Amortization
June 30,	Expense

2004	$1,396
2005	$1,378
2006	$897
2007	$714
2008	$210

$4,595

Note 7 / FINANCING ARRANGEMENTS

The Company has unsecured lines of credit with various domestic and foreign banks totaling approximately $31.7 million which have been used primarily to minimize the Company’s exposure to foreign currency fluctuations and to fund acquisitions (Note 2). These lines of credit expire between September 30, 2003 and December 31, 2004. Borrowings in each country bear interest at local reference rates which ranged from 0.6% to 9.25% at June 30, 2003. Amounts outstanding under these lines totaled $834,000 at June 30, 2003.

Such line of credit agreements impose certain financial restrictions relating to cash dividends, working capital and tangible net worth. At June 30, 2003, the Company was in compliance with all such covenants.

At June 30, 2003, the Company had a mortgage note payable denominated in Japanese yen totaling $1.0 million. This note bears interest at a rate of 1.5% per annum. Principal payments are due monthly until June 30, 2005 with a current portion totaling $500,000. During the year ended June 30, 2001, the Company capitalized interest of $221,000 related to the construction of a building in Japan.

One of the Company’s foreign subsidiaries discounts trade notes receivable with banks. Total notes receivable discounted were approximately $5.0 million in fiscal 2003 and $9.3 million in fiscal 2002. The uncollected balances of notes receivable due to the discounting banks at June 30, 2003 and 2002 were approximately $2.9 million and $2.6 million, respectively. The Company has determined that the carrying amount of its contingent liability under this guarantee was insignificant at June 30, 2003 and 2002 based on its past experience of discounting trade notes receivable.

Total interest paid was $123,000 in 2003, $118,000 in 2002 and $578,000 in 2001.

Note 8 / WARRANTY

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

Details of the change in accrued product warranty for fiscal 2003, 2002 and 2001 are as follows (in thousands):

			CHARGED
	BALANCE		(CREDITED)		BALANCE
	BEGINNING		TO OTHER		END
	OF YEAR	ADDITIONS	ACCOUNTS(1)	DEDUCTIONS(2)	OF YEAR

Accrued product warranty:
June 30, 2003	$2,912	$2,642	$216	$(2,582)	$3,188
June 30, 2002	$2,983	$3,191	$181	$(3,443)	$2,912
June 30, 2001	$4,645	$1,085	$(178)	$(2,569)	$2,983

(1)  Effects of exchange rate changes.

(2)  Product warranty costs.

Note 9 / ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of:

(In thousands)	2003	2002

Accrued payroll and related expenses	$11,771	$9,269
Deferred revenues	8,280	5,705
Accrued earn-out on acquisition	3,000	3,000
Other accrued liabilities	5,994	6,332

	$29,045	$24,306

Note 10 / STOCK OPTION AND PURCHASE PLANS

Stock Option Plans The Company has two stock option plans (the “Option Plans”) under which incentive and nonqualified options may be granted. Options are granted at the stock’s fair market value at the grant date. Options generally become exercisable in increments over a period of four years from the date of grant and expire five or ten years from the grant date.

Activity under the Option Plans for the three-year period ended June 30, 2003 is summarized below.

	2003		2002		2001

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	3,419,172	$23,39	2,839,047	$22.54	3,090,082	$20.66
Granted	269,000	26.03	852,700	23.99	186,150	31.57
Exercised	(509,187)	14.40	(190,050)	10.22	(358,835)	9.50
Canceled	(59,629)	29.20	(82,525)	30.57	(78,350)	29.95

Options outstanding, end of year	3,119,256	$24.97	3,419,172	$23.39	2,839,047	$22.54

Options exercisable at year-end	2,038,353	$20.43	1,976,010	$20.48	1,777,332	$17.33
Weighted average fair value of options granted during the year		$13.70		$12.79		$15.63

Additional information regarding options outstanding and exercisable as of June 30, 2003 is as follows:

Options Outstanding				Options Exercisable

		Weighted Avg.	Weighted		Weighted
		Remaining	Avg.		Avg.
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (yrs)	Price	Exercisable	Price

$7.94 – 10.44	250,900	1.60	$10.12	250,900	$10.12
16.31 – 23.98	1,146,945	6.72	21.45	646,914	19.50
24.06 – 29.95	692,162	6.63	25.21	402,408	24.60
30.72 – 32.00	610,925	6.42	31.89	434,780	31.95
32.25 – 45.75	418,424	6.70	33.04	303,351	33.07

$7.94 – 45.75	3,119,356	6.23	$24.97	2,038,353	$24.03

At June 30, 2003, 1,395,362 shares were available for future grants under the Option Plans.

Employee Stock Purchase Plan Under the Company’s Employee Stock Purchase Plan, (the “Purchase Plan”), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to certain annual limitations. Stock issued under the Purchase Plan was 58,054, 56,187 and 56,307 shares in fiscal 2003, 2002 and 2001 at weighted average prices of $21.62, $23.16 and $22.31, respectively. The weighted average fair value of the fiscal 2003, 2002 and 2001 awards was $7.16, $8.35 and $7.88, respectively. At June 30, 2003, 1,022,779 shares were reserved for future issuances under the Purchase Plan. In July 2003, the Board of Directors approved the 2003 Employee Stock Participation Plan with 800,000 shares authorized for issuance. The Plan will be presented for stockholder approval at the Annual Meeting in October 2003.

Note 11 / EMPLOYEE 401(K) PLAN

The Company has a 401(k) tax deferred savings plan covering most U.S. employees. Participants may contribute up to 10% of their compensation and the Company makes matching contributions ($1,267,000 in fiscal 2003, $1,223,000 in fiscal 2002 and $1,188,000 in fiscal 2001) limited to 5% of each participant’s compensation. Matching contributions vest in 25% increments each year beginning two years after the participant’s date of employment.

Note 12 / TAXES ON INCOME

The provision for taxes on income consists of:

Years ended June 30
(In thousands)	2003	2002	2001

Current:
Federal	$6,961	$5,981	$8,302
State	1,015	1,063	1,313
Foreign	8,639	5,348	4,599

Total current	16,615	12,392	14,214

Years ended June 30
(In thousands)	2003	2002	2001

Deferred:
Federal	(790)	346	770
State	(80)	29	169
Foreign	(622)	525	142

Total deferred	(1,482)	900	1,081

	$15,133	$13,292	$15,295

Domestic and foreign income before taxes on income is as follows:

Years ended June 30
(In thousands)	2003	2002	2001

Domestic	$30,516	$29,928	$38,357
Foreign	16,045	10,972	8,703

	$45,561	$40,900	$47,060

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the current and noncurrent deferred tax assets and liabilities are as follows:

Years ended June 30
(In thousands)	2003	2002

Current deferred tax assets:
Accounting accruals deductible in different periods for tax purposes	$9,245	$7,309
State income tax	221	301
Other	146	146

Total current deferred tax assets	9,612	7,756

Noncurrent deferred tax asset - Difference in tax basis from acquisition	2,798	3,145
Noncurrent deferred tax liabilities:
Accelerated depreciation	966	898
Net unrealized gain on available for sale securities	286	515
Excess tax basis from acquisition	2,798	3,145
Other	57	391

Total deferred tax liabilities	4,107	4,949

Net deferred tax assets (liabilities)	$8,303	$5,952

Total income tax expense differs from the amount computed by applying the statutory Federal income tax rate to income before taxes as follows:

Years ended June 30	2003	2002	2001

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax effect	1.3	1.7	1.8
FSC income not taxed	(2.9)	(2.4)	(3.1)
Taxes on foreign income	0.1	0.2	0.8
Other	(1.0)	(2.0)	(2.0)

	32.5%	32.5%	32.5%

Income taxes paid were $11,730,000 in fiscal 2003, $9,398,000 in fiscal 2002 and $11,953,000 in fiscal 2001.

The Company has not provided for Federal income taxes on approximately $41.7 million of undistributed earnings of foreign subsidiaries, which have been permanently reinvested in subsidiary operations. If these earnings were distributed to the parent company, foreign tax credits available under current law would substantially eliminate the resulting Federal income tax liability.

Note 13 / COMMITMENTS AND OTHER CONTINGENCIES

Certain facilities and equipment are leased under noncancelable operating leases. The Company generally pays taxes, insurance and maintenance costs on leased facilities and equipment. Minimum annual rental commitments under these noncancelable operating leases are $3,582,000 for fiscal 2004, $2,896,000 for fiscal 2005, $2,211,000 for fiscal 2006, $1,565,000 for fiscal 2007, $1,184,000 for fiscal 2008 and $4,920,000 thereafter.

Total rental expense for all operating leases was $4,636,000 in fiscal 2003, $3,928,000 in fiscal 2002 and $3,855,000 in fiscal 2001.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that a Dionex product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable, however, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. To date, no material claims for such indemnifications are outstanding as of June 30, 2003. The Company has not recorded any liabilities for these indemnification agreements at June 30, 2003 and 2002.

Note 14 / BUSINESS SEGMENT INFORMATION

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

The Company sells products, installation and training services and maintenance within this reportable segment, detailed as follows:

(In thousands)	2003	2002	2001

Products	$187,410	$160,053	$165,188
Installation and Training Services	6,976	6,276	6,508
Maintenance	20,523	16,105	15,061

	$214,909	$182,434	$186,757

Geographic information is presented below:

(In thousands)	2003	2002	2001

Net sales to unaffiliated customers:
United States	$71,418	$66,585	$69,564
Europe	90,060	72,696	68,899
Japan	27,299	22,853	29,758
Other International	26,132	20,300	18,536

Consolidated net sales to unaffiliated customers	$214,909	$182,434	$186,757

Long-lived assets:
United States	$39,174	$37,251
Europe	31,734	30,698
Japan	9,776	10,149
Other International	167	231

Consolidated assets	$80,851	$78,329

No individual customer was greater than 10% of net sales in fiscal 2003, 2002 and 2001 or greater than 10% of consolidated accounts receivable at June 30, 2003 and 2002.

Note 15 / QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2003 and 2002.

	Quarter
(In thousands,
except per share amounts)	First	Second	Third	Fourth

Fiscal 2003:
Net sales	$47,272	$54,478	$56,069	$57,090
Gross profit	30,321	36,157	37,259	37,899
Net income	6,309	8,899	7,612	8,608
Basic earnings per share	$0.30	$0.42	$0.36	$0.41
Diluted earnings per share	$0.29	$0.41	$0.36	$0.40
Fiscal 2002:
Net sales	$42,067	$46,729	$45,060	$48,578
Gross profit	26,751	30,659	29,672	31,612
Net income	5,357	7,597	7,148	7,506
Basic earnings per share	$0.24	$0.35	$0.33	$0.35
Diluted earnings per share	$0.24	$0.34	$0.33	$0.35

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures as of June 30, 2003 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal controls over financial reporting that occurred during the year ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned “Nominees” in the 2003 Proxy Statement.

IDENTIFICATION OF OFFICERS

See Pages 18 and 19 of this Report captioned “Executive Officers of the Registrant”.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Compensation,” of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 24, 2003, which will be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 24, 2003, which will be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K with respect to certain relationships and related transactions is incorporated by reference to the information contained in the section captioned “Certain Relationships and Related Transactions” in the 2003 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K with respect to principal accounting fees and services is incorporated by reference to the information contained in the section captioned “Auditor’s Fees” in the 2003 Proxy Statement.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements – See Index to Financial Statements at Page 31 of this Report.

	(2)	Financial Statement Schedules – See Index to Financial Statement Schedules at page 58 of this Report.

	(3)	Exhibits – See Exhibit Index at page 54 through 56 of this Report.

(b)	Reports on Form 8-K – On April 21, 2003, the Company issued a press release announcing the Company’s third quarter financial results for the period ended March 31, 2003. A copy of the press release was attached as Exhibit 99.1 to a current report on Form 8-K filed on April 21, 2003.

EXHIBIT INDEX

Exhibit
Number	Description	Reference

3.1	Restated Certificate of Incorporation, filed November 6, 1996	(6)

3.2	Bylaws, as amended on July 29, 2002

4.1	Shareholder Rights Agreement dated January 21, 1999, between the Registrant and BankBoston N.A.	(9)

10.1	Agreement, effective as of January 1, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.2	Memorandum agreement, dated March 14, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.3	Agreement, dated March 6, 1975, between International Plasma Corporation and the former Dionex Corporation	(1)

10.4	Consent to Assignment executed as of March 26, 1980, between the Dow Chemical Company and the former Dionex Corporation	(1)

10.5	Amendatory Agreement, effective as of November 1, 1981,between The Dow Chemical Company and the Registrant (with certain confidential information deleted)	(1)

10.6	Amendatory Agreement, effective as of July 1, 1982, between The Dow Chemical Company and the Registrant (with certain confidential information deleted)	(1)

10.7	Registrant’s Supplemental Stock Option Plan (Exhibit 28.4)	(2)

10.8	Registrant’s Medical Care Reimbursement Plan (Exhibit 10.17)	(1)

10.9	Registrant’s Employee Stock Participation Plan (Exhibit 28.3)	(4)

Exhibit
Number	Description	Reference

10.10	Credit Agreement dated February 26, 1996 between Bank of America and the Registrant	(5)

10.11	First amendment to Credit Agreement dated February 29, 1996 between Bank of America and the Registrant	(7)

10.12	Second amendment to Credit Agreement dated February 29, 1996 between Bank of America and the Registrant	(7)

10.13	Third amendment to Credit Agreement dated February 29, 1996 between BankAmerica and the Registrant.(Exhibit 10.1)	(8)

10.14	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Registrant (Exhibit 10.15)	(11)

10.15	1988 Directors’ Stock Option Plan (and related stock option grant form) (Exhibit 10.20)	(3)

10.16	Dionex Corporation Stock Option Plan, as amended and restated (formerly, the 1990 Stock Option Plan) (Exhibit 10.12)	(10)

10.17	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Registrant

21.1	Subsidiaries of Registrant

23.1	Independent Auditors’ Consent

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the indicated exhibit in Amendment No. 1 of the Registrant’s Registration Statement on Form S-1 filed December 7, 1982.

(2)	Incorporated by reference to the indicated exhibit in the Registrant’s Registration Statement on Form S-8 filed March 3, 1987.

(3)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed September 27, 1988.

(4)	Incorporated by reference to the indicated exhibit in the Registrant’s Statement on Form S-8 filed May 6, 1994.

(5)	Incorporated by reference to the corresponding exhibit in the Registrant’s Annual Report on Form 10-K filed September 26, 1996.

(6)	Incorporated by reference to the corresponding exhibit in the Registrant’s Annual Report on Form 10-Q filed February 13, 1997.

(7)	Incorporated by reference to the corresponding exhibit in the Registrant’s Annual Report on Form 10-K filed September 28, 1998.

(8)	Incorporated by reference to the indicated exhibit in the Registrant’s Quarterly Report on Form 10-Q filed November 16, 1998.

(9)	Incorporated by reference to the corresponding exhibit in the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999.

(10)	Incorporated by reference to the indicated exhibit in the Registrant’s Statement on Form S-8 filed December 22, 1999.

(11)	Incorporated by reference to the indicated exhibit in the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIONEX CORPORATION
(Registrant)

Date September 19, 2003	By	/s/ Lukas Braunschweiler

Lukas Braunschweiler
President and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lukas Braunschweiler Lukas Braunschweiler	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 19, 2003

/s/ Craig A. McCollam Craig A. McCollam	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 19, 2003

/s/ A. Blaine Bowman A. Blaine Bowman	Chairman of the Board	September 19, 2003

/s/ David L. Anderson David L. Anderson	Director	September 19, 2003

/s/ B.J. Moore B.J. Moore	Director	September 19, 2003

/s/ Riccardo Pigliucci Riccardo Pigliucci	Director	September 19, 2003

/s/ Michael Pope Michael Pope	Director	September 19, 2003

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

FINANCIAL STATEMENT SCHEDULES
Independent Auditors’ Report	59
Schedule II - Valuation and Qualifying Accounts and Reserves	60

All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

Dionex Corporation

We have audited the consolidated financial statements of Dionex Corporation and its subsidiaries as of June 30, 2003 and 2002, and for each of the three years in the period ended June 30, 2003, and have issued our report thereon dated July 29, 2003; such financial statements and report are included herein. Our audits also included the consolidated financial statement schedule of Dionex Corporation and its subsidiaries, listed in the accompanying Index to Financial Statement Schedules. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
July 29, 2003

SCHEDULE II

DIONEX CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
(IN THOUSANDS)

			Charged
	Balance		(Credited)			Balance
	Beginning		to Other			End of
	of Year	Additions	Accounts (1)	Deductions		Year

YEAR ENDED JUNE 30, 2003:
Allowance for doubtful accounts	$989	$356	$(36)	$(34)	(2)	$1,275

Accrued product warranty	$2,912	$2,642	$216	$(2,582)	(3)	$3,188

YEAR ENDED JUNE 30, 2002:
Allowance for doubtful accounts	$890	$181	$84	$(166)	(2)	$989

Accrued product warranty	$2,983	$3,191	$181	$(3,443)	(3)	$2,912

YEAR ENDED JUNE 30, 2001:
Allowance for doubtful accounts	$765	$288	$(71)	$(92)	(2)	$890

Accrued product warranty and installation	$4,645	$1,085	$(178)	$(2,569)	(3)	$2,983

(1)	Effects of exchange rate changes

(2)	Accounts written off, net of recoveries

(3)	Product warranty and installation costs