Form 10-Q
period 2003-09-30
DIONEX CORP /DE
filed 2003-11-07
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES [X]                   NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2003:

CLASS	NUMBER OF SHARES

Common Stock	21,120,951

DIONEX CORPORATION
INDEX

		Page
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	CONDENSED CONSOLIDATED BALANCE SHEETS as of September 30, 2003 and June 30, 2003	3
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME for the Three Months Ended September 30, 2003 and 2002	4
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the Three Months Ended September 30, 2003 and 2002.	5
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6-13
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-19
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	19
ITEM 4.	CONTROLS AND PROCEDURES	19
	PART II. OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	21
SIGNATURES		21
EXHIBITS		22-30

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	June 30,
	2003	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,113	$46,831
Marketable equity securities	1,535	1,402
Accounts receivable (net of allowance for doubtful accounts of $1,246 at September 30, 2003 and $1,275 at June 30, 2003)	41,537	46,613
Inventories	24,924	25,462
Deferred tax assets	10,368	9,612
Prepaid expenses and other	3,301	3,125

Total current assets	135,778	133,045
Property, plant and equipment, net	45,914	45,436
Goodwill, net	24,339	24,261
Intangible assets, net	4,263	4,595
Other assets	5,491	5,763

	$215,785	$213,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$1,839	$1,334
Accounts payable	5,958	5,443
Accrued liabilities	26,089	29,045
Income taxes payable	4,264	6,189
Accrued product warranty	3,242	3,188

Total current liabilities	41,392	45,199
Deferred taxes	4,178	4,107
Long-term debt	404	500
Other long-term liabilities	4,027	4,014
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding: 20,999,053 shares at September 30, 2003 and 20,933,913 shares at June 30, 2003)	84,822	77,395
Retained earnings	76,296	78,774
Accumulated other comprehensive gain	4,666	3,111

Total stockholders’ equity	165,784	159,280

	$215,785	$213,100

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(In thousands, except per share amounts)

	September 30,
	2003	2002

	(unaudited)
Net sales	$53,276	$47,272
Cost of sales	18,008	16,951

Gross profit	35,268	30,321

Operating expenses:
Selling, general and administrative	19,168	17,117
Research and product development	4,571	3,906

Total operating expenses	23,739	21,023

Operating income	11,529	9,298
Interest income	122	85
Interest expense	(73)	(68)
Other income/(expense), net	(332)	32

Income before taxes	11,246	9,347
Taxes on income	3,655	3,038

Net income	$7,591	$6,309

Basic earnings per share	$0.36	$0.30

Diluted earnings per share	$0.35	$0.29

Shares used in computing per share amounts:
Basic	20,981	21,122

Diluted	21,786	21,545

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(In thousands)

	September 30,
	2003	2002

	(unaudited)
Cash flows from operating activities:
Net income	$7,591	$6,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,385	1,372
Tax benefit related to stock option plans	2,556	—
Deferred taxes	(656)	(1,531)
Changes in assets and liabilities:
Accounts receivable	5,684	5,097
Inventories	1,097	(1,842)
Prepaid expenses and other assets	25	(174)
Accounts payable	472	1,492
Accrued liabilities	(3,133)	(2,786)
Income taxes payable	(1,966)	3,275
Accrued product warranty	18	(69)

Net cash provided by operating activities	13,073	11,143

Cash flows from investing activities:
Purchase of property, plant and equipment	(724)	(438)
Other	14	—

Net cash used for investing activities	(710)	(438)

Cash flows from financing activities:
Net change in notes payable to banks	415	(262)
Principal payments on long-term debt	(164)	(116)
Sale of common stock	5,915	1,520
Repurchase of common stock	(11,114)	(2,110)

Net cash used for financing activities	(4,948)	(968)

Effect of exchange rate changes on cash	(133)	515

Net increase in cash and equivalents	7,282	10,252
Cash and equivalents, beginning of period	46,831	22,169

Cash and equivalents, end of period	$54,113	$32,421

Supplemental disclosures of cash flow information:
Income taxes paid	$3,688	$1,048
Interest paid	$59	$52

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Basis of Presentation

           The condensed consolidated financial statements included herein have been prepared by Dionex Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Stockholders for the fiscal year ended June 30, 2003.

           The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2004.

Reclassifications. Amounts in the condensed consolidated financial statements for the periods ended September 30, 2002 and June 30, 2003 have been reclassified to conform to the current period’s presentation.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.  New Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board(“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 14, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 for the quarterly period beginning on January 1, 2003. The Company does not expect to adopt the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is not expected to have an impact on the financial position, results of operations or cash flows of the Company.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 to date has not had any impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no material impact on our financial position or results of operations.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Inventories

     Inventories consist of (in thousands):

	September 30,	June 30,
	2003	2003

Finished goods	$12,068	11,638
Work in process	3,146	3,822
Raw materials and subassemblies	9,710	10,002

	$24,924	$25,462

4.   Income Taxes

     The effective income tax rate for the first three months of fiscal 2004 was 32.5%, unchanged from the same period in fiscal 2003.

5.   Comprehensive Income

     Components of comprehensive income include net income, foreign currency translation adjustments and unrealized gain (loss) on equity securities available for sale. As such, Accumulated Other Comprehensive Income in the Condensed Consolidated Balance Sheets represents cumulative foreign currency translation adjustments and unrealized gain (loss) on equity securities available for sale. Comprehensive income was $9,146,000 and $5,992,000 for the three months ended September 30, 2003 and 2002, respectively.

6.   Net Income Per Share

      Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities and other contracts that are exercisable or convertible into common stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding using the treasury stock method. The difference between the number of shares outstanding for basic and diluted earnings per share is due to stock options outstanding during the periods presented. For the first quarter ended September 30, 2003 and 2002, there were 12,000 and 1,146,146 shares, respectively, excluded from the computation of calculating earnings per share because they were anti-dilutive.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.   Common Stock Repurchases

     During the first three months of fiscal 2004, the Company repurchased 282,100 shares of its common stock on the open market for approximately $11.1 million (an average of $39.39 per share), compared with 82,500 shares repurchased for $2.1 million (an average of $25.58 per share) in the first three months of the previous fiscal year. During all of fiscal 2003, the Company repurchased 722,700 shares.

8.    Goodwill and Other Intangible Assets

     Information regarding the Company’s goodwill and other intangible assets reflect current foreign exchange rates. Changes in the carrying amount of goodwill for the three months ended September 30, 2003 are as follows (in thousands):

Total

Balance as of July 1, 2003	$24,261
Goodwill acquired during the period	—
Translation adjustments and other	78

Balance as of September 30, 2003	$24,339

     In connection with the adoption of SFAS No. 142, the Company performed an annual impairment test on goodwill as of April 2003 and determined that goodwill was not impaired.

     Information regarding the Company’s other intangible assets follows (in thousands):

	As of September 30, 2003			As of June 30, 2003
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Patents and Trademarks	$379	$(379)	$—	$379	$(379)	$—
Developed Technology	9,531	(5,268)	4,263	9,475	(4,880)	4,595

Total	$9,910	$(5,647)	$4,263	$9,854	$(5,259)	$4,595

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company amortizes developed technology over a period of seven years. Amortization expense of other intangible assets was $345,000 and $309,000 in the three months ended September 30, 2003 and 2002, respectively. The estimated amortization for each of the five fiscal years subsequent to June 30, 2003 is as follows (in thousands):

Year Ended June 30,	Amortization Expense

2004	$1,396
2005	1,378
2006	897
2007	714
2008	208

Total	$4,595

9.    Warranty

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

     Details of the change in accrued product warranty for the three months ended September 30, 2003 are as follows (in thousands):

			Charged
	Balance		(Credited)
	Beginning		to Other		Balance
	Of Year	Additions	Accounts (1)	Deductions (2)	End of Period

Accrued product warranty Three Months Ended:
September 30, 2003	$3,188	$563	$41	$(550)	$3,242

September 30, 2002	$2,912	$476	$30	$(573)	$2,845

(1)	Effects of exchange rate changes

(2)	Product warranty costs

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.   Commitments

     One of the Company’s foreign subsidiaries discounts trade notes receivable with banks. The uncollected balances of notes receivable due to the discounting banks at September 30, 2003 and June 30, 2003 were $2.8 million and $2.9 million, respectively. The Company is contingently liable for these unpaid balances to the extent the amounts are not paid to the bank by the end customer. The Company has determined that the fair value of its contingent liability under this guarantee was insignificant at September 30, 2003 and June 30, 2003 based on its past experience of discounting trade notes receivable.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.       Stock-Based Compensation

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

		Three Months Ended
		September 30,
		2003	2002

	Net income, as reported	$7,591	$6,309
Less:	Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,368	1,471

	Pro forma net income	$6,223	$4,838

	Earnings per share:
	Basic - as reported	$0.36	$0.30

	Basic - pro forma	$0.30	$0.23

	Diluted - as reported	$0.35	$0.29

	Diluted - pro forma	$0.29	$0.22

	Basic shares	20,981	21,122
	Diluted shares	21,786	21,545

     The pro forma results may not be indicative of the future results for the full fiscal year due to potential grants vesting and other factors.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 49% for 2004 and 53% for 2003, expected life of options of 5.9 years, risk free interest rate of approximately 3.30% in 2004 and 3.03% in 2003 and a dividend yield of 0% for fiscal years 2004 and 2003, respectively.

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

DIONEX CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended September 30, 2003 and 2002

Net sales for the first quarter of fiscal 2004 were $53.3 million, an increase of approximately 13% over the $47.3 million reported for the same period last year. Sales increased in all geographic markets and in the Company’s IC and HPLC product lines when compared to the same period last year. Sales in North America and Europe both increased by approximately 15% and 13%, respectively. Sales in Asia increased approximately 7% with China growing by more than 50% and Japan decreasing slightly. Japanese sales were lower than the previous year due to a timing issue. Overall, currency fluctuations increased net sales by approximately 5% for the current quarter.

Gross margin for the first quarter of fiscal 2004 was 66.2%, up from the 64.1% reported for the same period last year. Gross margin was higher primarily due to the favorable effect of currency fluctuations, a change in the product sales mix and lower manufacturing costs due to more consistent manufacturing practices when compared to the same quarter last year.

Operating expenses of $23.7 million for the first quarter of fiscal 2004 were up $2.7 million, or 12.9%, from the $21.0 million reported in the same quarter last year. As a percentage of sales, operating expenses were approximately 45% for the first quarter of fiscal 2004 as compared to 44% for the same period last year. Selling, general and administrative expenses increased $2.1 million, or 12%, to $19.2 million in the first quarter of fiscal 2004 compared to $17.1 million in fiscal 2003. The increase was due to currency fluctuations, higher international selling and marketing costs and higher marketing expenses for our HPLC product line.

Research and product development (R&D) costs of $4.6 million for the first quarter of fiscal 2004 increased $665,000 compared to $3.9 million reported for the same period last year. Increased spending in fiscal 2004 is primarily due to higher costs associated with the development of new products in our HPLC line. Overall, the level of R&D spending varies depending on both the breadth of the Company’s R&D efforts and the stage of specific product development.

Other expense in the first quarter of this year was $332,000 resulting from losses incurred in our hedging due to wide currency fluctuations.

Other income for the same period in fiscal 2003 was $32,000 due to small gains incurred in our hedging activities.

The effective tax rate for the first quarter of fiscal 2004 remains at 32.5%, unchanged from the first quarter a year ago. Consistency in the tax rates reflects expected stability in the mix of taxable income among the various tax jurisdictions in which the Company does business.

Net income in the first quarter of fiscal 2004 was $7.6 million or 14.2% of sales, compared with $6.3 million or 13.4% of sales reported for the same period last year. Diluted earnings per share for the first three months of fiscal 2004 were $.35, an increase of 21%, compared with $.29 in the same period last year.

Liquidity and Capital Resources

At September 30, 2003, the Company had cash and cash equivalents of $54.1 million. The Company’s working capital was $94.4 million, an increase of $6.6 million from the working capital of $87.8 million reported at June 30, 2003. Cash generated by operating activities for the three months ended September 30, 2003 was $13.1 million compared with $11.1 million for the same period last year. The increase in operating cash flow was due to multiple factors including an increase in net income and the tax benefit related to stock option plans, as well as, a reduction in inventory with a partial offset of a decrease in income taxes payable.

Cash used for investing activities was $0.7 million and $0.4 million in the first three months of fiscal 2004 and 2003, respectively primarily related to capital expenditures for both periods.

Cash used for financing activities was $4.9 million and $1.0 million for the first three months of fiscal 2004 and 2003, respectively. The increase was primarily attributable to the repurchase of 282,100 share of common stock for $11.1 million in the first three months of fiscal 2004 compared with the repurchase of 82,500 shares of common stock for $2.1 million in the first three months of fiscal 2003, partially offset by the sale of common stock of $5.9 million in the first three months of fiscal 2004 compared with the sale of common stock of $1.5 million in fiscal 2003.

At September 30, 2003, the Company has utilized $2.2 million of the Company’s $34.9 million in committed bank lines of credit, mainly due to borrowings related to the Company’s Japanese operations. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its $32.7 million bank lines of credit will be adequate to meet its cash requirements for fiscal 2004 and the foreseeable future.

Forward-looking statements

Except for historical information contained herein, the above discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risk and uncertainties include: general economic conditions, foreign currency fluctuations, competition from other products, existing product obsolescence, fluctuation in worldwide demand for analytical instrumentation, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail in the Company’s Form 10-K for the year ended June 30, 2003. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

Summary:

The preparation of consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an on-going basis, including those related to product returns and allowances, bad debts, inventory valuation, goodwill and intangible assets, income taxes, warranty provisions, and contingencies.

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

Loss Provisions on Accounts Receivable and Inventory

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We assess collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, independent credit reports, industry trends and the macro- economic environment. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of our revenue for any period. Historically, the Company has not experienced significant bad debt losses.

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

Long-Lived Assets, Intangible Assets with Finite Lives and Goodwill

We assess the impairment of long-lived assets, intangible assets with finite lives and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we assess goodwill for impairment at least annually. Factors we consider important that could trigger an impairment review include but are not limited to the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends; and

•	significant changes or developments in strategic technology.

When we determine that the carrying value of long-lived assets, intangible assets with finite lives may not be recoverable based upon the existence of one or more of the above or other indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Goodwill is tested for impairment by comparing the fair values of related reporting units to their carrying values. We completed a review in fiscal 2003 and no impairment was necessary.

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

For a detailed analysis of these market risks see the discussion in the Company’s Annual Report to Stockholders for the year ended June 30, 2003 and the Company’s Form 10-K for the year ended June 30, 2003 filed with the Securities and Exchange Commission.

There have been no material changes to these financial market risks since June 30, 2003.

ITEM 4. CONTROL AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s controls and (as defined in rules promulgated under the Securities Exchange Act of 1934), the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Limitation on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the chief executive officer and the chief financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1 Certification of the Company’s Chief Executive Officer, Lukas Braunschweiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1 Certification of the Company’s Chief Financial Officer, Craig A. McCollam, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Company’s Chief Executive Officer, Lukas Braunschweiler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Company’s Chief Financial Officer, Craig A. McCollam, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On July 30, 2003, the Company filed a report on Form 8-K that included as an exhibit the press release announcing the financial results for the quarter and year ended June 30, 2003.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION

Date: October 31, 2003	By:	/s/ Lukas Braunschweiler
Lukas Braunschweiler
President, Chief Executive
Officer and Director

	By:	/s/ Craig A. McCollam
Craig A. McCollam
Vice President, Finance and
Administration

Exhibit
Number	Description	Reference

3.1	Restated Certificate of Incorporation, filed November 6, 1996	(6)

3.2	Bylaws, as amended on July 29, 2002

4.1	Shareholder Rights Agreement dated January 21, 1999, between the Registrant and BankBoston N.A.	(9)

10.1	Agreement, effective as of January 1, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.2	Memorandum agreement, dated March 14, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.3	Agreement, dated March 6, 1975, between International Plasma Corporation and the former Dionex Corporation	(1)

10.4	Consent to Assignment executed as of March 26, 1980, between the Dow Chemical Company and the former Dionex Corporation	(1)

10.5	Amendatory Agreement, effective as of November 1, 1981,between The Dow Chemical Company and the Registrant (with certain confidential information deleted)	(1)

10.6	Amendatory Agreement, effective as of July 1, 1982, between The Dow Chemical Company and the Registrant (with certain confidential information deleted)	(1)

10.7	Registrant’s Supplemental Stock Option Plan (Exhibit 28.4)	(2)

10.8	Registrant’s Medical Care Reimbursement Plan (Exhibit 10.17)	(1)

10.9	Registrant’s Employee Stock Participation Plan (Exhibit 28.3)	(4)

10.10	Credit Agreement dated February 26, 1996 between Bank of America and the Registrant	(5)

Exhibit
Number	Description	Reference

10.11	First amendment to Credit Agreement dated February 29, 1996 between Bank of America and the Registrant	(7)

10.12	Second amendment to Credit Agreement dated February 29, 1996 between Bank of America and the Registrant	(7)

10.13	Third amendment to Credit Agreement dated February 29, 1996 between BankAmerica and the Registrant.(Exhibit 10.1)	(8)

10.14	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Registrant (Exhibit 10.15)	(11)

10.15	1988 Directors’ Stock Option Plan (and related stock option grant form) (Exhibit 10.20)	(3)

10.16	Dionex Corporation Stock Option Plan, as amended and restated (formerly, the 1990 Stock Option Plan) (Exhibit 10.12)	(10)

10.17	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Registrant	(12)

21.1	Subsidiaries of Registrant	(12)

31.1	Certification of the Company’s Chief Executive Officer, Lukas Braunschweiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer, Craig A. McCollam, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer, Lukas Braunschweiler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer, Craig A. McCollam, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the indicated exhibit in Amendment No. 1 of the Registrant’s Registration Statement on Form S-1 filed December 7, 1982.

(2)	Incorporated by reference to the indicated exhibit in the Registrant’s Registration Statement on Form S-8 filed March 3, 1987.

(3)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed September 27, 1988.

(4)	Incorporated by reference to the indicated exhibit in the Registrant’s Statement on Form S-8 filed May 6, 1994.

(5)	Incorporated by reference to the corresponding exhibit in the Registrant’s Annual Report on Form 10-K filed September 26, 1996.

(6)	Incorporated by reference to the corresponding exhibit in the Registrant’s Annual Report on Form 10-Q filed February 13, 1997.

(7)	Incorporated by reference to the corresponding exhibit in the Registrant’s Annual Report on Form 10-K filed September 28, 1998.

(8)	Incorporated by reference to the indicated exhibit in the Registrant’s Quarterly Report on Form 10-Q filed November 16, 1998.

(9)	Incorporated by reference to the corresponding exhibit in the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999.

(10)	Incorporated by reference to the indicated exhibit in the Registrant’s Statement on Form S-8 filed December 22, 1999.

(11)	Incorporated by reference to the indicated exhibit in the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2001.

(12)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed September 24, 2003.