Form 10-Q
period 2003-12-31
DIONEX CORP /DE
filed 2004-02-13
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11250

DIONEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2647429

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1228 Titan Way, Sunnyvale, California	94085

(Address of principal executive offices)	(Zip Code)

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

YES     X        NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES     X        NO

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 9, 2004:

CLASS	NUMBER OF SHARES

Common Stock	21,290,216

DIONEX CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	Page
	CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2003 and June 30, 2003	3
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended December 31, 2003 and 2002	4
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Six Months Ended December 31, 2003 and 2002	5
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended December 31, 2003 and 2002	6
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-13
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-25
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	26-27
ITEM 4.	CONTROLS AND PROCEDURES	28
	PART II. OTHER INFORMATION
ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS	29
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	30
SIGNATURES		31
EXHIBITS

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	June 30,
	2003	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,278	$46,831
Marketable equity securities	1,674	1,402
Accounts receivable (net of allowance for doubtful accounts of $1,251 at December 31, 2003 and $1,275 at June 30, 2003)	47,843	46,613
Inventories	25,011	25,462
Deferred tax assets	10,655	9,612
Prepaid expenses and other	4,005	3,125

Total current assets	156,466	133,045
Property, plant and equipment, net	47,667	45,436
Goodwill, net	24,898	24,261
Intangible assets, net	4,960	4,595
Other assets	5,340	5,763

	$239,331	$213,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$1,774	$1,334
Accounts payable	6,526	5,443
Accrued liabilities	29,435	29,045
Income taxes payable	2,586	6,189
Accrued product warranty	3,433	3,188

Total current liabilities	43,754	45,199
Deferred taxes	4,376	4,107
Long-term debt	280	500
Other long-term liabilities	3,918	4,014
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding:
21,167,324 shares at December 31, 2003 and 20,933,913 shares at June 30, 2003)	91,612	77,395
Retained earnings	84,826	78,774
Accumulated other comprehensive income	10,565	3,111

Total stockholders’ equity	187,003	159,280

	$239,331	$213,100

     See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(In thousands, except per share amounts)

	Three Months Ended
	December 31,

	2003	2002

	(unaudited)
Net sales	$65,539	$54,478
Cost of sales	21,837	18,321

Gross profit	43,702	36,157

Operating expenses:
Selling, general and administrative	22,894	19,240
Research and product development	5,027	4,334

Total operating expenses	27,921	23,574

Operating income	15,781	12,583
Interest income	194	158
Interest expense	(31)	(49)
Other income, net	4	492

Income before taxes	15,948	13,184
Taxes on income	5,183	4,285

Net income	$10,765	$8,899

Basic earnings per share	$0.51	$0.42

Diluted earnings per share	$0.49	$0.41

Shares used in computing per share amounts:
Basic	21,135	21,161

Diluted	21,985	21,713

     See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
(In thousands, except per share amounts)

	Six Months Ended
	December 31,

	2003	2002

	(unaudited)
Net sales	$118,815	$101,750
Cost of sales	39,845	35,272

Gross profit	78,970	66,478

Operating expenses:
Selling, general and administrative	42,062	36,357
Research and product development	9,598	8,240

Total operating expenses	51,660	44,597

Operating income	27,310	21,881
Interest income	316	244
Interest expense	(104)	(118)
Other income (expense), net	(328)	524

Income before taxes	27,194	22,531
Taxes on income	8,838	7,323

Net income	$18,356	$15,208

Basic earnings per share	$0.87	$0.72

Diluted earnings per share	$0.84	$0.70

Shares used in computing per share amounts:
Basic	21,058	21,137

Diluted	21,885	21,629

     See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
(In thousands)

	Six Months Ended
	December 31,

	2003	2002

	(unaudited)

Cash and equivalents provided by (used for):
Cash flows from operating activities:
Net income	$18,356	$15,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,835	2,747
Gain on sale of marketable securities	—	(414)
Tax benefit related to stock option plans	3,753	1,746
Deferred taxes	(795)	(1,663)
Changes in assets and liabilities:
Accounts receivable	1,806	2,597
Inventories	2,365	(2,398)
Prepaid expenses and other assets	(1,232)	(1,546)
Accounts payable	822	887
Accrued liabilities	(822)	2,439
Income taxes payable	(4,197)	(890)
Accrued product warranty	56	48

Net cash provided by operating activities	22,947	18,761

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	728
Purchase of property, plant and equipment	(2,312)	(1,204)
Acquisition of other intangible assets	(975)	—
Other	59	(498)

Net cash used for investing activities	(3,228)	(974)

Cash flows from financing activities:
Net change in notes payable to banks	322	(322)
Principal payments on long-term debt	(324)	(258)
Sale of common stock	11,734	3,471
Repurchase of common stock	(13,574)	(8,386)

Net cash used for financing activities	(1,842)	(5,495)

Effect of exchange rate changes on cash	2,570	1,127

Net increase in cash and equivalents	20,447	13,419
Cash and equivalents, beginning of period	46,831	22,169

Cash and equivalents, end of period	$67,278	$35,588

Supplemental disclosures of cash flow information:
Income taxes paid	$9,437	$7,663
Interest paid	$72	$82

     See notes to condensed consolidated financial statements.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by Dionex Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Stockholders and Form 10-K for the fiscal year ended June 30, 2003.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2004.

Reclassifications. Amounts in the condensed consolidated financial statements for the periods ended December 31, 2002 and June 30, 2003 have been reclassified to conform to the current period’s presentation.

2. New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” and in December 2003 issued a revised interpretation of FIN 46 (“FIN 46-R”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. The Company has not invested in any entities it believes are variable interest entities for which it is the primary beneficiary. The adoption of FIN 46-R had no impact, and the Company does not expect the adoption of FIN 46-R to have an impact on the financial position, results of operations or cash flows of the Company.

     In May 2003, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which requires that certain financial instruments be presented as liabilities, and for which the financial instruments were previously properly presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150", which defers the effective date for various provisions of SFAS No. 150. The Company believes that it has properly classified and measured in its balance sheets and disclosed in its interim consolidated financial statements certain financial instruments with characteristics of both liabilities and equity.

3. Inventories

     Inventories consisted of (in thousands):

	December 31, 2003	June 30, 2003

Finished goods	$12,734	$11,638
Work in process	2,316	3,822
Raw materials	9,961	10,002

	$25,011	$25,462

4. Income Taxes

     The effective income tax rate for the first six months of fiscal 2004 was 32.5%, unchanged from the same period in fiscal 2003.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Comprehensive Income

     Components of comprehensive income include net income, foreign currency translation adjustments and unrealized gain (loss)on equity securities available for sale. As such, accumulated other comprehensive income in the Condensed Consolidated Balance Sheets represents cumulative foreign currency translation adjustments and unrealized gain or loss on equity securities available for sale. Comprehensive income was $16,664,000 and $11,779,000 for the three months ended December 31, 2003 and 2002, respectively, and $25,810,000 and $17,771,000 for the six months ended December 31, 2003 and 2002, respectively.

6. Net Income Per Share

     Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities and other contracts that are exercisable or convertible into common stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding using the treasury stock method. The difference between the number of shares outstanding for basic and diluted earnings per share is due to stock options outstanding during the periods presented. At December 31, 2003 and 2002, there were 12,000 and 1,236,186 shares, respectively, excluded from the computation to calculate earnings per share because they were anti-dilutive.

7. Common Stock Repurchases

     During the three months ended December 31, 2003, the Company repurchased 53,900 shares of its common stock on the open market for approximately $2.5 million (an average of $45.62 per share), compared with 209,400 shares repurchased for approximately $6.3 million (an average of $29.97 per share) for the same period in the previous fiscal year.

     During the first six months of fiscal 2004, the Company repurchased 336,000 shares of its common stock on the open market, for approximately $13.6 million (an average of $40.39 per share) compared with 291,900 shares repurchased for approximately $8.4 million (an average of $28.73 per share), in the first six months of the previous fiscal year.

     During all of fiscal 2003, the Company repurchased 722,700 shares.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Goodwill and Other Intangible Assets

     Information regarding the Company’s goodwill and other intangible assets reflects current foreign exchange rates.

     Changes in the carrying amount of goodwill for the six months ended December 31, 2003 are as follows (in thousands):

Total

Balance as of July 1, 2003	$24,261
Goodwill acquired during the period	—
Translation adjustments and other	637

Balance as of December 31, 2003	$24,898

     The Company performed an annual impairment test on goodwill as of April 2003 and determined that goodwill was not impaired.

     Information regarding the Company’s other intangible assets follows (in thousands):

	As of December 31, 2003			As of June 30,2003

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Patents and Trademarks	$379	$(379)	$—	$379	$(379)	$—
Developed Technology	9,917	(5,893)	4,024	9,475	(4,880)	4,595
Customer Relationships	960	(24)	936	—	—	—

Total	$11,256	$(6,296)	$4,960	$9,854	$(5,259)	$4,595

     Amortization expense of other intangible assets was $368,000 and $713,000, respectively, for the quarter and six months ended December 31, 2003 as compared to $309,000 and $618,000 respectively, for the quarter and six months ended December 31, 2002. The estimated amortization for each of the five fiscal years subsequent to June 30, 2003 is as follows:

Year Ended		Amortization
June 30,		Expense

2004		$1,537
2005		1,537
2006		981
2007		810
2008		304

	Total	$5,169

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     Details of the change in accrued product warranty for the six months ended December 31, 2003 and 2002 are as follows (in thousands):

	Balance		Charged		Balance
	Beginning		to Other		End of
	of Period	Additions	Accounts (1)	Deductions (2)	Period

Accrued product warranty Six Months Ended:
December 31, 2003	$3,188	1,070	196	(1,021)	$3,433

December 31, 2002	$2,912	1,180	85	(1,132)	$3,045

(1)	Effects of exchange rate changes

(2)	Product warranty costs

10. Commitments

     One of the Company’s foreign subsidiaries discounts trade notes receivable with banks. The uncollected balances of notes receivable due to the discounting banks at December 31, 2003 and June 30, 2003 were $2.8 million and $2.9 million, respectively. The Company is contingently liable for these unpaid balances to the extent the amounts are not paid to the bank by the end customer. The Company has determined that the carrying amount of its contingent liability under this guarantee is zero at December 31, 2003 and June 30, 2003 based on its past experience of discounting trade notes receivable.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Stock-Based Compensation

     SFAS No. 123, “Accounting for Stock-Based Compensation,” sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation costs under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company’s net income and earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income, as reported	$10,765	$8,899	$18,356	$15,208
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,415	1,368	2,783	3,268

Pro forma net income	$9,350	$7,531	$15,573	$11,940

Earnings per share:
Basic — as reported	$0.51	$0.42	$0.87	$0.72

Basic — pro forma	$0.44	$0.36	$0.74	$0.56

Diluted — as reported	$0.49	$0.41	$0.84	$0.70

Diluted — pro forma	0.43	$0.35	$0.71	$0.55

Basic shares	21,135	21,161	21,058	21,137
Diluted shares	21,985	21,713	21,885	21,629

     The pro forma results may not be indicative of the future results for the full fiscal year due to potential grants vesting and other factors such as forfeitures.

     The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 49% for fiscal 2004 and 53% for fiscal 2003, expected life of options of 5.9 years, risk free interest rate of approximately 3.30% in 2004 and 3.03% in 2003 and a dividend yield of 0% for both fiscal years.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

DIONEX CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

Except for historical information contained herein, the discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risks and uncertainties include: general economic conditions, foreign currency fluctuations, competition from other products, existing product obsolescence, fluctuation in worldwide demand for analytical instrumentation, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail below under the heading “Risks and Uncertainties.” Readers are cautioned not to place under reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company

Dionex Corporation (the “Company”) is a leading manufacturer and marketer of chromatography systems for chemical analysis. The Company’s systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical, petrochemical, power generation, food and electronic industries in a variety of applications.

Results of Operations — Three Months Ended December 31, 2003 and 2002

Net sales for the second quarter of fiscal 2004 were $65.5 million, an increase of 20% compared with $54.5 million reported for the same period last year. Net sales increased over the prior year period in all geographic markets reflecting continued growth in the Company’s IC and HPLC product lines. Sales in North America increased by 1% in reported dollars and decreased by approximately 1% in local curre(ncy during the quarter compared to the same quarter last year. In Europe, sales increased by approximately 26% in reported dollars and 10% in local currency. Sales in the Asia/Pacific region grew 41% in reported dollars and over 33% in local currency. Sales in Japan grew 33% in reported dollars, which is partially attributed to new drinking water regulations for bromate analysis. The Company’s IC product line sales increased by approximately 18% while sales for the HPLC products increased by 28%. Overall, consolidated sales were positively affected by currency fluctuations of 9% for the quarter compared with a positive effect of 4% for the same period last year.

Gross margin for the second quarter of fiscal 2004 was 66.7%, up from the 66.4% reported for the same period last year. Gross margin was higher primarily due to the favorable effects of currency fluctuations and lower manufacturing costs due to more efficient manufacturing practices when compared to the same period last year. The Company anticipates the gross margin percentage to be slightly lower at approximately 65% in the third and fourth quarters of fiscal 2004 affected by Japanese sales for water regulations with lower margins due to higher third part component content.

Operating expenses of $27.9 million for the second quarter of fiscal 2004 were up $4.3 million, or 18%, from the $23.6 million reported in the same quarter last year. As a percentage of sales, operating expenses were flat at 43% for the second quarter of fiscal 2004 and for the second quarter last year. Currency fluctuations increased operating expenses by 7% for the quarter.

Selling, general and administrative (SG&A) expenses increased $3.7 million, or 19%, to $22.9 million in the second quarter of fiscal 2003 as compared to the same quarter last year. However, as a percentage of sales SG&A expenses were 35% of sales for both quarters. The increase in SG&A expenses was due to currency fluctuations and to the Company’s expansion efforts internationally in Europe and Asia and relates primarily to additional headcount and associated travel expenses. In particular, the Company opened a direct sales and marketing subsidiary in Korea on October 1, 2003, which contributed to higher SG&A expenses this quarter as approximately 28 full-time employees were added to the Company’s payroll.

Research and development (R&D) costs of $5.0 million were $693,000 higher, or 16%, from the $4.3 million reported in the same period last year. Although absolute dollars were higher, R&D costs were flat as a percentage of sales at 8% for both periods. R&D costs for the second quarter of fiscal 2004 increased due to higher spending for the development of IC and HPLC products and the effects of currency fluctuations. In general, the level of the Company’s R&D spending varies depending on both the breadth of the Company’s current R&D efforts and the stage of specific product development.

Other income was $4,000 in the second quarter of fiscal 2004 compared to $492,000 in the same quarter of fiscal 2003. Other income in fiscal 2003 resulted primarily from the sale of marketable equity securities and gains on currency hedging activities.

The effective tax rate for the second quarter of fiscal 2004 was 32.5%, unchanged from the second quarter a year ago. The tax rate reflects taxable incomes among the varied tax jurisdictions in which the Company does business. The Company’s tax rate is subject to fluctuations upon changes in tax regulations in the jurisdictions in which the Company does business.

Net income in the second quarter of fiscal 2004 increased 21% to $10.8 million compared with $8.9 million reported for the same period last year. Diluted earnings per share were $.49 compared with $.41, an increase of 20%, in the same period last year.

Results of Operations – Six Months Ended December 31, 2003 and 2002

Net sales for the six months ended December 31, 2003 were $118.8 million, an increase of approximately 17% over the $101.8 million reported for the same period last year. Sales increased in all geographic markets and in the Company’s IC and HPLC product lines when compared to the same period last year. Sales in North America and Europe both increased by approximately 8% and 21%, respectively, in reported dollars and increased approximately by 6% and 7%, respectively, in local currencies. Sales in the Asia/Pacific region increased approximately 25% in reported dollars and approximately 21% in local currencies. The Company’s IC product line sales increased by, in reported dollars, approximately 15% while sales for the HPLC products increased 21%. Overall, currency fluctuations increased net sales by approximately 7% for the first six months of fiscal 2004 and by approximately 4% for the same time period in fiscal 2003.

Gross margin for the first six months of fiscal 2004 was 66.5%, up from the 65.3% reported for the same period last year. Gross margin was higher due to the favorable effects of currency fluctuations and lower manufacturing costs from and economies of scale due to higher production volumes when compared to the same period last year.

Operating expenses of $51.7 million for the first six months of fiscal 2004 increased $7.1 million, or 16%, from the $44.6 million reported for the same period last year. As a percentage of sales, operating expenses in the first six months of fiscal year 2004 were 43% of sales, compared with 44% in the same period last year. Currency fluctuations increased operating expenses by 6% for the first six months of fiscal 2004.

SG&A expenses were $42.1 million, an increase of 16%, compared with the $36.4 million reported in the same period last year. The increase in expenses was primarily due to currency fluctuations, higher marketing expenses for our HPLC product line and higher international selling and marketing costs in our European and Asia/Pacific regions. Additional expense and headcount occurred in connection with opening our Korean subsidiary on October 1, 2003 as mentioned earlier.

R&D costs of $9.6 million were up 16% from the same period last year when R&D costs were $8.2 million. However, as a percentage of sales, R&D costs were 8% in both fiscal years. R&D costs in the first half of fiscal 2004 increased due to the Company’s higher spending to develop the Company’s IC and HPLC products and the effects of currency fluctuations. The level of R&D spending varies depending on both the breadth of the Company’s R&D efforts and the stage of specific product development.

Other expense was $328,000 for the first half of fiscal 2004, resulting from losses incurred in the Company’s hedging activities due to wide currency fluctuations. Other income in fiscal 2003 was $524,000 due to the sale of marketable equity securities and gains from hedging activities.

The effective tax rate for the first six months of fiscal 2004 was 32.5%, unchanged from the same period last year. The tax rate reflects offsetting taxable incomes among the varied tax jurisdictions in which the Company does business. The Company’s tax rate is subject to fluctuations upon changes in tax regulations in the jurisdictions in which the Company does business.

Net income for the first six months of fiscal 2004 was $18.4 million, an increase of 21%, compared with $15.2 million reported for the same period last year. Diluted earnings per share for the first half of fiscal 2004 were $.84, an increase of 20%, compared with $.70 for the same period last year.

Liquidity and Capital Resources

At December 31, 2003, the Company had cash and cash investments of $67.3 million. The Company’s working capital was $112.7 million, up $24.9 million from the $87.8 million reported at June 30, 2003. Cash generated by operating activities for the six months ended December 31, 2003 was $22.0 million compared with $18.8 million for the same period last year. The increase in operating cash flow was primarily due to an increase in net income, an increase in the tax benefit related to stock option plans and a decrease in inventory; it was partially offset by an increase in accounts receivable, a decrease in income taxes payable and a decrease in other prepaid expenses and other assets.

Cash used for investing activities was $2.3 million and $1.0 million in the first six months of fiscal 2004 and 2003, respectively. Capital expenditures were $2.3 million and $1.2 million during the first six months of fiscal 2004 and 2003, respectively. The amount reflected in fiscal 2004 includes building improvements at the corporate headquarters and computer hardware and software spending in connection with the Company’s e-business initiative. Proceeds from the sale of marketable securities were $728,000 for the first six months of fiscal 2003. Additionally, cash of $975,000 was used in the acquisition of intangibles related to the acquisition of our Korean subsidiary.

Cash used for financing activities was $1.8 million and $5.5 million in the first six months of fiscal 2004 and 2003, respectively. The decrease is primarily attributable to the repurchase of 336,000 shares of the Company’s common stock for $13.6 million in fiscal 2004, (at a average price of $40.39 per share) compared with 291,900 shares for $8.4 million in fiscal 2003 (at an average price of $28.73 per share), partially offset by proceeds received from the issuance of common stock for the exercise of employee stock options and from the employee stock purchase plan of $11.7 million in fiscal 2004 and $3.5 million in fiscal 2003.

At December 31, 2003, the Company had utilized $2.1 million of the Company’s $35.3 million in committed bank lines of credit, mainly due to borrowings related to the Company’s Japanese operations. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its bank lines of credit will be adequate to meet its cash requirements for fiscal 2004 and the foreseeable future.

The following summarizes our contractual obligations at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual
Obligations		Payments Due by Period

		Less
		Than 1	1-3	4-5	After 5
	Total	Year	Years	Years	Years

Lines of Credit	$834	$834	$—	$—	$—
Long Term Debt	1,000	500	500	—	—
Operating Lease Obligations	16,358	3,582	5,107	2,749	4,920
Other Obligations	6,500	3,000	3,500	—	—

Total Contractual Commitments	$24,692	$7,916	$9,107	$2,749	$4,920

At June 30, 2003 and 2002, the Company had recorded $6.5 million and $5.7 million, respectively, of Other Obligations in its consolidated financial statements. Other Obligations relate to the earn-out from the acquisition of LC Packings.

There have been no material changes outside ordinary business activities since June 30, 2003.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” and in December 2003 issued a revised interpretation of FIN 46 (“FIN 46-R”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. The Company has not invested in any entities it believes are variable interest entities for which it is the primary beneficiary. The adoption of FIN 46-R had no impact, and the Company does not expect the adoption of FIN 46-R to have an impact on the financial position, results of operations or cash flows of the Company.

     In May 2003, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which requires that certain financial instruments be presented as liabilities, and for which the financial instruments were previously properly presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150", which defers the effective date for various provisions of SFAS No. 150. The Company believes that it has properly classified and measured in its balance sheets and disclosed in its interim consolidated financial statements certain financial instruments with characteristics of both liabilities and equity.

Critical Accounting Policies and Estimates

Summary:

The preparation of consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an on-going basis, including those related to product returns and allowances, bad debts, inventory valuation, goodwill and intangible assets, income taxes, warranty provisions and contingencies.

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

Revenue Recognition Policy:

The Company derives revenue from the sale of products and from services rendered to its customers including installation, training and maintenance. Generally, its products contain embedded software that is essential to their functionality.

Revenue is recognized in accordance with Staff Accounting Bulletin No. 101 and Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, collection is probable and vendor specific objective evidence exists to allocate revenue to the various elements of the arrangement. Vendor specific objective evidence is based on the price charged when an element is sold separately or, if not yet sold separately, when the price is established by authorized management. Delivery is generally considered to have occurred when shipped.

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

Loss Provisions on Accounts Receivable and Inventory:

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We assess collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, independent credit reports, industry trends and the macro-economic environment. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of our revenue for any period. Historically, the Company has not experienced significant bad debt losses.

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

Long-Lived Assets, Intangible Assets with Finite Lives and Goodwill:

The Company assesses the impairment of long-lived assets, intangible assets with finite lives and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, the Company assesses goodwill for impairment at least annually. Factors that are considered important and could trigger an impairment review include but are not limited to the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends; and

•	significant changes or developments in strategic technology.

When the Company determines that the carrying value of long-lived assets or intangible assets with finite lives may not be recoverable based upon the existence of one or more of the above or other indicators, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. Goodwill is tested for impairment by comparing the fair values of related reporting units to their carrying values. The Company completed a review in fiscal 2003 and no impairment was necessary.

Warranty:

Product warranties are recorded at the time revenue is recognized for certain product shipments based on historical experience. While the Company engages in extensive product quality programs and processes, the warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from our previous estimates, revisions to the estimated warranty liability would be required.

Income Taxes:

As part of the process of preparing the Company’s consolidated financial statements, income tax estimates are required in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization, and reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company then assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, a valuation allowance must be estimated. In the event that actual results differ from these estimates, the Company may need to establish a valuation allowance that could materially impact our financial position and results of operations.

Risks and Uncertainties:

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

The Company derived approximately 66% of our net sales from outside North America in the six months ended December 31, 2003 and expects to continue to derive the majority of net sales from outside North America for the foreseeable future. Most of the Company’s sales outside North America are denominated in the local currency of its customers. As a result, the U.S. dollar value of our net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on our results of operations. Tariffs and other trade barriers, difficulties in staffing and managing foreign operations, changes in political environments, interruptions in overseas shipments and changes in tax laws may also impact international sales negatively.

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

The Company manufactures products in three sites in Germany, the Netherlands and the United States. Any prolonged disruption to the operations at these facilities, whether due to labor unrest, supplier issues, damage to the physical plants or equipments or other reasons, could also adversely affect the results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to financial market risks, including changes in foreign currency rates, interest rates and marketable equity securities, as well as debt and interest expense.

Foreign Currency Exchange Revenues generated from international operations are generally denominated in foreign currencies. The Company enters into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At December 31, 2003, the Company had forward exchange contracts to sell foreign currencies totaling $15.1 million dollars, including approximately $8.3 million in Euros, $6.2 million in Japanese yen and $600,000 in Canadian dollars. The foreign exchange contracts at the end of each fiscal quarter mature within the following quarter. Additionally, contract values and fair market values are the same. A sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to hedging contracts and underlying balances being hedged at December 31, 2003 indicated that these market movements would not have a material effect on the Company’s business, operating results or financial condition.

Foreign currency rate fluctuations can impact the U.S. dollar translation of the Company’s foreign operations in our consolidated financial statements. Currency fluctuations increased reported sales by 9% for the quarter and 7% for the six months ended December 31, 2003 compared to 4% for both the quarter and six months ended December 31, 2002.

Interest and Investment Income The Company’s interest and investment income is subject to changes in the general level of interest rates. Changes in interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the Company’s investment balances at December 31 2003, indicated that such market movement would not have a material effect on the business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending upon actual balances and changes in the timing and amount of interest rate movements.

Marketable Equity Securities The Company is exposed to market price risks on its marketable equity securities. These investments are in publicly traded companies in the laboratory analytical instruments sector. The Company does not attempt to reduce or eliminate our market exposure on these securities. A 50% adverse change in the equity price would result in an approximate $837,000 decrease in the fair value of its marketable equity securities as of December 31, 2003.

Debt and Interest Expense A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the Company’s outstanding debt balance at December 31, 2003, indicated that such market movement would not have a material effect on its business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on the level of the Company’s outstanding debt and changes in the timing and amount of interest rate movements.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934), the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Limitation on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the chief executive officer and the chief financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2003 Annual Meeting of Stockholders was held on October 24, 2003. The six persons name below were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the Company’s Annual Meeting of Stockholders in 2004 and until their successors are duly elected and qualified. There were 21,120,445 shares of the Company’s common stock entitled to vote at the Annual Meeting of Stockholders. The voting regarding each nominee was as follows:

	For	Withheld

David L. Anderson	18,359,172	378,209
A. Blaine Bowman	18,335,993	401,388
Lukas Braunschweiler	18,342,343	395,038
B.J. Moore	18,273,400	463,981
Ricardo Pigliucci	18,275,292	462,089
Michael W. Pope	17,756,119	981,262

     Other matters voted upon at the Annual Meeting and the results of the voting with respect to each such matter were as follows:

     1. To vote on the adoption of the 2003 Employee Stock Participation Plan.

For	Against	Abstained

15,066,105	792,042	1,012,336

     2. To ratify the selection of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending June 30, 2004.

For	Against	Abstained

16,144,886	2,585,179	7,316

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1 The Company’s 2003 Employee Stock Participation Program

31.1 Certification of Chief Executive Officer, Lukas Braunschweiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, Craig A. McCollam, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer, Lukas Braunschweiler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Executive Officer, Craig A. McCollam, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On October 20, 2003, the Company filed a current Report on Form 8-K to furnish a press release announcing the financial results for the quarter and year ended September 30, 2003.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION (Registrant)

Date: February 13, 2004	By:	/s/ Lukas Braunschweiler

Lukas Braunschweiler President, Chief Executive Officer And Director

	By:	/s/ Craig A. McCollam

Craig A. McCollam Vice President, Finance and Administration

EXHIBIT INDEX

Exhibit	Description

10.1	The Company’s 2003 Employee Stock Participation Program

31.1	Certification of Chief Executive Officer, Lukas Braunschweiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Craig A. McCollam, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Lukas Braunschweiler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer, Craig A. McCollam, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.