Form 10-Q
period 2004-03-31
DIONEX CORP /DE
filed 2004-05-13
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2004:

CLASS	NUMBER OF SHARES

Common Stock	20,995,020

DIONEX CORPORATION
INDEX

DIONEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	June 30,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,479	$46,831
Marketable equity securities	1,660	1,402
Accounts receivable (net of allowance for doubtful accounts of $1,158 at March 31, 2004 and $1,275 at June 30, 2003)	56,176	46,613
Inventories	25,997	25,462
Deferred tax assets	10,834	9,612
Prepaid expenses and other	3,487	3,125

Total current assets	162,633	133,045
Property, plant and equipment, net	47,304	45,436
Goodwill, net	24,739	24,261
Intangible assets, net	4,570	4,595
Other assets	5,187	5,763

	$244,433	$213,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$2,163	$1,334
Accounts payable	10,590	5,443
Accrued liabilities	30,371	29,045
Income taxes payable	2,163	6,189
Accrued product warranty	3,594	3,188

Total current liabilities	48,881	45,199
Deferred taxes	4,325	4,107
Long-term debt	144	500
Other long-term liabilities	903	4,014
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding: 21,112,453 shares at March 31, 2004 and 20,933,913 shares at June 30, 2003)	98,853	77,395
Retained earnings	81,708	78,774
Accumulated other comprehensive income	9,619	3,111

Total stockholders’ equity	190,180	159,280

	$244,433	$213,100

See notes to condensed consolidated financial statements.

DIONEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Net sales	$70,746	$56,069
Cost of sales	24,629	18,810

Gross profit	46,117	37,259

Operating expenses:
Selling, general and administrative	23,367	19,415
Research and product development	4,606	4,176

Total operating expenses	27,973	23,591

Operating income	18,144	13,668
Interest income	214	104
Interest expense	(66)	(35)
Write-off of non-affiliate investment	—	(2,067)
Other income (expense), net	60	(393)

Income before taxes	18,352	11,277
Taxes on income	5,965	3,665

Net income	$12,387	$7,612

Basic earnings per share	$0.58	$0.36

Diluted earnings per share	$0.56	$0.35

Shares used in computing per share amounts:
Basic	21,180	21,028

Diluted	22,177	21,619

See notes to condensed consolidated financial statements.

DIONEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED MARCH 31, 2004 AND 2003
(In thousands, except per share amounts)

	Nine Months Ended
	March 31,
	2004	2003
	(unaudited)
Net sales	$189,561	$157,819
Cost of sales	64,474	54,082

Gross profit	125,087	103,737

Operating expenses:
Selling, general and administrative	65,429	55,772
Research and product development	14,204	12,416

Total operating expenses	79,633	68,188

Operating income	45,454	35,549
Interest income	530	348
Interest expense	(170)	(153)
Write-off of non-affiliate investment	—	(2,067)
Other income (expense), net	(268)	131

Income before taxes	45,546	33,808
Taxes on income	14,803	10,988

Net income	$30,743	$22,820

Basic earnings per share	$1.46	$1.08

Diluted earnings per share	$1.40	$1.06

Shares used in computing per share amounts:
Basic	21,099	21,100

Diluted	21,983	21,625

See notes to condensed consolidated financial statements.

DIONEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2004 AND 2003
(In thousands)

	Nine Months Ended
	March 31,
	2004	2003
	(unaudited)
Cash and equivalents provided by (used for):
Cash flows from operating activities:
Net income	$30,743	$22,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,372	4,339
Gain on sale of marketable securities	—	(414)
Write-off of non-affiliated investment		2,067
Tax benefit related to stock option plans	6,313	2,430
Deferred taxes	(937)	(2,811)
Changes in assets and liabilities:
Accounts receivable	(6,202)	422
Inventories	1,216	(2,637)
Prepaid expenses and other assets	(344)	(1,416)
Accounts payable	4,818	703
Accrued liabilities	121	1,196
Income taxes payable	(4,417)	1,377
Accrued product warranty	248	56

Net cash provided by operating activities	35,931	28,132

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	728
Purchase of property, plant and equipment	(3,108)	(2,697)
Earn-out provision of LC Packings	(3,000)	(3,000)
Investments in non-affiliated companies	—	(500)
Acquisition of other intangible assets	(975)	—
Other	91	5

Net cash used for investing activities	(6,992)	(5,464)

Cash flows from financing activities:
Net change in notes payable to banks	662	(324)
Principal payments on long-term debt	(484)	(384)
Sale of common stock	17,794	6,050
Repurchase of common stock	(30,458)	(15,838)

Net cash used for financing activities	(12,486)	(10,496)

Effect of exchange rate changes on cash	1,195	1,851

Net increase in cash and equivalents	17,648	14,023
Cash and equivalents, beginning of period	46,831	22,169

Cash and equivalents, end of period	$64,479	$36,192

Supplemental disclosures of cash flow information:
Income taxes paid	$13,371	$9,770
Interest paid	$126	$103

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

     Reclassifications. Amounts in the condensed consolidated financial statements for the periods ended March 31, 2003 and June 30, 2003 have been reclassified to conform to the current period’s presentation.

2. New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” and in December 2003 issued a revised interpretation of FIN 46 (“FIN 46-R”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. The Company has not invested in any entities it believes are variable interest entities for which it is the primary beneficiary. The adoption of FIN 46-R had no impact on the financial position, results of operations or cash flows of the Company.

     In May 2003, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that certain financial instruments be presented as liabilities, and for which the financial instruments were previously properly presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150,” which defers the effective date for various provisions of SFAS No. 150. The Company believes that it has properly classified and measured in its balance sheets and disclosed in its interim consolidated financial statements certain financial instruments with characteristics of both liabilities and equity.

3. Inventories

     Inventories consisted of (in thousands):

	March 31,	June 30,
	2004	2003
Finished goods	$14,285	$11,638
Work in process	2,503	3,822
Raw materials	9,209	10,002

	$25,997	$25,462

4. Income Taxes

     The effective income tax rate for the first nine months of fiscal 2004 was 32.5%, unchanged from the same period in fiscal 2003.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Comprehensive Income

     Components of comprehensive income include net income, foreign currency translation adjustments and unrealized gain (loss) on equity securities available for sale. Comprehensive income was $11,442,000 and $8,956,000 for the three months ended March 31, 2004 and 2003, respectively, and $ 37,251,000 and $26,727,000 for the nine months ended March 31, 2004 and 2003, respectively.

6. Net Income Per Share

     Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities and other contracts that are exercisable or convertible into common stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding using the treasury stock method. The difference between the number of shares outstanding for basic and diluted earnings per share is due to stock options outstanding during the periods presented. At March 31, 2004 all stock options were included in the diluted earnings per share calculation; however, at March 31, 2003, 1,020,941 shares were excluded from the computation because they were anti-dilutive.

7. Common Stock Repurchases

     During the three months ended March 31, 2004, the Company repurchased 316,700 shares of its common stock on the open market for approximately $16.9 million (an average of $53.31 per share), compared with 234,500 shares repurchased for approximately $7.5 million (an average of $31.78 per share) during the same period in the previous fiscal year.

     During the first nine months of fiscal 2004, the Company repurchased 652,700 shares of its common stock on the open market for approximately $30.5 million (an average of $46.66 per share), compared with 526,400 shares repurchased for approximately $15.8 million (an average of $30.09 per share) during the same period in the previous fiscal year.

     During all of fiscal 2003, the Company repurchased a total of 722,700 shares of its common stock on the open market for approximately $22.5 million at an average of $31.15 per share.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Goodwill and Other Intangible Assets

     Information regarding the Company’s goodwill and other intangible assets reflects current foreign exchange rates.

     Changes in the carrying amount of goodwill for the nine months ended March 31, 2004 are as follows (in thousands):

Total
Balance as of July 1, 2003	$24,261
Goodwill acquired during the period	—
Translation adjustments and other	478

Balance as of March 31, 2004	$24,739

     The Company performed an annual impairment test on goodwill as of April 2003 and determined that goodwill was not impaired.

     Information regarding the Company’s other intangible assets is as follows (in thousands):

	As of March 31, 2004			As of June 30, 2003
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and Trademarks	$379	$(379)	$—	$379	$(379)	$—
Developed Technology	9,791	(6,170)	3,621	9,475	(4,880)	4,595
Customer Relationships	999	(50)	949	—	—	—

Total	$11,169	$(6,599)	$4,570	$9,854	$(5,259)	$4,595

     Amortization expense of other intangible assets was $396,000 and $1.1 million, respectively, for the quarter and nine months ended March 31, 2004 as compared to $324,000 and $942,000, respectively, for the quarter and nine months ended March 31, 2003. The estimated amortization for each of the five fiscal years subsequent to June 30, 2003 is as follows:

Year Ended	Amortization
June 30,	Expense
2004	$1,523
2005	1,520
2006	991
2007	814
2008	308

Total	$5,156

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Warranty

     Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting product failures. Should actual product failure rates, material usage or service costs differ from our previous estimates, revisions to the estimated warranty liability would be required.

     Details of the change in accrued product warranty for the nine months ended March 31, 2004 and 2003 are as follows (in thousands):

	Balance		Charged		Balance
	Beginning		to Other		End of
	of Period	Additions	Accounts (1)	Deductions (2)	Period
Accrued product warranty
Nine Months Ended:
March 31, 2004	$3,188	1,797	172	(1,563)	$3,594

March 31, 2003	$2,912	2,060	140	(1,998)	$3,114

(1)	Effects of exchange rate changes

(2)	Product warranty costs

10. Commitments

     One of the Company’s foreign subsidiaries discounts trade notes receivable with banks. The uncollected balances of notes receivable due to the discounting banks at March 31, 2004 and June 30, 2003 were $4.2 million and $2.9 million, respectively. The Company is contingently liable for these unpaid balances to the extent the amounts are not paid to the bank by the end customer. The Company has determined that the carrying amount of its contingent liability under this guarantee was insignificant at March 31, 2004 and June 30, 2003 based on its past experience with the discounting of trade notes receivable by its foreign subsidiary.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income, as reported	$12,387	$7,612	$30,743	$22,820
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,283	1,141	4,066	4,368

Pro forma net income	$11,104	$6,471	$26,677	$18,452

Earnings per share:
Basic – as reported	$0.58	$0.36	$1.46	$1.08

Basic – pro forma	$0.52	$0.31	$1.26	$0.87

Diluted – as reported	$0.56	$0.35	$1.40	$1.06

Diluted – pro forma	$0.50	$0.30	$1.21	$0.85

Basic shares	21,180	21,028	21,099	21,100
Diluted shares	22,177	21,619	21,983	21,625

     The pro forma results may not be indicative of the future results for the full fiscal year due to potential grants vesting and other factors such as forfeitures.

     The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 49% for fiscal 2004 and 53% for fiscal 2003, expected life of options of 5.9 years, risk-free interest rate of approximately 3.30% in 2004 and 3.03% in 2003 and a dividend yield of 0% for both fiscal years.

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

DIONEX CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

Except for historical information contained herein, the discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed here. Such risks and uncertainties include: general economic conditions, foreign currency fluctuations, fluctuation in worldwide demand for analytical instrumentation, fluctuations in quarterly operating results, competition from other products, existing product obsolescence, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail below undue the heading “Risks and Uncertainties.” Readers are cautioned not to place under reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision that may be made to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company

Dionex Corporation (the “Company”) is a leading manufacturer and marketer of chromatography systems for chemical analysis. The Company’s systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical, petrochemical, power generation, food and electronic industries in a variety of applications.

Results of Operations — Three Months Ended March 31, 2004 and 2003

Net sales for the third quarter of fiscal 2004 were $70.7 million, an increase of 26% compared with $56.1 million reported for the same period last year. Net sales increased over the prior year period in all geographic markets as indicated in the table below:

	Q3	Q3
	Reported	Local
	Dollar	Currency
	Growth %	Growth %
Total Growth	26	16
North America	7	5
Europe	20	4
Asia/Pacific	66	52

Growth in Europe reflected difficult economic conditions in that area. The growth in sales in the Asia/Pacific region was primarily attributable to Japan where sales grew over 100% compared with the third quarter of last year and continued growth in China. The significant sales increase in Japan was due to the implementation of new drinking water standards in Japan requiring bromate analysis.

Gross margin for the third quarter of fiscal 2004 was 65.2%, down from the 66.5% reported for the same period last year. Gross margin was lower primarily due to higher third party component content for the Japanese sales relating to new drinking water regulations. The Company anticipates the gross margin percentage to be slightly lower at approximately 65% in the fourth quarter of fiscal 2004 due to the impact of Japan’s lower gross margin sales.

Operating expenses of $28.0 million for the third quarter of fiscal 2004 were up $4.4 million, or 19%, from the $23.6 million reported in the same quarter last year. As a percentage of sales, operating expenses decreased to 40% for the third quarter of fiscal 2004 as compared to 42% for the same quarter last year. Currency fluctuations increased operating expenses by 8 percentage points for the quarter.

Selling, general and administrative (SG&A) expenses increased $4.0 million, or 20%, to $23.4 million in the third quarter of fiscal 2004 as compared to $19.4 million during the same quarter last year. However, as a percentage of sales SG&A expenses decreased to 33% for the third quarter of fiscal 2004 as compared to 35% for the same quarter last year. The increase in SG&A expenses was due to currency fluctuations of approximately $1.6 million and approximately $1.3 million that included expenses for the Company’s Korean office acquired in October 2003 as well as the other expansion efforts in Europe and Asia. Additionally, the Company incurred approximately $700,000 related to Sarbanes-Oxley Section 404 implementation. During the quarter, the SEC announced an extension delaying the Company’s compliance date to the end of its next fiscal year.

Research and development (R&D) costs of $4.6 million were $430,000 higher, or 10%, from the $4.2 million reported in the same quarter last year. Although absolute dollars were higher, R&D costs decreased to 6.5% as a percentage of sales as compared to 7.4% for the same quarter last year. R&D costs for the third quarter of fiscal 2004 increased due to higher spending for the development of HPLC products and the effects of currency fluctuations. In general, the level of the Company’s R&D spending varies depending on both the breadth of the Company’s current R&D efforts and the stage of specific product development.

Other income was $60,000 in the third quarter of fiscal 2004 compared to an expense of $393,000 in the same quarter of fiscal 2003. Other income in fiscal 2003 resulted primarily from losses on the Company’s currency hedging activities.

The effective tax rate for the third quarter of fiscal 2004 was 32.5%, unchanged from the third quarter a year ago. The tax rate reflects taxable incomes among the varied tax jurisdictions in which the Company does business. The Company’s tax rate is subject to fluctuations upon changes in tax regulations in the jurisdictions in which the Company does business.

Net income in the third quarter of fiscal 2004 increased 63% to $12.4 million compared with $7.6 million reported for the same period last year. Diluted earnings per share were $.56 compared with $.35 in the same period last year, an increase of 59%.

Results of Operations – Nine Months Ended March 31, 2004 and 2003

Net sales for the nine months ended March 31, 2004 were $189.6 million, an increase of approximately 20% over the $157.8 million reported for the same period last year. Sales increased in all geographic markets year as indicated in the table below:

	Q3 YTD	Q3 YTD
	Reported	Local
	Dollar	Currency
	Growth %	Growth %
Total Growth	20	12
North America	7	6
Europe	4	6
Asia/Pacific	41	33

Growth in the Asia/Pacific region reflects the impact of the new Japanese drinking water regulations requiring bromate analysis as well as the expansion of sales in our China operations.

Gross margin for the first nine months of fiscal 2004 was 66.0%, up from the 65.7% reported for the same period last year. When compared to the same period last year, the gross margin for fiscal 2004 was higher due to the favorable effects of currency fluctuations and lower manufacturing costs related to economies of scale of higher production volumes, partially offset by the higher third party content in Japan.

Operating expenses of $79.6 million for the first nine months of fiscal 2004 increased $11.4 million, or 17%, from the $68.2 million reported for the same period last year. As a percentage of sales, operating expenses in the first nine months of fiscal year 2004 were 42% of sales, compared with 43% in the same period last year. Currency fluctuations increased operating expenses by 7 percentage points for the nine months of fiscal 2004.

SG&A expenses were $65.4 million, an increase of 17%, compared with the $55.8 million reported in the same period last year. The increase in expenses was primarily due to currency fluctuations of approximately $3.9 million, higher marketing expenses for our HPLC product line and higher selling and marketing costs in our European and Asia/Pacific regions. Additional expense and headcount occurred in connection with the opening of the Company’s Korean subsidiary on October 1, 2003 with approximately 28 full-time employees added to the Company’s payroll.

R&D costs of $14.2 million were up 14% from the same period last year when R&D costs were $12.4 million. However, as a percentage of sales, R&D costs were 7.5% and 8% for the nine months in fiscal years 2004 and 2003, respectively. R&D costs in the nine months of fiscal 2004 increased due to the Company’s higher spending to develop the Company’s IC and HPLC products and the effects of currency fluctuations. The level of R&D spending varies depending on both the breadth of the Company’s R&D efforts and the stage of specific product development.

Other expense was $268,000 for the nine months of fiscal 2004, resulting from losses incurred in the Company’s hedging activities due to wide currency fluctuations. Other income in fiscal 2003 was $131,000 due to the sale of marketable equity securities partially offset by the impact of hedging activities.

The effective tax rate for the first nine months of fiscal 2004 was 32.5%, unchanged from the same period last year. The tax rate reflects offsetting taxable incomes among the varied tax jurisdictions in which the Company does business. The Company’s tax rate is subject to fluctuations upon changes in tax regulations in the jurisdictions in which the Company does business.

Net income for the first nine months of fiscal 2004 was $30.7 million, an increase of 35%, compared with $22.8 million reported for the same period last year. Diluted earnings per share for the nine months of fiscal 2004 were $1.40, an increase of 33%, compared with $1.06 for the same period last year.

Liquidity and Capital Resources

At March 31, 2004, the Company had cash and cash investments of $64.5 million. The Company’s working capital was $113.8 million, up $26.0 million from the $87.8 million reported at June 30, 2003. Cash generated by operating activities for the nine months ended March 31, 2004 was $35.9 million compared with $28.1 million for the same period last year. The increase in operating cash flow was primarily due to an increase in net income, an increase in the tax benefits related to stock option plans, and an increase in accounts payable partially offset by an increase in accounts receivable and a decrease in income taxes payable.

Cash used for investing activities was $7.0 million and $5.5 million in the nine months of fiscal 2004 and 2003, respectively. Capital expenditures were $3.1 million and $2.7 million during the nine months of fiscal 2004 and 2003, respectively. The amount reflected in fiscal 2004 includes building improvements at the corporate headquarters and computer hardware and software spending in connection with the Company’s e-business initiative, as well as $975,000 was used to purchase intangibles related to the acquisition of our Korean subsidiary. Proceeds from the sale of marketable securities were $728,000 for the nine months of fiscal 2003.

Cash used for financing activities was $12.5 million and $10.5 million in the nine months of fiscal 2004 and 2003, respectively. The increase in cash used is primarily attributable to the repurchase of 652,700 shares of the Company’s common stock for $30.5 million in fiscal 2004 (at a average price of $46.66 per share) compared with 526,400 shares for $15.8 million in fiscal 2003 (at an average price of $30.09 per share), partially offset by proceeds received from the issuance of common stock for the exercise of employee stock options and from the employee stock purchase plan of $17.8 million in fiscal 2004 and $6.1 million in fiscal 2003.

At March 31, 2004, the Company had utilized $2.3 million of the Company’s $35.5 million in committed bank lines of credit, mainly due to borrowings related to the Company’s Japanese operations. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its bank lines of credit will be adequate to meet its cash requirements for fiscal 2004 and the foreseeable future.

The following summarizes our contractual obligations at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less
		Than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Lines of Credit	$834	$834	$—	$—	$—
Long Term Debt	1,000	500	500	—	—
Operating Lease Obligations	16,358	3,582	5,107	2,749	4,920
Other Obligations	6,500	3,000	3,500	—	—

Total Contractual Commitments	$24,692	$7,916	$9,107	$2,749	$4,920

At June 30, 2003 and 2002, the Company had recorded $6.5 million and $5.7 million, respectively, of Other Obligations in its consolidated financial statements. Other Obligations relate to the earn-out from the acquisition of LC Packings.

There have been no material changes outside ordinary business activities since June 30, 2003.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” and in December 2003 issued a revised interpretation of FIN 46 (“FIN 46-R”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. The Company has not invested in any entities it believes are variable interest entities for which it is the primary beneficiary. The adoption of FIN 46-R had no impact on the financial position, results of operations or cash flows of the Company.

     In May 2003, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that certain financial instruments be presented as liabilities, and for which the financial instruments were previously properly presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150,” which defers the effective date for various provisions of SFAS No. 150. The Company believes that it has properly classified and measured in its balance sheets and disclosed in its interim consolidated financial statements certain financial instruments with characteristics of both liabilities and equity.

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

Equipment is sold through our direct sales force and through distributors and resellers. Sales through distributors and resellers are recognized as revenue upon sale to the distributor or reseller as these sales are considered to be final and no right of return or price protection exists. Customer acceptance is generally limited to performance under the Company’s published product specifications. When additional customer acceptance conditions apply, all revenue related to the sale is deferred until acceptance is obtained. The Company’s equipment typically includes a one-year warranty. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

Installation and training services are not considered to be essential to the functionality of the Company’s products, and revenue related to these items is recognized when the services are completed. The Company recognizes maintenance fees ratably over the period of the related maintenance contract. Maintenance consists of product repair services, unspecified software upgrades and telephone support.

Loss Provisions on Accounts Receivable and Inventory:

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company assesses collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, independent credit reports, industry trends and the macro-economic environment. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of our revenue for any period. Historically, the Company has not experienced significant bad debt losses.

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

Income Taxes:

As part of the process of preparing the Company’s consolidated financial statements, income tax estimates are required in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company then assesses the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, a valuation allowance must be estimated. In the event that actual results differ from these estimates, the Company may need to establish a valuation allowance that could materially impact our financial position and results of operations.

Risks and Uncertainties:

The continuation or spread of the current economic uncertainty in key markets would likely harm our operating results.

The Company sells products in many geographical regions throughout the world. If economic conditions in any of these regions decline or continue to decline, the demand for our products is likely to be reduced. Despite economic uncertainty in Europe, the Company showed continued growth in the European market; however, a continuation of an economic downturn in any of our major markets would likely harm its results of operations.

Foreign currency fluctuations and other risks related to international operations may adversely affect the Company’s operating results.

The Company derived approximately 71% of its net sales from outside North America in the nine months ended March 31, 2004 and expects to continue to derive the majority of net sales from outside North America for the foreseeable future. Most of the Company’s sales outside North America are denominated in the local currency of its customers. As a result, the U.S. dollar value of its net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on the Company’s results of operations. Tariffs and other trade barriers, difficulties in staffing and managing foreign operations, changes in political environments, interruptions in overseas shipments and changes in tax laws may also impact international sales negatively.

Fluctuation in worldwide demand for analytical instrumentation could affect the Company’s operating results.

The demand for analytical instrumentation products can fluctuate depending upon capital expenditure cycles. Most companies consider the Company’s instrumentation products capital equipment; customers may be unable to secure the necessary capital expenditure approvals due to general economic or customer specific conditions. Significant fluctuations in demand could harm the Company’s results of operations.

Fluctuations in the Company’s quarterly operating results may cause the Company’s stock price to decline.

A high proportion of the Company’s costs are fixed due in part to its significant sales, research and product development and manufacturing costs. Small declines in revenue caused by fluctuations in currency rates, worldwide demand for analytical instrumentation or other factors could disproportionately affect the Company’s quarterly operating results, which may in turn cause its stock price to decline.

If the Company does not introduce new products that are attractive to its customers on a timely basis, the Company’s products may become obsolete.

The Company’s products are highly technical in nature. As a result, many of the Company’s products must be developed months or even years in advance of the potential need by a customer. If the Company fails to introduce new products and enhancements as demand arises or in advance of the competition, the Company’s products are likely to become obsolete over time, which would harm operating results. Also, if the market is not receptive to newly developed products, the Company may be unable to recover costs of research and product development and marketing, and may fail to achieve material components of its business plan.

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

The Company’s ability to maintain inventories and meet customer demand for our products is critical to its operating results.

Most raw materials, components and supplies purchased by the Company are available from a number of suppliers. However, certain items are purchased from limited or sole source suppliers and a disruption of these sources could adversely affect the Company’s ability to ship products as needed. A prolonged inability to obtain certain materials or components would likely reduce product inventory, hinder sales and harm the Company’s reputation with customers.

The Company manufactures products in three sites in Germany, the Netherlands and the United States. Any prolonged disruption to the operations at these facilities, whether due to labor unrest, supplier issues, damage to the physical plants or equipments or other reasons, could also adversely affect the Company’s results of operations.

The Company’s executive officers and other key employees are critical to its business, they may not remain with the Company’s in the future and finding talented replacements would be difficult.

The operations of the Company require managerial and technical expertise. Each of the executive officers and key employees located in the United States is employed “at will” and may leave the employment of the Company at any time. In addition, the Company’s headquarters are located in Sunnyvale, California, where the demand for qualified personnel is high and is likely to remain so for the foreseeable future. As a result, competition for personnel is intense and the turnover rate for qualified personnel is high. The loss of any of our executive officers or key employees could cause the Company to incur increased operating expenses and divert senior management resources in searching for replacements. An inability to hire, train and retain sufficient numbers of qualified employees would seriously affect the Company’s ability to conduct its business.

The success of the Company’s business is dependent in part on protection of proprietary information and inventions; but obtaining and enforcing legal protection of the Company’s proprietary products, processes and technologies can be difficult and expensive.

Patent and trade secret protection is important to the Company because developing new technologies and products is time-consuming and expensive. The Company owns many U.S. and foreign patents and intends to apply for additional patents to cover our technology and products. The Company may be unable to obtain issued patents from any pending or future patent applications that it owns. The claims allowed under any issued patents may not be sufficiently broad to protect our technology. Third parties may seek to challenge, circumvent or invalidate issued patents that the Company owns.

In addition to the Company’s patents, the Company has a vast number of unpatented proprietary products and know-how. The measures employed by the Company to protect this technology, such as maintaining the confidentiality of proprietary information and relying on trade secret laws, may be inadequate.

The Company may incur significant expense in any legal proceedings to protect its proprietary rights.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to financial market risks, including changes in foreign currency rates, interest rates and marketable equity securities, as well as debt and interest expense.

Foreign Currency Exchange Revenues generated from international operations are generally denominated in foreign currencies. The Company enters into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At March 31, 2004, the Company had forward exchange contracts to sell foreign currencies totaling $19.4 million dollars, including approximately $8.1 million in Euros, $10.3 million in Japanese yen and $1.0 million in Canadian dollars. The foreign exchange contracts at the end of each fiscal quarter mature within the following quarter. Additionally, contract values and fair market values are the same. A sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to hedging contracts and underlying balances being hedged at March 31, 2004 indicated that these market movements would not have a material effect on the Company’s business, operating results or financial condition.

Foreign currency rate fluctuations can impact the U.S. dollar translation of the Company’s foreign operations in our consolidated financial statements. Currency fluctuations increased reported sales by 11% for the quarter and 8% for the nine months ended March 31, 2004 compared to 10% for the quarter and 6% for the nine months ended March 31, 2003.

Interest and Investment Income The Company’s interest and investment income is subject to changes in the general level of interest rates. Changes in interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the Company’s investment balances at March 31, 2004 indicated that such market movement would not have a material effect on the business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending upon actual balances and changes in the timing and amount of interest rate movements.

Marketable Equity Securities The Company is exposed to market price risks on its marketable equity securities. These investments are in publicly traded companies in the laboratory analytical instruments sector. The Company does not attempt to reduce or eliminate its market exposure on these securities. A 50% adverse change in the equity price would result in an approximate $830,000 decrease in the fair value of its marketable equity securities as of March 31, 2004.

Debt and Interest Expense A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the Company’s outstanding debt balance at March 31, 2004, indicated that such market movement would not have a material effect on its business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on the level of the Company’s outstanding debt and changes in the timing and amount of interest rate movements.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended), the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal controls. There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Limitation on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the chief executive officer and the chief financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

PART II. OTHER INFORMATION

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

     Dionex repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. Dionex started a series of repurchase programs in 1989, with the Board of Directors most recently authorizing in April 2002 future repurchases of an aggregate 1.5 million shares of common stock as well as authorizing the repurchase of additional shares of common stock equal to the number of common shares issued pursuant to the Company’s employee stock plans.

     The following table indicates common shares repurchased and additional shares added to the program during the three months ended March 31, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total		Maximum
			Shares		Number of
			Purchased	Additional	Shares that
	Total		as Part of	Shares	May Yet Be
	Number	Avg.	Publicly	Authorized	Purchased
	of Shares	Price Paid	Announced	for	Under the
Period	Purchased	per Share	Program(1)	Purchase (1)	Program (1)
at Dec. 31, 2003			1,363,500	1,178,552	2,048,692
Jan. 1 - 31, 2004	33,400	$52.80	1,396,900	100,126	2,115,418
Feb. 1 - 29, 2004	191,000	$53.86	1,587,900	138,057	2,062,475
Mar. 1 - 31, 2004	92,300	$52.37	1,680,200	23,646	1,993,821

(1)	The current stock repurchase program was initiated in April 2002 with authorization to purchase 1.5 million shares plus that number of common shares equal to the number issued pursuant to employee stock plans subsequent to that date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

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

On April 20, 2004, the Company filed a current Report on Form 8-K to furnish a press release announcing the financial results for the quarter ended March 31, 2004.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION
(Registrant)

Date: May 10, 2004	By:	/s/ Lukas Braunschweiler

Lukas Braunschweiler
President, Chief Executive Officer
And Director

	By:	/s/ Craig A. McCollam

Craig A. McCollam
Vice President, Finance and
Administration

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer, Lukas Braunschweiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Craig A. McCollam, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Lukas Braunschweiler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer, Craig A. McCollam, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.