Form 10-K
period 2004-06-30
DIONEX CORP /DE
filed 2004-09-10
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

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

Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X]  NO [  ]

The aggregate market value of the Registrant’s Common Stock held by nonaffiliates on September 8, 2004 (based upon the closing price of such stock as of such date) was $955,789,567.

As of September 8, 2004, 20,654,536 shares of the Registrant’s Common Stock were outstanding.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 22, 2004 are incorporated by reference in Part III of this Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth or incorporated by reference in this Form 10-K, as well as in the Dionex Annual Report to Stockholders for the year ended June 30, 2004, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended (Exchange Act), and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such risks and uncertainties include: general economic conditions, foreign currency fluctuations, fluctuation in worldwide demand for analytical instrumentation, fluctuations in quarterly operating results, competition from other products, existing product obsolescence, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as set forth under “Risks and Uncertainties” and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. Dionex undertakes no obligation to update these forward-looking statements.

PART I

Item 1. BUSINESS

OVERVIEW

Dionex designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. The Company’s products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications. Since July 1, 2002, there have been no material changes in the mode of conducting the business of the Company.

The Company operates in a single industry segment consisting of analytical instruments and related services.

PRODUCTS AND SERVICES

Dionex designs, manufactures, markets and services a range of liquid chromatography systems, sample preparation devices and related products that are used by chemists to separate and quantify the individual components of complex chemical mixtures in many major industrial, research and laboratory markets.

The Company’s chromatography systems are currently focused in several product areas: ion chromatography (IC), high performance liquid chromatography (HPLC) and capillary-/nano-liquid chromatography (capillary-/nano-LC). The Company also offers a mass spectrometer coupled with either an IC or HPLC system. For sample preparation, the Company provides automated solvent extraction systems. In addition, the Company develops and manufactures columns, detectors, data collection and analysis systems for use in or with liquid chromatographs. Each of these product areas is described below.

Unless the context otherwise requires, the terms “Dionex” and “the Company” as used herein include Dionex Corporation, a Delaware corporation, and its subsidiaries. Dionex was initially incorporated in California in 1980. In 1986, the Company reincorporated in Delaware.

Ion Chromatography – Ion Chromatography is a form of chromatography that separates ionic (charged) molecules, usually found in water-based solutions, and typically separates and detects them based on their electrical conductivity. The sale of Dionex IC systems and related columns, suppressors, detectors, automation and other products accounted for over 60% of the Company’s net sales in fiscal 2004, 2003 and 2002, respectively.

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

In fiscal 2003, the Company introduced the industry’s first Reagent-Free IC (RFIC) systems by combining eluent generation and advanced eluent suppression technologies, eliminating the need for manual preparation of eluents and reagents. Dionex believes RFIC simplifies ion chromatography while increasing its sensitivity and reproducibility. RFIC also eliminates the errors associated with manual reagent preparation.

The Company offers a complete range of systems for IC:

ICS-90 System – In fiscal 2002, the Company introduced the ICS-90 integrated IC system. The ICS-90 is designed for routine ion analysis and provides rapid start up times, easy operation and stable performance.

ICS-1000 System – The ICS-1000, introduced in fiscal 2003, is an integrated and preconfigured system that performs IC separations using conductivity detection. The system features a dual-piston pump, LED status front panel and is controlled by the Company’s Chromeleon software (see “Automation Products – Chromeleon Software” for a description of this software’s capabilities). Options include column heating and in-line vacuum degassing. The ICS-1000 provides built-in control for electrolytic suppression technology to provide high performance and ease of use.

ICS-1500 System – In fiscal 2003, the Company introduced the ICS-1500, a fully integrated and preconfigured system designed to perform IC separations using conductivity detection. The system is available with a dual-piston pump, thermally controlled conductivity cell, column heater, and optional in-line vacuum degassing. The system is controlled from an LCD touch pad front panel or using Chromeleon software. Using AutoSuppression, the ICS-1500 combines exceptional signal to noise ratios with ease of use.

ICS-2000 RFIC System – The ICS-2000, introduced in fiscal 2003, is the industry’s first totally integrated and preconfigured RFIC system designed to perform with all types of electrolytically generated eluents for isocratic and gradient IC separations using suppressed conductivity detection. The system is controlled from an LCD touch pad front panel or using Chromeleon software. RFIC technology uses advanced eluent generation, continuously regenerated trap columns and post-column eluent suppression technology, and eliminates manual preparation of eluents and regenerants.

ICS-2500 RFIC System – The premier product in the Dionex IC family, the modular ICS-2500 RFIC system features the EG50 eluent generator with continuously regenerated trap column capabilities, introduced in fiscal 2003, and the SRS Self-Regenerating Suppressor. The ICS-2500 also includes a dual-piston pump with microbore to semiprep flow control. Detectors available for the system include conductivity, electrochemical, UV-Vis and photodiode array, and mass spectrometer detectors providing flexible analytical capability. For sample introduction, the system is available with either the AS40 or full-featured AS50 autosampler. Chromeleon chromatography data management software, bundled with the ICS-2500, provides powerful data processing, control features, audit trail, intuitive database management, and full client-server capabilities. Together, the hardware and software offer “system wellness”, a feature that automatically schedules calibration, validation, and routine maintenance on each module. Built-in diagnostics can be prompted from the software to help troubleshoot and track useful parameters such as absorbance detector lamp life and column usage.

Process Instrumentation – The Company offers the DX-800 Process Analyzer for continuous on-line monitoring necessary in a variety of industrial applications. The DX-800 uses Chromeleon software for automation, data acquisition, reporting and security features. The software allows the user to view analyzer status, handle alarms, and interface with the computing and control systems in place at the enterprise where the DX-800 is installed. Major applications for the DX-800 are in the power generation industry for the continuous monitoring of corrosive contaminants in boiler water, the semiconductor industry for continuous monitoring of contaminants in high purity water, and the pharmaceutical and chemical industries for continuous monitoring of biological and chemical synthesis processes.

The Company’s IC systems and related accessories and software are marketed and sold worldwide.

High Performance Liquid Chromatography – HPLC is a form of chromatography that separates a wide range of molecules, such as proteins, carbohydrates, amino acids, and pharmaceuticals, and quantifies the components by measuring the amount of light that the molecules absorb or emit when exposed to a light source. The Company’s HPLC customers include life science companies active in biological research, biotechnology, pharmaceutical drug discovery and development, and other industrial companies. The sales of Dionex HPLC products accounted for approximately 25% of the Company’s net sales in fiscal 2004, 2003 and 2002.

The Company offers the following products for HPLC:

Summit HPLC System– The Summit HPLC System includes an isocratic or gradient pump, a photodiode array or absorbance detector and an autosampler with optional thermal cooling. In fiscal 2003, Dionex added a new thermostated column compartment, the TCC-100 to the Summit product line. The TCC-100 maintains stable column temperatures, improving reproducibility of peak retention times. The Summit HPLC System uses Chromeleon software to offer full system control, multi-instrument control (including control of other companies’ equipment), validation provisions as required by 21 CFR Part 11 and many other powerful features. In fiscal 2004, Dionex introduced the Dual Gradient Summit allowing faster analysis times resulting in higher throughput. The Summit HPLC System and Chromeleon are marketed and sold worldwide.

Auto-Purification Systems (APS) – The Company introduced in fiscal 2004 the APS-2000 System Series for the purification of synthesized biological and natural compounds. The APS-2000 brings the power of Summit HPLC system and Chromeleon software to purification. The APS-2000 is designed to increase throughput in the purification of compounds. The APS-2000 is marketed and sold worldwide.

BioLC System – The BioLC features an inert, metal-free, polyetheretherketone (PEEK) flow path to preserve chemically unstable biomolecules. The BioLC provides high performance dual piston pumps and detectors, including a choice of electrochemical, absorbance and photodiode array detectors. These options allow for a wide range of applications including quantification of carbohydrates, amino acids, proteins and peptides, nucleic acids and small biomolecules. The BioLC system is controlled by Chromeleon software and is marketed and sold worldwide.

Capillary-/nano-LC – Capillary-/nano-LC is a form of HPLC that uses low flow rates for analyzing sample volumes much smaller than those analyzed using traditional analytical HPLC.

The Company offers the following products for capillary-/nano-HPLC:

UltiMate Capillary-/Nano-LC System – The UltiMate system, a dedicated microseparation system, consists of a high-precision pump that is coupled with a proprietary method of flow splitting to provide accurate, reproducible isocratic and gradient separations from 40 µl/min to 100 nL/min. The UltiMate also has a specially developed UV detector. This detector coupled with the Company’s proprietary capillary flow cells allows the most sensitive UV detection in microcolumn separations. Accessories for the UltiMate system include the FAMOS autosampler and the Switchos module for use with large volume samples.

UltiMate Plus Dual Gradient System — Introduced in fiscal 2004, the “dual gradient” UltiMate Plus is offered for parallel Capillary/Nano LC separations. The dual gradient system provides significantly increased throughput and resolution, translating into powerful identification of peptides and proteins for pharmaceutical, research and other applications. The system offers flow-sensor capabilities and to monitor flow rates to ensure reproducibility of analytical results.

The Company offers the Probot microfraction collector for the micro-analysis market. The Probot allows collection or dispensation of micro-fractions and is also used for precision spotting of MALDI-TOF mass spectrometer target plates.

Sample Preparation – The Company offers a number of solutions for sample preparation:

Accelerated Solvent Extraction (ASE) Instruments — The ASE 300 and ASE 100 are automated sample extraction instruments for large samples up to 100 mL and the ASE 200 is for samples less than 34 mL. The ASE 200 and ASE 300 can automatically extract 24 samples and 12 samples, respectively, while the ASE 100 is a single-sample automated extractor. Each ASE system extracts components of interest from solid samples using common solvents (the same used in traditional soxhlet techniques) at elevated temperatures and pressures. Competitive techniques include soxhlet, sonication, microwave extraction and supercritical fluid extraction. The ASE 200 and 300 systems offer several advantages over other solvent based extraction techniques including lower solvent consumption, reduced extraction time, higher throughput automation and ease of use. ASE systems are marketed and sold worldwide for a number of environmental, pharmaceutical, industrial and food and beverage applications. The Company offers the Solvent Controller Module, which automates the delivery of multiple solvents to the ASE systems, and AutoASE, an add-on software feature which allows control of up to eight ASE systems from one location, as well as provides methods of data storage and documentation.

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

Mass Spectrometry – Mass spectrometry (MS) is used to identify the molecular weight of compounds within a sample substance and renders structural molecular information. The Company, through an agreement with Thermo Electron Corporation, offers the MSQ mass spectrometer (MSQ) together with Dionex Summit HPLC, BioLC and IC-2500 systems. Dionex sells LC/MS and IC/MS systems using the MSQ to existing and new customers worldwide, particularly in the pharmaceutical market, but also for environmental testing, drug, beverage and food quality control and many other applications. The MSQ mass spectrometer is a compact, benchtop, single quadrupole mass detector. The standard system is supplied with both Electrospray (ESI) and Atmospheric Pressure Chemical Ionization (APCI) for maximum analytical flexibility. The agreement with Thermo Electron enables Dionex to reach chemists desiring MS capabilities who previously were not among the Company’s potential customers.

Automation Products – As part of its efforts to make chemical analyses simpler, faster and more reliable, Dionex offers a family of products that automate sample handling, system operation and data analysis for chromatography systems. These products include Chromeleon software and several automated sample injection modules available for IC and HPLC applications.

Chromeleon Software – In fiscal 2004, the Company introduced Chromeleon 6.6, the latest version of its chromatography data management system. From a single user interface, Chromeleon provides full control of over 200 LC and GC instruments from more than 25 vendors of liquid and gas chromatography systems. It is an easy-to-use, adaptable data management system with scalable client/server architecture for customers requiring a single workstation to lab- or campus-wide deployment. Data is organized by instrument, user, project or product. All data is stored locally on a personal computer, centrally on a network server, or both. Chromeleon features a flexible graphical user interface and report generator which can be adapted to dedicated applications. Chromeleon also offers a complete suite of features for regulatory compliance: security, validation, audit trails and electronic signatures. Chromeleon provides all the features that laboratories need to comply with GLP, GMP and 21 CFR Part 11 without losing productivity.

Autosamplers – The Company offers a number of autosamplers that address a variety of customer needs.

The AS40 Automated Sample Injection module (AS40) is a low-cost, metal-free, rugged automated sample loading device designed especially for ion chromatography applications. The AS40 can be used with the Company’s IC systems.

For more complex needs, the Company offers the AS50 Auto-Select Autosampler (AS50). The AS50 is a high-performance, random vial access autosampler with automated sample injection which is used primarily with the BioLC and high-end RFIC systems.

For HPLC applications, the Company offers the ASI-100 Autosampler (ASI-100) with optional thermal control for temperature-sensitive samples. The ASI-100 provides speed, simplicity, reliability and precision with an innovative in-line split-loop injection technology. The removable carousels and programmable needle depth allows the ASI-100 to accommodate a variety of sample vials and sizes. The ASI-100 is marketed mainly with our Summit product line.

For capillary-/nano-LC, the Company offers the FAMOS Micro Autosampler. The FAMOS is a fully automated micro autosampler for sample injections from 96 or 386 well plates, PCR tubes or conventional 1.5 milliliter vials. The unique design allows for automated injection of volumes ranging from 50 nanoliters to up to 5 microliters. FAMOS has a proprietary injection technique that guarantees high performance and virtually no sample dispersion. The FAMOS is marketed mainly with the UltiMate Systems.

Columns – The Company offers a wide variety of separation columns for use in IC, HPLC and capillary-/nano-HPLC separation applications. A chromatography column consists of a hollow cylinder packed with a unique separation material. The column’s function is to separate various chemical components in a sample. The Company develops and manufactures separation materials such as ion-exchange resins, silica-based bonded phases and monolithic phases using proprietary processes. Dionex currently manufactures and markets a broad range of column types designed and tested for specific applications in the liquid and ion chromatography market. Dionex offers a wide range of polymer-based ion-exchange and reversed-phase columns supporting capillary, analytical and semipreparative scale applications.

Recent column introductions augment a continuing program of product launches geared to address market requirements. For ion chromatography, the Company introduced the IonPac AS19 anion-exchange and the IonPac CS18 cation-exchange columns. The IonPac AS19 allows users to apply the Company’s reagent free (RFIC) technology for virtually all anion-exchange applications, including EPA method 300.1 and is a companion column to the AS18 introduced in fiscal 2003; both columns target markets that analyze drinking water and related ionic analysis application, even at trace level. The IonPac CS18 is ideally used with RFIC technology and meets the separation requirements for small amines, including alkanolamines and alkylamines in the chemical, petrochemical, personal care products and the power generation industries.

The introduction in fiscal 2003 of the Continuously Regenerated Trap Columns(CR-TC), which are electrolytically regenerated for use with the Eluent Generator systems, was an important advance in ease of use of RFIC systems for samples requiring inert flow paths. Also introduced in fiscal 2003 were two important advances in carbohydrate analysis, the CarboPac PA20 column for monosaccaride determinations and Disposable Gold Electrodes for amperometric detection. In fiscal 2002, the Company introduced a number of consumable products.

For the HPLC market, the Company expanded the silica-based Acclaim family of products in fiscal 2004 by introducing the Acclaim OA column for organic acids and Acclaim PA for applications in the environmental and pharmaceutical martketplace. These columns further expand the Acclaim family of HPLC columns that were introduced in fiscal 2002.

In fiscal 2004 the Company expanded its polymeric Monolithic Capillary column offerings for ultra-fast separation of proteins and peptides. In addition, to the Monolithic Capillary Columns, the Company offers a wide variety of micro, capillary and nano-LC columns. The columns range in size from 75 microns to 1 millimeter internal diameter and are packed with a variety of “stationary phase” materials.

Eluent Suppressors — Dionex manufactures eluent suppressors that are used to enhance detection and sensitivity in ion chromatography. The Company’s suppressors lower background conductivity and support a wide range of ion exchange columns separations including separations using high capacity columns and more concentrated eluents (liquids used to carry a sample through a liquid chromatography system). Dionex offers an array of suppressors that include the Self Regenerating Suppressor (SRS Ultra II), the Atlas Suppressor and the MicroMembrane Suppressor (MMS III).

The Self Regenerating Suppressor enhances IC performance during long-term operation, without user intervention. The SRS ULTRA II provides superior performance for all IC applications, particularly trace level ion chromatography using hydroxide eluents and is a key component of the ICS-2500 Reagent Free IC (RFIC) systems.

The Atlas Suppressor (AES) provides improved sensitivity, lower noise and faster start-up over our previous, industry leading AutoSuppression technology, raising the performance goals even higher for IC electrolytic suppression. The Atlas suppressor offers optimal performance for most anion applications using carbonate eluents and cation applications using methanesulfonic acid eluents.

The MMS III MicroMembrane Suppressor, with an innovative displacement chemical regeneration mode of operation, can be used with all Dionex ion-exchange columns,

providing ultra-low noise operation, and is recommended for anion and cation separations when using eluents containing organic solvents.

Service and Other – The Company also generates sales from its Customer Service organization through maintenance contracts, spare part sales, customer training and sales of other products and valued-added services. (See “Technical Support, Installation and Service” below.)

MARKETING, CUSTOMERS AND SALES

The Company’s marketing strategy is twofold. First, in those applications where Dionex technology is well established, the Company works to increase demand for its chromatography systems through direct mailings, advertising in trade publications, seminars and workshops, conferences and exhibitions, and direct sales calls. Growth in these markets results from identifying new customers in existing sales regions, extending geographic penetration and increasing demand for the Company’s products and technical support capabilities among existing customers.

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

The Company currently markets and distributes its products and services through its own sales force in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Austria, Denmark, Japan, China, Korea, Australia, Canada and the United States. In each of these countries, the Company maintains one or more local sales offices in order to support and service customers in regional markets. In other international locations where it does not have a direct sales force, the Company has developed a network of distributors and sales agents.

The Company’s products are used extensively in environmental analysis and by the pharmaceutical, life science, biotechnology, chemical, petrochemical, power generation, food and beverage and electronics industries. Its customers include a number of the largest industrial companies worldwide, as well as government agencies, research institutions and universities. Geographically, sales to customers outside the United States accounted for 71% of net sales in fiscal 2004, 67% of net sales in fiscal 2003 and 64% of net sales in fiscal 2002. Sales in Japan accounted for 16% of net sales in fiscal 2004 and 13% of net sales in both fiscal 2003 and fiscal 2002. The Company attributes net sales to a particular country based on the location of its customers. No single customer accounted for 10% or more of the Company’s net sales in fiscal 2004, 2003 or 2002.

Dionex manufactures its products based upon its forecast of customer demand and maintains adequate inventories of completed modules in advance of receipt of firm orders from its customers. Orders are generally placed by the customer on an as-needed basis, and products are usually shipped within four to six weeks after receipt of an order. Dionex does not maintain a substantial backlog, and backlog as of any particular date may not be indicative of the Company’s actual sales in any succeeding period. The level of backlog at June 30, 2004 was $39.4 million and at June 30, 2003 was $33.0 million.

COMPETITION

Competition in the Company’s business segment is based upon the performance capabilities of the analytical instrument, technical support and after-market service, the manufacturer’s reputation as a technological leader and the selling price. Management believes that performance capabilities are the most important of these criteria. Customers measure system performance in terms of sensitivity (the ability to discern minute quantities of a particular sample component), selectivity (the ability to distinguish between similar components), speed and throughput of analysis and the breadth of chemical and biological samples that the system can effectively analyze. Management believes that Dionex enjoys a favorable reputation in terms of performance capabilities, technical support and service.

Companies competing with Dionex in the analytical instruments market include Agilent Technologies, Inc., Metrohm Ltd., Perkin-Elmer, Inc., Shimadzu Corporation, Thermo Electron Corporation, Varian, Inc. and Waters Corporation. The Company believes no single competitor has a dominant position in the analytical instruments market.

The Company believes it has a substantial market share in the IC market. Dionex IC systems generally compete with a number of analytical techniques used in identifying and quantifying ionic and polar compounds. The primary sources of competition for IC are conventional manual and automated wet chemistry procedures and certain modified liquid chromatography systems and liquid chromatography systems using a single column ion chromatography method that does not use a suppressor device. The Company’s competitors also offer products to compete in ion analysis and chromatography using suppression technology similar to that offered by the Company in earlier generation modules during the 1980’s. Companies competing with Dionex in IC include such vendors as Alltech Associates, Metrohm Ltd., Shimadzu Corporation, Waters Corporation and other smaller companies.

The Company believes it has a smaller but growing market share in the HPLC and capillary-/nano-LC markets. The Company’s Summit HPLC and UltiMate Plus systems compete directly with other manufacturers’ HPLC systems in traditional and capillary-/nano- HPLC applications. Dionex believes that the Summit HPLC system has certain benefits over competing systems, including advanced pump technology, thermostated temperature control, a high performance autosampler and higher throughput. The Company believes that its UltiMate Plus systems offer certain benefits over competing systems including the ability to analyze minute contents of sample at very low flow rates. The Company also believes that its CHROMELEON software package provides competitive advantages over its competitors’ software offerings.

The Company’s APS-2000 Auto Purification Systems compete with other purification systems offered by other HPLC vendors. Management believes that its APS systems have certain benefits over competing systems including higher throughput and advanced software functionality.

The Company’s BioLC system also competes directly with other manufacturers’ HPLC systems in certain traditional HPLC applications. Management believes that its BioLC system has certain benefits over competing systems, including a non-metallic flow path and the capability of performing gradient ion chromatography and HPLC, on a single analytical system.

Competitors of the Company in the HPLC market include such vendors as Agilent Technologies, Inc., Shimadzu Corporation, Thermo Electron Corporation, Varian, Inc., Waters Corporation and various smaller companies.

The Company’s ASE 100, 200 and 300 systems compete directly with standard soxhlet, sonication, supercritical fluid extraction and microwave extraction techniques provided by other companies. Management believes that its ASE systems have certain benefits compared to competing techniques, including faster extraction time, reduced solvent usage, built-in automation and ease of use.

PATENTS AND LICENSES

The Company has a patent portfolio covering certain of the Company’s products. The primary benefits of the Company’s patents are presently limited to the United States and a limited number of foreign countries where the Company’s patents have been issued.

As a matter of Company policy, the Company vigorously protects its intellectual property rights and seeks patent coverage on developments that it regards as strategic, material and patentable. The Company’s patents, including those licensed from others, expire on various dates through 2022. The Company believes that, while its patent portfolio has value, no single patent or patent application is in itself essential and that the invalidity or expiration of any single patent would not have a material adverse effect on its business.

The Company regards its PeakNet and CHROMELEON software as proprietary and relies on a combination of copyrights, trademarks, trade secret laws and other proprietary rights, laws, license agreements and other restrictions on disclosure, copying and transferring title to protect its rights to its software products. The Company has no patents covering its software, and existing copyright laws afford only limited protection. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States.

INTERNATIONAL OPERATIONS

Financial information about foreign and domestic operations and export sales is provided in Note 14 of the Notes to Consolidated Financial Statements found elsewhere in this report.

The Company has subsidiaries in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Austria, Denmark, Japan, China, Korea, Australia and Canada. The Company’s foreign sales are affected by fluctuations in currency exchange rates and by regulations adopted by foreign governments. Such fluctuations have materially affected, both positively and negatively, the Company’s results of operation in past periods and will likely materially affect the Company’s results of operations in the future. Export sales are subject to certain controls and restrictions, but the Company has not experienced any material difficulties related to these limitations.

MANUFACTURING AND SUPPLIERS

The Company produces chemicals and resins and assembles IC systems and modules in its California manufacturing facilities. The Company assembles the systems and modules for its Summit HPLC system in its manufacturing facility in Germany. The Company assembles the systems and modules for its UltiMate Plus system in its manufacturing facility in the Netherlands. Dionex has developed proprietary processes for the manufacture of polystyrene-based resins and for packing columns with these resins. The Company believes that its resins, columns and suppressor manufacturing know-how are critical to the performance and reliability of its chromatography systems. The Company requires each employee and consultant to sign a nondisclosure agreement to protect its proprietary processes. However, there can be no assurances that these agreements will provide meaningful protection or adequate remedies for the Company’s proprietary processes in the event of unauthorized use or disclosure.

The Company has emphasized a modular design for the principal subsystems of its pumping and flow systems, sample injection systems, chromatography modules, detectors, and control and data analysis systems. The Company believes that this modular approach has enabled it to meet the wide range of system configurations required by its customers. Manufacturing has transitioned into flow-line production for its major systems while maintaining subassembly cell production for its integrated modules. These practices have enhanced the Company’s ability to effectively manage its inventory levels.

Many subassemblies used in the Company’s products, including proprietary analog and digital circuitry, are manufactured by Dionex. Components, including formed-plastic and sheet-metal packaging materials, machine-metal parts, integrated circuits, microprocessors, microcomputers and certain detector and data analysis modules, are purchased from other manufacturers. Most of the raw materials, components and supplies purchased by the Company are available from a number of different suppliers, although a number of items are purchased from limited or single sources of supply.

TECHNICAL SUPPORT, INSTALLATION AND SERVICE

Users of the Company’s chromatography systems may require technical support before and after a system sale. Services provided before the sale are recorded in operating expenses as incurred. Costs incurred after the sale are accrued for at the time of the system sale. The Company offers training courses and periodically sends its customers information on applications development. Chromatography systems sold by the Company generally include a one-year warranty. Installation and certain basic user training are provided to the customer, with revenues for these services recognized at that time the services are provided. Maintenance contracts may be purchased by customers to cover equipment no longer under warranty. Maintenance work not performed under warranty or maintenance contracts is performed on a time and materials basis. The Company installs and services its products through its own field service organizations in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Austria, Denmark, Japan, China, Korea, Australia, Canada and the United States. Installation and service in other foreign countries are typically provided by the Company’s distributors or agents.

RESEARCH AND PRODUCT DEVELOPMENT

The Company’s research and product development efforts are focused on increasing the performance of its chromatography and other products and expanding the number of chemical and biological compounds that can be analyzed efficiently with its products. Research and product development expenditures were $19.2 million, $16.9 million and $15.1 million in fiscal 2004, 2003 and 2002, respectively. The Company pursues active development programs in the areas of system hardware, applications, computer software, suppressors, resin and column technologies. There can be no assurances that the Company’s product development efforts will be successful or that the products developed will be accepted by the marketplace.

EMPLOYEES

Dionex had 1,008 employees at June 30, 2004, compared with 941 employees at June 30, 2003.

AVAILABLE INFORMATION

The Company maintains a website at www.dionex.com; however, information found on the Company’s website is not incorporated by reference into this report. The Company makes available free of charge on or through its website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (SEC).

RISKS AND UNCERTAINTIES

The continuation or spread of the current economic uncertainty in key markets would likely harm our operating results.

The Company sells products in many geographical regions throughout the world. If economic conditions in any of these regions decline or continue to decline, the demand for our products is likely to be reduced. Despite economic uncertainty in certain European countries, we showed continued growth in the European market; however a continuation of an economic downturn in any of our major markets would likely harm our results of operations.

Foreign currency fluctuations and other risks related to international operations may adversely affect our operating results.

The Company derived approximately 71% of its net sales from outside the United States in fiscal 2004 and expects to continue to derive the majority of net sales from outside the United States for the foreseeable future. Most of the Company’s sales outside the United States are denominated in the local currency of its customers. As a result, the U.S. dollar value of our net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on our results of operations. In recent periods, the Company’s results of operations have benefited from the depreciation of the U.S. dollar against the Euro, the Japanese yen and other foreign currencies; should the U.S. dollar begin appreciating against these currencies, our results of operations could be affected negatively. Tariffs and other trade barriers, difficulties in staffing and managing foreign operations, changes in political environments, interruptions in overseas shipments and changes in tax laws may also impact international sales negatively.

The Company’s results of operations may be adversely affected by its customers’ fluctuating capital expenditure budgets and cycles.

The demand for analytical instrumentation products can fluctuate depending upon capital expenditure cycles. Most companies consider the Company’s instrumentation products capital equipment and some customers may be unable to secure the necessary capital expenditure approvals due to general economic or customer specific conditions. Significant fluctuations in demand could harm our results of operations.

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

The Company’s results of operations and financial condition will suffer if the Company does not introduce new products that are attractive to its customers on a timely basis.

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

The analytical instrument market is highly competitive, and the Company’s inability to compete effectively in this market would adversely affect its results of operations and financial condition.

The analytical instrumentation market is highly competitive and the Company competes with many competitors on a local and international level that are significantly larger than Dionex and have greater resources, including larger sales forces and technical staff. Competitors may introduce more effective and less costly products and, in doing so, may make it difficult to acquire and retain customers. If this occurs, the Company’s market share may decline and operating results could suffer.

The Company may experience difficulties with obtaining components sole- or limited-source suppliers, or manufacturing delays, either of which could adversely affect its results of operations.

Most raw materials, components and supplies purchased by the Company are available from many suppliers. However, certain items are purchased from sole- or limited- source suppliers and a disruption of these sources could adversely affect our ability to ship products as needed. A prolonged inability to obtain certain materials or components would likely reduce product inventory, hinder sales and harm our reputation with customers. Worldwide demand for certain components may cause the cost of such components to rise or limit the availability of these components having an adverse affect on our results of operations.

The Company manufactures products in its facilities in Germany, the Netherlands and the United States. Any prolonged disruption to the operations at these facilities, whether due to labor unrest, supplier issues, damage to the physical plants or equipments or other reasons, could also adversely affect the Company’s results of operations.

The Company’s executive officers and other key employees are critical to our business, they may not remain with us in the future and finding talented replacements would be difficult.

The operations of Dionex require managerial and technical expertise. Each of the executive officers and key employees located in the United States is employed “at will” and may leave the employment of the Company at any time. In addition, the Company operates in a variety of locations around the world where the demand for qualified personnel may be extremely high and is likely to remain so for the foreseeable future. As a result, competition for personnel can be intense and the turnover rate for qualified personnel may be high. The loss of any of our executive officers or key employees could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. An inability to hire, train and retain sufficient numbers of qualified employees would seriously affect our ability to conduct our business.

The success of Dionex’s business is dependent in part on protection of proprietary information and inventions. Obtaining and protecting the Company’s proprietary products, processes and technologies can be difficult and expensive.

Patent and trade secret protection is important to Dionex because developing new technologies and products is time-consuming and expensive. The Company owns many U.S. and foreign patents and intends to apply for additional patents to cover its technology and products. The Company may be unable to obtain issued patents from any pending or future patent applications that it owns. The claims allowed under any issued patents may not be sufficiently broad to protect our technology. Third parties may seek to challenge, circumvent or invalidate issued patents that Dionex owns.

In addition to patents, the Company has unpatented proprietary products and know-how. The measures employed by the Company to protect this technology, such as maintaining the confidentiality of proprietary information and relying on trade secret laws, may be inadequate.

The Company may incur significant expense in any legal proceedings to protect its proprietary rights.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names and positions of all current executive officers of the Company, and their ages as of August 19, 2004. Except as noted below, there are no other family relationships between any director or executive officer and any other director or executive officer of the Registrant. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Positions
Lukas Braunschweiler	48	President and Chief Executive Officer

Bruce Barton	45	Vice President

David Bow	40	Vice President

Kevin Chance	37	Vice President

Peter Jochum	53	Vice President

Craig A. McCollam	44	Vice President and Chief Financial Officer

Christopher Pohl	53	Vice President

Rene Trost	53	Vice President

Dr. Braunschweiler joined the Company as its President and Chief Executive Officer and as a director in August 2002. Prior to that time, Dr. Braunschweiler was employed by Mettler-Toledo, a supplier of precision instruments, where he served most recently as Group Vice-President and Head of the Laboratory and Packaging Division. Prior to that, he served in a variety of management positions at Mettler-Toledo.

Mr. Barton has served as Vice President of Sales and Service Asia/Pacific since October 2003. Previously he held various positions including Head of Distributor Operations as well as Vice President-International Operations. Upon joining the Company in 1987 he served in numerous positions in the Sales, Accounting and Finance departments.

Mr. Bow has served as Vice President of North American Sales, Service and Corporate Marketing since joining the Company in September 2003. Prior to that, he founded and served as President of Genesis Chemicals, Buffers & Biochemicals Corp, GW Incorporated and GenChem GmbH.

Mr. Chance has served as Vice President of the Chemical Analysis Business Unit (CABU) since April 2003. From 2000 to 2003 he served as CEO of Aptus Pharmaceuticals, Inc., a biotech company. From 1989 through 2000 he served as a business unit general manager and in various other positions at Siemens Industrial Automation (Moore Products Company), an automation technology provider.

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

Mr. Pohl has served as Vice President, Research and Development and Chief Science Officer since May 2004. Prior to that, he served as Vice President, Research and Development since rejoining the Company in June 2001. From March 2000 to June 2001, Mr. Pohl served as Vice President, Research and Development of Ciphergen Biosystems, Inc., a provider of enabling tools for proteomics. From 1981 to 2000, he served as Vice President, Consumables and in various other capacities for the Company.

Mr. Trost was promoted as Vice President European Sales and Service in October 2003 after serving as Manager for Dionex’s European operations since 1999. Prior to that, he was the Country Manager for Dionex Switzerland since joining the Company in 1994. Prior to working for the Company, he served with Sarasin Ltd. in Switzerland.

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

The Company leases sales and service offices in: Atlanta, Georgia; Houston, Texas; Westmont, Illinois; Marlton, New Jersey; and in the United Kingdom, France, Italy, the Netherlands, Belgium, Switzerland, Austria, Denmark, Japan, China, Australia, Korea and Canada. In addition, the Company leases marketing and research and product development offices in Salt Lake City, Utah. The Company also leases manufacturing, marketing and research and product development offices in Amsterdam, the Netherlands. The Company’s facilities are well maintained, adequate to conduct the Company’s current business and substantially utilized by the Company.

Item 3. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding that management believes will have a material adverse effect on the Company’s financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2004.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

MARKET PRICE OF COMMON STOCK

The Company’s common stock is traded in the over-the-counter market through the Nasdaq National Market under the symbol DNEX. The following table sets forth, for the periods indicated, the high and low bid prices as reported by the NASDAQ National Market.

	Fiscal 2004		Fiscal 2003
Quarter	High	Low	High	Low
First	$41.85	$37.41	$29.85	$22.04
Second	$48.50	$38.92	$32.09	$25.33
Third	$56.30	$46.07	$34.00	$29.12
Fourth	$56.40	$48.04	$41.18	$31.75

As of August 27, 2004 there were 1,007 holders of record of the Company’s common stock as shown on the records of its transfer agent.

DIVIDENDS

As of September 8, 2004, the Company has paid no cash dividends on its common stock and does not anticipate doing so in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

     Dionex repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. Dionex started a series of repurchase programs in fiscal 1989, with the Board of Directors most recently authorizing in April 2002 future repurchases of an aggregate of 1.5 million shares of common stock as well as authorizing the repurchase of additional shares of common stock equal to the number of common shares issued pursuant to the Company’s employee stock plans.

     The following table indicates common shares repurchased and additional shares added to the program during the three months ended June 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total		Maximum
			Shares	Additional	Number of
			Purchased	Shares	Shares that
	Total	Avg.	as Part of	Authorized	May Yet Be
	Number	Price	Publicly	for	Purchased
	of Shares	Paid per	Announced	Purchase	Under the
Period	Purchased	Share	Program(1)	(1)	Program (1)
Apr. 1 - 30, 2004	22,200	$51.37	1,702,400	16,542	1,988,163
May 1 - 31, 2004	441,400	$50.08	2,143,800	101,636	1,648,399
Jun. 1 - 30, 2004	0	$0	2,143,800	73,850	1,722,249

(1)	The current stock repurchase program was initiated in April 2002 with authorization to purchase 1.5 million shares plus that number of common shares equal to the number issued pursuant to employee stock plans subsequent to that date.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

Operating Information:

Years ended June 30 (In thousands, except per share amounts)	2004	2003	2002	2001	2000
Net sales	$258,834	$214,909	$182,434	$186,757	$179,529
Cost of sales	88,944	73,273	63,740	64,071	56,462
Revaluation of acquired inventory	—	—	—	121	—

Gross profit	169,890	141,636	118,694	122,565	123,067
Operating expenses:
Selling, general and administrative	89,100	76,565	64,607	63,288	58,577
Research and product development	19,155	16,888	15,094	14,742	14,850
Write-off of in-process research and development	—	—	—	865	—

Total operating expenses	108,255	93,453	79,701	78,895	73,427

Operating income	61,635	48,183	38,993	43,670	49,640
Interest income	801	504	528	850	844
Interest expense	(240)	(192)	(203)	(353)	(431)
Other income/(expense)	(340)	133	1,582	2,893	381
Write-off of a non-affiliated investment	—	(2,067)	—	—	—

Income before taxes on income and cumulative effect of change in accounting principle	61,856	46,561	40,900	47,060	50,434
Taxes on income	20,481	15,133	13,292	15,295	16,391

Net income before effect of change in accounting principle	41,375	31,428	27,608	31,765	34,043
Cumulative effect of change in accounting principle, net of tax	—	—	—	359	—

Net income	$41,375	$31,428	$27,608	$31,406	$34,043

Basic earnings per share	$1.96	$1.49	$1.27	$1.42	$1.54
Diluted earnings per share	$1.89	$1.45	$1.24	$1.37	$1.46
Shares used in computing earnings per share amounts:
Basic	21,056	21,057	21,705	22,137	22,174
Diluted	21,943	21,632	22,184	22,895	23,364

The Company has paid no cash dividends.

Balance sheet information:

At June 30 (In thousands)	2004	2003	2002	2001	2000
Working capital	$103,719	$88,014	$62,539	$68,071	$48,390
Total assets	235,465	213,100	180,718	173,682	163,153
Long-term debt	—	500	1,002	966	—
Stockholders’ equity	183,454	159,280	131,707	129,858	118,442

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the Company’s consolidated statement of income items for the last three fiscal years as a percentage of net sales.

Years ended June 30	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	34.4	34.1	34.9

Gross profit	65.6	65.9	65.1
Operating expenses:
Selling, general and administrative	34.4	35.6	35.4
Research and product development	7.4	7.9	8.3

Total operating expenses	41.8	43.5	43.7

Operating income	23.8	22.4	21.4
Interest income, net	0.2	0.1	0.2
Write-off of a non-affiliate investment	—	(1.0)	—
Other income/(expense)	(0.1)	0.1	0.8

Income before taxes	23.9	21.6	22.4
Taxes on income	7.9	7.0	7.3

Net income	16.0%	14.6%	15.1%

Net Sales and Gross Profit In fiscal 2004, Dionex reported sales of $258.8 million, an increase of 20% compared with the $214.9 million reported in fiscal 2003. Sales in fiscal 2002 were $182.4 million. The Company is subject to the effects of foreign currency fluctuations that have an impact on net sales and gross profits. Currency fluctuations increased net sales by 8% in fiscal 2004 and by 7% in fiscal 2003; currency fluctuations decreased net sales by 1% in fiscal 2002.

The increase in net sales from fiscal 2002 to fiscal 2003 and 2004 was the result of increased sales in all of the geographic regions in which the Company does business. Growth rates for the last three fiscal years are indicated in the tables below:

Percentage increase in net sales

	From Fiscal 2003	From Fiscal 2002
	to	to
	Fiscal 2004	Fiscal 2003
Total:	20%	18%
By geographic region:
North America	6%	8%
Europe	19%	24%
Asia/Pacific	48%	27%

Percentage of growth in net sales excluding currency fluctuations

	From Fiscal 2003	From Fiscal 2002
	to	to
	Fiscal 2004	Fiscal 2003
Total:	12%	11%
By geographic region:
North America	4%	8%
Europe	5%	9%
Asia/Pacific	40%	22%

Growth in the Asia/Pacific region in fiscal 2004 reflects the impact of the new Japanese drinking water regulations requiring bromate analysis as well as the expansion of sales in our China operation and the opening of our new subsidiary in Korea.

Sales outside North America accounted for 68% of net sales in fiscal 2004, 64% in fiscal 2003 and 61% in fiscal 2002. The Company sells directly through its sales forces in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Austria, Denmark, Japan, China, Korea, Australia, Canada and the United States. Direct sales accounted for 91% of consolidated net sales in fiscal 2004, compared with 92% in fiscal 2003, and 90% in fiscal 2002. International distributors and representatives in Europe, Asia and other international markets accounted for the balance of the consolidated net sales. There were no significant price changes during the three-year period ended June 30, 2004.

Gross profit in fiscal 2004 was 65.6% compared with 65.9% in fiscal 2003 and 65.1% in fiscal 2002. Gross profit in fiscal 2004 declined slightly due to higher costs for third-party product content in the Japanese products related to the new drinking water regulations partially offset by favorable currency fluctuations. Gross profit in fiscal 2003 was higher than fiscal 2002 due to the effects of favorable currency fluctuations and product mix.

Operating Expenses Selling, general and administrative (“SG&A”) expenses as a percentage of net sales were 34.4% in fiscal 2004 compared with 35.6% in fiscal 2003 and 35.4% in fiscal 2002. SG&A expenses were $89.1 million in fiscal 2004, an increase of 16% from $76.6 million in fiscal 2003. SG&A expenses in fiscal 2003 increased 19% from $64.6 million in fiscal 2002. The absolute dollar increase in SG&A expenses in fiscal 2004 was attributable to currency fluctuations, continued expansion of our operations in China, and incurred costs related to opening a subsidiary in Korea in October 2003 and a second subsidiary in Australia in May 2004. SG&A expenses were higher in fiscal 2003 than those in fiscal 2002 primarily as a result of the introduction and marketing activities of the Company’s RFIC products, continued expansion in China, further development of the Company’s sales and service organizations in Europe and currency fluctuations. The Company anticipates that SG&A expenses will be in the range of 33% to 36% of net sales in the near term.

Research and product development expenses were 7.4% of net sales in fiscal 2004 compared with 7.9% in fiscal 2003 and 8.3% in fiscal 2002. Research and product development expenses in fiscal 2004 of $19.2 million increased by $2.3 million compared with $16.9 million in fiscal 2003. Research and development expenses in fiscal 2003 of $16.9 million increased by $1.8 million compared with $15.1 million in fiscal 2002. Research and product development expenses have increased in absolute dollars due to higher spending to develop the Company’s IC and HPLC product lines and the effects of currency fluctuations. Research and product development spending depends on both the breadth of the Company’s research and product development efforts and the stage of specific product development projects. The Company anticipates that the level of research and product development expenses will remain in the range of 7% to 9% of net sales in the near term.

Interest Income Interest income in fiscal 2004 of $801,000 was higher than the $504,000 reported for fiscal 2003 and the $528,000 reported in fiscal 2002. The increase in both periods was due to higher average cash balances.

Interest Expense Interest expense in fiscal 2004 of $240,000 was higher than the $192,000 reported in fiscal 2003 and the $203,000 reported in fiscal 2002. The increase in both periods was due to longer sustained periods of average borrowing.

Other Income/(Expense) Other expense in fiscal 2004 was $340,000 which was attributable primarily to settlement of certain foreign currency contracts. The Company had other income in fiscal 2003 and 2002 of $133,000 and $1.6 million, respectively. The income in fiscal year 2003 and 2002 primarily consisted of the gain on sale of marketable equity securities.

Write-off of a Non-Affiliate Investment During fiscal 2003, the Company wrote off an investment in an unaffiliated entity, PharmaSeq, Inc., in the amount of $2.1 million. Management determined that the decline in value of the investment, accounted for under the cost method, was other than temporary.

Taxes on Income The Company’s effective tax rate was 33.1% for fiscal 2004 and 32.5% for fiscal 2003 and 2002. The Company’s effective tax rate is affected by the mix of taxable income among the various tax jurisdictions in which the Company does business. The effective tax rate for fiscal 2004 reflects a larger portion of our income being generated in higher tax jurisdictions than in previous years; increased sales in Japan contributed significantly to this increase. The Company anticipates that its effective tax rate will be in the range of 32% to 35% in the near term.

Earnings per Share Diluted earnings per share were $1.89 for fiscal 2004 compared with $1.45 for fiscal 2003 and $1.24 for fiscal 2002. The number of shares used in computing diluted and basic earnings per share is affected by the Company’s stock repurchase program.

Liquidity and Capital Resources At June 30, 2004, the Company had cash and cash equivalents of $57.2 million. The Company’s working capital was $103.7 million at June 30, 2004, compared with $88.0 million at June 30, 2003. Working capital increased in fiscal 2004 primarily due to increased cash, cash equivalents and accounts receivable partially offset by a decrease in income taxes payable.

Cash generated by operating activities was $52.9 million in fiscal 2004, compared with $43.4 million in fiscal 2003 and $41.8 million in fiscal 2002. The increase in operating cash flows in fiscal 2004 was primarily due to improvements in net income and tax benefits derived from stock option exercises partially offset by increases in accounts receivable and a decrease in income taxes payable. The increase in operating cash flows for fiscal 2003 was primarily due to improvements in net income and tax benefits related to stock option plans.

Cash used for investing activities was $12.3 million in fiscal 2004, compared with $6.3 million in fiscal 2003, and $5.4 million in fiscal 2002. The increase in cash used for investing activities in fiscal 2004 was primarily attributable to the acquisition of marketable debt securities, the acquisition of intangibles related to acquiring our Korean and Australian subsidiaries and an increase in capital expenditures. Higher capital expenditures was primarily due to building improvements incurred at our corporate site and computer hardware and software spending in connection with the Company’s e-commerce initiative.

Cash used for financing activities was $31.7 million in fiscal 2004, compared with $15.6 million in fiscal 2003 and $31.3 million in fiscal 2002. Financing activities for all three years consisted primarily of common stock repurchases, partially offset by issuances of shares pursuant to option exercises. The Company repurchased 1,116,300 shares of its common stock for $53.7 million in fiscal 2004 under its stock repurchase program. The Company repurchased 722,700 shares for $22.5 million in fiscal 2003 and 1,333,870 shares for $34.5 million in fiscal 2002.

At June 30, 2004, the Company had outstanding borrowings of $917,000 from bank lines of credit and $551,000 from a foreign currency-denominated mortgage note payable. At June 30, 2004, available bank lines of credit totaled $31.7 million. The Company believes its cash flow from operations, its existing cash and cash equivalents and its bank lines of credit will be adequate to meet its cash requirements for the next 12 months. The impact of inflation on the Company’s financial position and results of operations was not significant during any of the periods presented.

The following summarizes our contractual obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Lines of Credit	$917	$917	$—	$—	$—
Mortgage Note Payable	551	551	—	—	—
Operating Lease Obligations	15,307	3,752	4,655	2,251	4,379
Other Obligations	3,500	3,500	—	—	—

Total Contractual Commitments	$20,275	$8,720	$4,655	$2,251	$4,379

At June 30, 2004 and 2003, the Company had recorded $3.5 million and $6.5 million, respectively, of Other Obligations in its consolidated financial statements. Other Obligations relate to the earn-out from the acquisition of LC Packings. The final payment of $3.5 million is payable on January 30, 2005.

EFFECT OF NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 to date did not have any impact on the Company’s consolidated financial statements.

In December 2003, the SEC issued SAB No. 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 primarily rescinds the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of Emerging Issue Task Force (“EITF”) EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material impact on the Company’s consolidated results of operations or financial position.

In May 2003, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that certain financial instruments be presented as liabilities, and for which the financial instruments were previously properly presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150,” which defers the effective date for various provisions of SFAS No. 150. The Company believes that it has properly classified and measured in its balance sheets and disclosed in its consolidated financial statements certain financial instruments with characteristics of both liabilities and equity.

In November 2003, the Emerging Issues Task Force (“EITF”) reached an interim consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue and provided additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary in reporting periods after June 15, 2004. The adoption of this Issue did not have a material impact on the Company’s consolidated results of operations or financial position.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Summary The preparation of consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The Company evaluates its estimates on an on-going basis, including those related to product returns and allowances, bad debts, inventory valuation, goodwill and other intangible assets, income taxes, warranty and installation provisions, and contingencies.

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

Revenue Recognition Policy The Company derives revenues from the sale of products and from services rendered to its customers, including installation, training and maintenance. Generally, the Company’s products contain embedded software that is essential to their functionality.

The Company recognizes revenues in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” and Statement of Position 97-2, “Software Revenue Recognition,” (SOP 97-2), when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, collection is probable and vendor specific objective evidence exists to allocate revenue to the various elements of the arrangement. Vendor specific objective evidence is based on the price charged when an element is sold separately or, if not yet sold separately, when the price is established by authorized management. Delivery is generally considered to have occurred when shipped.

The Company sells its equipment through our direct sales force and through distributors and resellers. Sales through distributors and resellers are recognized as revenue upon sale to the distributor or reseller as these sales are considered to be final and no right of return or price protection exists. Customer acceptance is generally limited to performance under our published product specifications. When additional customer acceptance conditions apply, all revenue related to the sale is deferred until acceptance is obtained. Our equipment typically includes a one-year warranty. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

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

Long-Lived Assets, Intangible Assets with Finite Lives and Goodwill We assess the impairment of long-lived assets, intangible assets with finite lives and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we assess goodwill for impairment at least annually. Factors we consider important which could trigger an impairment review include but are not limited to the following:

–	significant underperformance relative to historical or projected future operating results;

–	significant negative industry or economic trends; and

–	significant changes or developments in strategic technology.

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

We are exposed to financial market risks from fluctuations in foreign currency exchange rates, interest rates and stock prices of marketable securities. With the exception of the stock price volatility of our marketable equity securities, we manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of nonperformance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices could cause significant changes in the costs to manufacture and deliver our products and in our customers’ buying practices. We have not substantially changed our risk management practices during fiscal 2004 and do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our risk management practices.

Foreign Currency Exchange Revenues generated from international operations are generally denominated in foreign currencies. We enter into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At June 30, 2004, the Company had forward exchange contracts to sell foreign currencies totaling $15.3 million dollars, including approximately $5.9 million in Euros, $8.6 million in Japanese yen and $800,000 in Canadian dollars. At June 30, 2003, the Company had forward exchange contracts to sell foreign currencies totaling $19.1 million dollars, including approximately $10.6 million in Euros, $7.6 million in Japanese yen, and $900,000 in Canadian dollars. The foreign exchange contracts at the end of each fiscal year mature within the first quarter of the following fiscal year. Additionally, contract values and fair market values are the same. A sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to our hedging contracts and underlying balances being hedged at June 30, 2004 and 2003, indicated that these market movements would not have a material effect on our business, operating results or financial condition.

Foreign currency rate fluctuations can impact the U.S. dollar translation of our foreign operations in our consolidated financial statements. Currency fluctuations increased reported sales by 8% in fiscal 2004 and by 7% in fiscal 2003 and decreased reported sales by 1% in fiscal 2002.

Interest and Investment Income Our interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at June 30, 2004 and 2003 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on our actual balances and changes in the timing and amount of interest rate movements.

Marketable Equity Securities We are exposed to market price risks on our marketable equity securities. These investments are in publicly traded companies in the laboratory analytical instruments sector. We do not attempt to reduce or eliminate our market exposure on these securities. A 50% adverse change in the equity price would result in an approximate $802,000 and $701,000 decrease in the fair value of our marketable equity securities as of June 30, 2004 and 2003, respectively.

Debt and Interest Expense A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding debt balance at June 30, 2004 and 2003, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Dionex Corporation:

We have audited the accompanying consolidated balance sheets of Dionex Corporation and its subsidiaries (the “Company”) as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dionex Corporation and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Jose, California
August 27, 2004

CONSOLIDATED BALANCE SHEETS

At June 30 (In thousands, except per share amounts)	2004	2003
ASSETS
Current assets:
Cash and equivalents	$57,182	$46,831
Marketable securities	1,604	1,402
Accounts receivable (net of allowance for doubtful accounts of $760 in 2004 and $1,275 in 2003)	53,128	46,613
Inventories	24,838	25,462
Deferred taxes	10,293	9,612
Prepaid expenses and other	3,875	3,293

Total current assets	150,920	133,213
Property, plant and equipment, net	46,656	45,436
Goodwill	24,675	24,261
Intangible assets, net	4,357	4,595
Other assets	8,857	5,595

	$235,465	$213,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$1,468	$1,334
Accounts payable	8,113	5,443
Accrued liabilities	31,822	29,045
Income taxes payable	2,214	6,189
Accrued product warranty	3,584	3,188

Total current liabilities	47,201	45,199
Deferred taxes	3,557	4,107
Long-term debt	—	500
Other long-term liabilities	1,253	4,014
Commitments and other contingencies (Note 13)
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; shares outstanding: 20,840,881 in 2004 and 20,933,913 in 2003)	103,943	77,395
Retained earnings	71,217	78,774
Accumulated other comprehensive income	8,294	3,111

Total stockholders’ equity	183,454	159,280

	$235,465	$213,100

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years ended June 30 (In thousands, except per share amounts)	2004	2003	2002
Net sales	$258,834	$214,909	$182,434
Cost of sales	88,944	73,273	63,740

Gross profit	169,890	141,636	118,694
Operating expenses:
Selling, general and administrative	89,100	76,565	64,607
Research and product development	19,155	16,888	15,094

Total operating expenses	108,255	93,453	79,701

Operating income	61,635	48,183	38,993
Interest income	801	504	528
Interest expense	(240)	(192)	(203)
Other income/(expense)	(340)	133	1,582
Write-off of a non-affiliate investment	—	(2,067)	—

Income before taxes on income	61,856	46,561	40,900
Taxes on income	20,481	15,133	13,292

Net income	$41,375	$31,428	$27,608

Basic earnings per share:	$1.96	$1.49	$1.27

Diluted earnings per share:	$1.89	$1.45	$1.24

Shares used in computing earnings per share:
Basic	21,056	21,057	21,705
Diluted	21,943	21,632	22,184

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Retained	Other Comprehensive		Comprehensive
(Dollars in thousands)	Shares	Amount	Earnings	Income(Loss)	Total	Income
Balance, June 30, 2001	22,177,005	$67,282	$70,204	$(7,628)	$129,858
Comprehensive income, net of tax:
Net income			27,608		27,608	$27,608
Foreign currency translation adjustments				5,644	5,644	5,644
Unrealized loss on Securities				(1,374)	(1,374)	(1,374)

Comprehensive income						$31,878

Common stock issued under employee benefit plans including related tax benefits	246,237	4,468			4,468
Repurchase of common stock	(1,333,870)	(4,124)	(30,373)		(34,497)

Balance, June 30, 2002	21,089,372	67,626	67,439	(3,358)	131,707
Comprehensive income, net of tax:
Net income			31,428		31,428	$31,428
Foreign currency translation adjustments				6,808	6,808	6,808
Unrealized loss on Securities				(339)	(339)	(339)

Comprehensive income						$37,897

Common stock issued under employee benefit plans including related tax benefits	567,241	12,185			12,185
Repurchase of common stock	(722,700)	(2,416)	(20,093)		(22,509)

Balance, June 30, 2003	20,933,913	77,395	78,774	3,111	159,280
Comprehensive income, net of tax:
Net income			41,375		41,375	$41,375
Foreign currency translation adjustments				5,037	5,037	5,037
Unrealized gain on Securities				146	146	146

Comprehensive income						$46,558

Common stock issued under employee benefit plans including related tax benefits	1,023,268	31,324			31,324
Repurchase of common stock	(1,116,300)	(4,776)	(48,932)		(53,708)

Balance, June 30, 2004	20,840,881	$103,943	$71,217	$8,294	$183,454

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30 (In thousands)	2004	2003	2002
Cash and equivalents provided by (used for):
Cash flows from operating activities:
Net income	$41,375	$31,428	$27,608
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of a non-affiliate investment	—	2,067	—
Depreciation and amortization	5,817	5,912	4,827
Gain on sale of marketable securities	—	(414)	(2,093)
Tax benefit related to stock option plans	8,730	3,598	1,225
Deferred taxes	(1,159)	(2,221)	807
Changes in assets and liabilities:
Accounts receivable	(4,120)	1,851	3,046
Inventories	1,856	(1,770)	4,187
Prepaid expenses and other assets	(239)	(1,658)	282
Accounts payable	2,504	(110)	(1,313)
Accrued liabilities	2,214	3,315	2,320
Income taxes payable	(4,352)	1,301	1,187
Accrued product warranty	271	65	(249)

Net cash provided by operating activities	52,897	43,364	41,834

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	728	3,380
Purchase of marketable securities	(4,147)	—	—
Purchase of property, plant and equipment	(4,101)	(3,659)	(4,790)
Acquisition, net of cash acquired	(4,169)	(3,000)	(2,500)
Investments in unaffiliated companies	—	(500)	(1,567)
Other	141	143	94

Net cash used for investing activities	(12,276)	(6,288)	(5,383)

Cash flows from financing activities:
Net change in notes payable to banks	50	(1,169)	(80)
Proceeds from long-term debt	—	—	483
Principal payments on long-term debt	(595)	(502)	(475)
Sale of common stock	22,594	8,586	3,243
Repurchase of common stock	(53,708)	(22,509)	(34,497)

Net cash used for financing activities	(31,659)	(15,594)	(31,326)

Effect of exchange rate changes on cash	1,389	3,180	(267)

Net increase in cash and equivalents	10,351	24,662	4,858
Cash and equivalents, beginning of year	46,831	22,169	17,311

Cash and equivalents, end of year	$57,182	$46,831	$22,169

Income taxes paid	$16,307	$11,730	$9,398
Interest expense paid	$177	$123	$118

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

Certain Risks and Uncertainties The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

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

Marketable Securities The Company classifies its debt and equity securities as “held to maturity” or “available for sale.” Securities classified as “held to maturity” are reported at amortized cost and “available for sale” securities are reported at fair market value, with a corresponding recognition of the unrealized gains and losses (net of tax effect) as a separate component of stockholders’ equity. The Company’s investments in marketable equity securities have been classified as “available for sale.”

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

Purchased Technology and Goodwill Purchased technology amounts are recorded at their fair market values as of the date of acquisition and amortized over their estimated useful lives of up to ten years.

Goodwill is not amortized but is tested for impairment as required. Identifiable intangible assets are recognized separately from goodwill if certain criteria are met and those assets are amortized over their useful economic life. The Company tests goodwill for impairment in April each year and more often if circumstances indicate that goodwill may be impaired. If impaired, a charge is recorded in income from operations.

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

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104) and Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, collection is probable and vendor specific objective evidence exists to allocate revenue to the various elements of the arrangement. Vendor specific objective evidence is based on the price charged when an element is sold separately or, if not yet sold separately, when the price is established by authorized management. Delivery is generally considered to have occurred when shipped.

The Company sells equipment through its direct sales force and through distributors and resellers. Sales through distributors and resellers are recognized as revenue upon sale to the distributor or reseller as these sales are considered to be final and no right of return or price protection exists. Customer acceptance is generally limited to performance under the Company’s published product specifications. When additional customer acceptance conditions apply, all revenue related to the sale is deferred until acceptance is obtained. Equipment typically includes a one-year warranty. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

Installation and training services are not considered to be essential to the functionality of the Company’s products, and revenue related to these services is recognized when the services are completed. Maintenance fees are recognized ratably over the period of the related maintenance contract. Maintenance consists of product repair services, unspecified software upgrades and telephone support.

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

Years ended June 30 (In thousands, except per share data)	2004	2003	2002
Net income, as reported	$41,375	$31,428	$27,608
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effects	5,460	5,309	5,909

Pro forma net income	$35,915	$26,119	$21,699

Basic earnings per share:
As reported	$1.96	$1.49	$1.27

Pro forma	$1.71	$1.24	$1.00

Diluted earnings per share:
As reported	$1.89	$1.45	$1.24

Pro forma	$1.64	$1.21	$0.98

Basic shares	21,056	21,057	21,705
Diluted shares	21,943	21,632	22,184

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

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model, using the multiple option approach, with the following weighted-average assumptions:

	2004	2003	2002
Volatility	49%	53%	52%
Risk-free interest rate	3.30%	3.03%	3.94%
Expected life of options	5.9 years	5.9 years	5.9 years
Expected dividend	$0.00	$0.00	$0.00

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

During fiscal 2004, the Company repurchased 1,116,300 shares of its common stock on the open market for $53.7 million (an average of $48.11 per share), compared with 722,700 shares repurchased for $22.5 million (an average of $31.15 per share) for fiscal 2003. During fiscal 2002, the Company repurchased 1,333,870 shares of its common stock on the open market for $34.5 million (an average of $25.86 per share).

Translation of Foreign Currency The Company’s foreign operations are measured using local currencies as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange, and results of operations are translated at average rates for the year. Translation adjustments are included in stockholders’ equity as accumulated other comprehensive income/(loss).

Derivative Securities Derivative instruments, including certain derivative instruments embedded in other contracts, are recorded on the consolidated balance sheet at their fair value as required by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Changes in the fair value of derivatives is recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company formally documents, designates and assesses the effectiveness of transactions that receive hedge accounting.

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

At June 30, 2004, the Company had forward exchange contracts to sell foreign currencies totaling $15.3 million dollars, including approximately $5.9 million in Euros, $8.6 million in Japanese yen and $800,000 in Canadian dollars. At June 30, 2003, the Company had forward exchange contracts to sell foreign currencies totaling $19.1 million dollars, including approximately $10.6 million in Euros, $7.6 million in Japanese yen and $900,000 in Canadian dollars. At June 30, 2004 and 2003, the aggregate unrealized gains or losses on the forward exchange contracts were not material.

Comprehensive Income The Company is required to report comprehensive income in the financial statements, in addition to net income. For the Company, the primary differences between net income and comprehensive income are foreign currency translation adjustments and net unrealized gains or losses on securities available for sale. At June 30, 2004 and 2003, the components of accumulated other comprehensive income were as follows:

(In thousands)	2004	2003
Foreign currency translation adjustments	$7,720	$2,683
Unrealized gain on securities available for sale, net	574	428

	$8,294	$3,111

Reclassifications Certain reclassifications have been made to the prior year financial statements to conform with the fiscal 2004 financial statements presentation.

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

In December 2003, the SEC issued SAB No. 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 primarily rescinds the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of Emerging Issue Task Force (“EITF”) EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material impact on the Company’s consolidated results of operations or financial position.

In May 2003, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that certain financial instruments be presented as liabilities, and for which the financial instruments were previously properly presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150,” which defers the effective date for various provisions of SFAS No. 150. The Company believes that it has properly classified and measured in its balance sheets and disclosed in its consolidated financial statements certain financial instruments with characteristics of both liabilities and equity.

In November 2003, the Emerging Issues Task Force (“EITF”) reached an interim consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue and provided additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary in reporting periods after June 15, 2004. The adoption of this Issue did not have a material impact on the Company’s consolidated results of operations or financial position.

Note 2 / EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is determined by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

Years ended June 30	2004	2003	2002
Numerator:
Net Income	$41,375	$31,428	$27,608

Denominator:
Shares used to compute net income per common share — basic	21,056	21,057	21,705
Effect of dilutive stock options	887	575	479

Shares used to compute net income per common share — diluted	21,943	21,632	22,184

Basic earnings per share	$1.96	$1.49	$1.27

Diluted earnings per share	$1.89	$1.45	$1.24

Antidilutive common equivalent shares related to stock options excluded from the calculation of diluted shares were approximately 854,000 and 1,167,000 shares for fiscal 2003 and 2002, respectively. There were no antidilutive shares related to stock options for fiscal 2004.

Note 3 / MARKETABLE SECURITIES

The Company had no temporary cash investments at June 30, 2004 and 2003.

There were no sales of held-to-maturity securities for the years ended June 30, 2004, 2003 and 2002.

During fiscal 2004, the Company acquired highly liquid debt instruments with maturities of more than one year. These securities totaling $4.1 million at June 30, 2004 are classified as “held-to-maturity” securities and are reported in “other assets” on the balance sheet. At June 30, 2004, the amortized value of this investment was $4.1 million. The aggregate amount of unrealized losses for these securities was approximately $63,000 at June 30, 2004, all of which had been in a loss position for less than twelve months.

In December 1989, the Company invested $3.0 million in the stock of Molecular Devices Corporation (MDC). The Company’s Chairman and a director serve on the Board of Directors of MDC. The Company’s ownership interest in MDC is approximately 1% and has been classified as “available for sale” and is included in marketable securities. At June 30, 2004 and 2003, the fair value of this investment was $1.6 million and $1.4 million, respectively, and cost was $692,000 for both periods. During fiscal 2004 the Company did not change their investment in MDC; however in the years ended June 30, 2003 and 2002, the Company realized gross proceeds from the sale of marketable securities of $728,000 and $3.4 million, respectively, and recognized net gains on sale of $414,000 and $2.1 million, respectively.

During fiscal 2003, the Company wrote off an investment in an unaffiliated entity, PharmaSeq, Inc., in the amount of $2.1 million. Management determined that the decline in value of the investment, accounted for under the cost method, was other than temporary.

Note 4 / INVENTORIES

Inventories at June 30 consist of:

(In thousands)	2004	2003
Finished goods	$13,208	$11,638
Work in process	2,654	3,822
Raw materials and subassemblies	8,976	10,002

	$24,838	$25,462

Note 5 / PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 consist of:

(In thousands)	2004	2003
Land	$20,176	$19,610
Buildings and improvements	30,105	28,471
Machinery, equipment and tooling	20,720	20,907
Furniture and fixtures	7,823	7,191

	78,824	76,179
Accumulated depreciation and amortization	(32,168)	(30,743)

Property, plant and equipment, net	$46,656	$45,436

Note 6 / GOODWILL AND INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other intangible assets reflect current foreign exchange rates.

Changes in the carrying amount of goodwill for the years ended June 30, 2004 and 2003 are as follows (in thousands):

Balance as of June 30, 2002	$19,549
Goodwill acquired during the period	3,795
Translation adjustments and other	917

Balance as of June 30, 2003	$24,261
Translation adjustments and other	414

Balance as of June 30, 2004	$24,675

In connection with SFAS No. 142, the Company performed an annual impairment test on goodwill in April 2004 and 2003 and determined that goodwill was not impaired.

Information regarding the Company’s other intangible assets having a finite life is as follows (in thousands):

	As of June 30, 2004			As of June 30, 2003
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and Trademarks	$379	$(379)	$—	$379	$(379)	$—
Developed Technology	9,750	(6,505)	3,245	9,475	(4,880)	4,595
Customer Relationships	1,186	(74)	1,112	—	—	—

Total	$11,315	$(6,958)	$4,357	$9,854	$(5,259)	$4,595

The Company amortizes developed technology and other intangibles over a period of up to ten years. Amortization expense of other intangible assets was $1,500,000, $1,366,000 and $1,214,000 respectively, for the twelve months ended June 30, 2004, 2003 and 2002. The estimated amortization for each of the five fiscal years subsequent to June 30, 2004 is as follows:

Year Ended	Amortization
June 30,	Expense
2005	$1,552
2006	$1,046
2007	$852
2008	$396
2009	$138

$3,984

Note 7 / FINANCING ARRANGEMENTS

The Company has unsecured lines of credit with various domestic and foreign banks totaling approximately $32.0 million which have been used primarily to minimize the Company’s exposure to foreign currency fluctuations and to fund acquisitions. These lines of credit expire between December 31, 2004 and June 30, 2005. Borrowings in each country bear interest at local reference rates which ranged from 0.7% to 9.25% at June 30, 2004. Amounts outstanding under these lines totaled $917,000 at June 30, 2004 ($834,000 at June 30, 2003).

Such line of credit agreements impose certain financial restrictions relating to cash dividends, working capital and tangible net worth. At June 30, 2004, the Company was in compliance with all such covenants.

At June 30, 2004, the Company had a mortgage note payable denominated in Japanese yen totaling $551,000 ($1.0 million at June 30, 2003). This note bears interest at a rate of 1.5% per annum. Principal payments are due monthly until June 30, 2005 with a current portion totaling $551,000.

One of the Company’s foreign subsidiaries discounts trade notes receivable with banks. Total notes receivable discounted were approximately $14.5 million in fiscal 2004 and $5.0 million in fiscal 2003. The uncollected balances of notes receivable due to the discounting banks at June 30, 2004 and 2003 were approximately $7.4 million and $2.9 million, respectively. The Company has determined that the carrying amount of its contingent liability under this guarantee was insignificant at June 30, 2004 and 2003 based on its past experience of discounting trade notes receivable.

Total interest paid was $177,000 in 2004, $123,000 in 2003 and $118,000 in 2002.

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

Details of the change in accrued product warranty for fiscal 2004, 2003 and 2002 are as follows (in thousands):

			CHARGED
	BALANCE		(CREDITED)		BALANCE
	BEGINNING		TO OTHER		END
	OF YEAR	ADDITIONS	ACCOUNTS (1)	DEDUCTIONS(2)	OF YEAR
Accrued product warranty:
June 30, 2004	$3,188	$2,417	$164	$(2,185)	$3,584
June 30, 2003	$2,912	$2,642	$216	$(2,582)	$3,188
June 30, 2002	$2,983	$3,191	$181	$(3,443)	$2,912

(1)	Effects of exchange rate changes.

(2)	Product warranty costs.

Note 9 / ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of:

(In thousands)	2004	2003
Accrued payroll and related expenses	$12,465	$11,771
Deferred revenues	9,775	8,280
Accrued earn-out on acquisition	3,500	3,000
Other accrued liabilities	6,082	5,994

	$31,822	$29,045

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

Activity under the Option Plans for the three-year period ended June 30, 2004 is summarized below.

	2004		2003		2002
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, beginning of year	3,119,358	$24.97	3,419,172	$23.39	2,839,047	$22.54
Granted	584,500	39.87	269,000	26.03	852,700	23.99
Exercised	(987,850)	21.80	(509,187)	14.40	(190,050)	10.22
Canceled	(73,292)	29.47	(59,629)	29.20	(82,525)	30.57

Options outstanding, end of year	2,642,716	$29.33	3,119,356	$24.97	3,419,172	$23.39

Options exercisable at year-end	1,615,195	$26.81	2,038,353	$24.03	1,976,010	$20.48
Weighted average fair value of options granted during the year		$20.39		$13.70		$12.79

Additional information regarding options outstanding and exercisable as of June 30, 2004 is as follows:

Options Outstanding				Options Exercisable
		Weighted Avg.	Weighted		Weighted
		Remaining	Avg.		Avg.
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (yrs)	Price	Exercisable	Price
$10.44 - 16.31	193,125	2.02	$14.73	193,125	$14.73
23.98 - 23.98	615,872	7.32	23.98	350,528	23.98
24.06 - 29.95	532,078	5.97	25.44	370,511	25.20
30.72 - 32.25	639,641	5.49	32.01	617,372	32.06
33.50 - 51.17	662,000	8.51	39.10	83,660	34.88

$10.44 - 51.17	2,642,716	6.52	$29.33	1,615,195	$26.81

At June 30, 2004, 884,152 shares were available for future grants under the Option Plans.

Employee Stock Purchase Plan Under the Company’s Employee Stock Purchase Plan, (the “Purchase Plan”), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to certain annual limitations. Stock issued under the Purchase Plan was 35,418, 58,054 and 56,187 shares in fiscal 2004, 2003 and 2002 at weighted average prices of $29.99, $21.62 and $23.16, respectively. The weighted average fair value of the fiscal 2004, 2003 and 2002 awards was $12.52, $7.16 and $8.35, respectively. At June 30, 2004, 788,893 shares were reserved for future issuances under the Purchase Plan. At the October 2003 Annual Meeting the shareholders approved 800,000 shares for issuance under the new 2003 Employee Stock Participation Plan.

Note 11 / EMPLOYEE 401(K) PLAN

The Company has a 401(k) tax deferred savings plan covering most U.S. employees. Participants may contribute up to 10% of their compensation and the Company makes matching contributions ($1,380,000 in fiscal 2004, $1,267,000 in fiscal 2003 and $1,223,000 in fiscal 2002) limited to 5% of each participant’s compensation. Matching contributions vest in 25% increments each year beginning two years after the participant’s date of employment.

Note 12 / TAXES ON INCOME

The provision for taxes on income consists of:

Years ended June 30 (In thousands)	2004	2003	2002
Current:
Federal	$9,439	$6,961	$5,981
State	1,449	1,015	1,063
Foreign	10,280	8,639	5,348

Total current	21,168	16,615	12,392

Deferred:
Federal	(1,197)	(780)	346
State	(111)	(80)	29
Foreign	621	(622)	525

Total deferred	(687)	(1,482)	900

	$20,481	$15,133	$13,292

Domestic and foreign income before taxes on income is as follows:

Years ended June 30 (In thousands)	2004	2003	2002
Domestic	$45,699	$30,516	$29,928
Foreign	16,157	16,045	10,972

	$61,856	$46,561	$40,900

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the current and noncurrent deferred tax assets and liabilities are as follows:

Years ended June 30 (In thousands)	2004	2003
Current deferred tax assets:
Accounting accruals deductible in different periods for tax purposes	$9,883	$9,245
State income tax	265	221
Other	145	146

Total current deferred tax assets	10,293	9,612

Noncurrent deferred tax asset — Difference in tax basis from acquisition	2,250	2,798
Noncurrent deferred tax liabilities:
Accelerated depreciation	849	966
Net unrealized gain on available for sale securities	368	286
Excess tax basis from acquisition	2,250	2,798
Other	90	57

Total deferred tax liabilities	3,557	4,107

Net deferred tax assets	$8,986	$8,303

Total income tax expense differs from the amount computed by applying the statutory Federal income tax rate to income before taxes as follows:

Years ended June 30	2004	2003	2002
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax effect	1.4	1.3	1.7
Foreign Sales Corporation income not taxed	(2.1)	(2.9)	(2.4)
Taxes on foreign income	1.1	0.1	0.2
Other	(2.3)	(1.0)	(2.0)

	33.1%	32.5%	32.5%

Income taxes paid were $16,307,000 in fiscal 2004, $11,730,000 in fiscal 2003 and $9,398,000 in fiscal 2002.

The Company has not provided for Federal income taxes on approximately $45.7 million of undistributed earnings of certain foreign subsidiaries, which have been permanently reinvested in subsidiary operations. If these earnings were distributed to the parent company, foreign tax credits available under current law would substantially eliminate the resulting Federal income tax liability.

Note 13 / COMMITMENTS AND OTHER CONTINGENCIES

Certain facilities and equipment are leased under noncancelable operating leases. The Company generally pays taxes, insurance and maintenance costs on leased facilities and equipment. Minimum annual rental commitments under these noncancelable operating leases are $3,752,000 for fiscal 2005, $2,703,000 for fiscal 2006, $1,952,000 for fiscal 2007, $1,369,000 for fiscal 2008, $1,152,000 for fiscal 2009 and $4,379,000 thereafter.

Total rental expense for all operating leases was $5,172,000 in fiscal 2004, $4,636,000 in fiscal 2003 and $3,928,000 in fiscal 2002.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that a Dionex product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable, however, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. To date, no material claims for such indemnifications are outstanding as of June 30, 2004. The Company has not recorded any liabilities for these indemnification agreements at June 30, 2004 and 2003.

Note 14 / BUSINESS SEGMENT INFORMATION

SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company evaluated its business activities that are regularly reviewed by the Company’s senior management and has determined that it has two segments that are aggregated into one reporting segment.

The Company sells products, installation and training services and maintenance within this reportable segment, detailed as follows:

(In thousands)	2004	2003	2002
Products	$227,270	$187,410	$160,053
Installation and Training Services	7,127	6,976	6,276
Maintenance	24,437	20,523	16,105

	$258,834	$214,909	$182,434

Geographic information is presented below:

(In thousands)	2004	2003	2002
Net sales to unaffiliated customers:
United States	$74,169	$71,418	$66,585
Europe	106,773	90,060	72,696
Japan	42,140	27,299	22,853
Other International	35,752	26,132	20,300

Consolidated net sales to unaffiliated customers	$258,834	$214,909	$182,434

Long-lived assets:
United States	$38,582	$39,017
Europe	33,883	30,964
Japan	10,699	9,758
Other International	1,381	148

Consolidated assets	$84,545	$79,887

No individual customer was greater than 10% of net sales in fiscal 2004, 2003 and 2002 or greater than 10% of consolidated accounts receivable at June 30, 2004 and 2003.

Note 15 / QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2004 and 2003.

	Quarter
(In thousands,
except per share amounts)	First	Second	Third	Fourth
Fiscal 2004:
Net sales	$53,276	$65,539	$70,746	$69,273
Gross profit	35,268	43,702	46,117	44,803
Net income	7,591	10,766	12,387	10,631
Basic earnings per share	$0.36	$0.51	$0.58	$0.51
Diluted earnings per share	$0.35	$0.49	$0.56	$0.49
Fiscal 2003:
Net sales	$47,272	$54,478	$56,069	$57,090
Gross profit	30,321	36,157	37,259	37,899
Net income	6,309	8,899	7,612	8,608
Basic earnings per share	$0.30	$0.42	$0.36	$0.41
Diluted earnings per share	$0.29	$0.41	$0.35	$0.40

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures as of June 30, 2004 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal controls over financial reporting that occurred during the year ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the sections captioned “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting and Compliance” and “Code of Ethics” in the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 22, 2004 (2004 Proxy Statement), which will be filed in accordance with Regulation 14A under the Exchange Act.

IDENTIFICATION OF OFFICERS

See Pages 16 and 17 of this Report captioned “Executive Officers of the Registrant”.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Compensation” in the 2004 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2004 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned “Certain Relationships and Related Transactions” in the 2004 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Auditor’s Fees” and “Policy on Audit Committee Pre-Approval” in the 2004 Proxy Statement.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements — See Index to Financial Statements at Page 27 of this Report.

(2)	Financial Statement Schedules – See Index to Financial Statement Schedules at page 50 of this Report.

(3)	Exhibits – See Exhibit Index at page 54 through 55 of this Report.

(b)	Reports on Form 8-K — On April 20, 2004, the Company issued a press release announcing the Company’s third quarter financial results for the period ended March 31, 2004. A copy of the press release was attached as Exhibit 99.1 to a current report on Form 8-K filed on April 20, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIONEX CORPORATION (Registrant)

Date September 8, 2004	By	/s/ Lukas Braunschweiler

Lukas Braunschweiler
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lukas Braunschweiler and Craig A. McCollam, and each or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lukas Braunschweiler Lukas Braunschweiler	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 8, 2004

/s/ Craig A. McCollam Craig A. McCollam	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 8, 2004

/s/ A. Blaine Bowman	Chairman of the Board	September 8, 2004
A. Blaine Bowman

/s/ David L. Anderson	Director	September 8, 2004
David L. Anderson

/s/ B.J. Moore B.J. Moore	Director	September 8, 2004

/s/ Riccardo Pigliucci Riccardo Pigliucci	Director	September 8, 2004

/s/ Michael W. Pope	Director	September 8, 2004
Michael W. Pope

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
FINANCIAL STATEMENT SCHEDULES
Independent Registered Public Accounting Firm Report	52
Schedule II — Valuation and Qualifying Accounts and Reserves	53

All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REPORT

Dionex Corporation

We have audited the consolidated financial statements of Dionex Corporation and its subsidiaries as of June 30, 2004 and 2003, and for each of the three years in the period ended June 30, 2004, and have issued our report thereon August 27, 2004; such financial statements and report are included herein. Our audits also included the consolidated financial statement schedule of Dionex Corporation and its subsidiaries, listed in the accompanying Index to Financial Statement Schedules. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
San Jose, California
August 27, 2004

SCHEDULE II

DIONEX CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
(IN THOUSANDS)

			Charged
	Balance		(Credited)
	Beginning		to Other			Balance
	of Year	Additions	Accounts (1)	Deductions		End of Year
YEAR ENDED JUNE 30, 2004:
Allowance for doubtful accounts	$1,275	$130	$26	$(671	)(2)	$760

Accrued product warranty	$3,188	$2,417	$164	$(2,185	)(3)	$3,584

YEAR ENDED JUNE 30, 2003:
Allowance for doubtful accounts	$989	$356	$(36)	$(34	)(2)	$1,275

Accrued product warranty	$2,912	$2,642	$216	$(2,582	)(3)	$3,188

YEAR ENDED JUNE 30, 2002:
Allowance for doubtful accounts	$890	$181	$84	$(166	)(2)	$989

Accrued product warranty and installation	$2,983	$3,191	$181	$(3,443	)(3)	$2,912

(1)	Effects of exchange rate changes

(2)	Accounts written off, net of recoveries

(3)	Product warranty and installation costs

EXHIBIT INDEX

Exhibit
Number	Description	Reference
3.1	Restated Certificate of Incorporation, filed November 6, 1996	(3)

3.2	Bylaws, as amended on July 29, 2002	(7)

4.1	Shareholder Rights Agreement dated January 21, 1999, between the Registrant and BankBoston N.A.	(4)

10.1	Agreement, effective as of January 1, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.2	Memorandum agreement, dated March 14, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.3	Agreement, dated March 6, 1975, between International Plasma Corporation and the former Dionex Corporation	(1)

10.4	Consent to Assignment executed as of March 26, 1980, between the Dow Chemical Company and the former Dionex Corporation	(1)

10.5	Amendatory Agreement, effective as of November 1, 1981,between The Dow Chemical Company and the Registrant (with certain confidential information deleted)	(1)

10.6	Amendatory Agreement, effective as of July 1, 1982, between The Dow Chemical Company and the Registrant (with certain confidential information deleted)	(1)

10.7	Registrant’s Medical Care Reimbursement Plan (Exhibit 10.17)	(1)

10.8	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Registrant (Exhibit 10.15)	(6)

10.9	1988 Directors’ Stock Option Plan (and related stock option grant form) (Exhibit 10.20)	(2)

10.10	Dionex Corporation Stock Option Plan, as amended and restated (formerly, the 1990 Stock Option Plan) (Exhibit 10.12)	(5)

Exhibit
Number	Description	Reference
10.11	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Registrant	(7)

10.12	Registrant’s Stock Option Plan

10.13	Registrant’s Employee Stock Participation Plan

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the indicated exhibit in Amendment No. 1 of the Registrant’s Registration Statement on Form S-1 filed December 7, 1982.

(2)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed September 27, 1988.

(3)	Incorporated by reference to the corresponding exhibit in the Registrant’s Annual Report on Form 10-Q filed February 13, 1997.

(4)	Incorporated by reference to the corresponding exhibit in the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999.

(5)	Incorporated by reference to the indicated exhibit in the Registrant’s Statement on Form S-8 filed December 22, 1999.

(6)	Incorporated by reference to the indicated exhibit in the Registrant’s Quarterly Report on Form 10-Q filed February 14, 2001.

(7)	Incorporated by reference to the indicated Exhibit 10.17 in the Registrant’s Annual Report on Form 10-K filed August 28, 2002.