Form 10-Q
period 2004-09-30
DIONEX CORP /DE
filed 2004-11-09
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2004:

CLASS	NUMBER OF SHARES

Common Stock	20,860,514

DIONEX CORPORATION
INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS as of September 30, 2004 and June 30, 2004	3
CONDENSED CONSOLIDATED STATEMENTS OF INCOME for the Three Months Ended September 30, 2004 and 2003	4
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the Three Months Ended September 30, 2004 and 2003	5
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6-13
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-24
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	25-26
ITEM 4. CONTROLS AND PROCEDURES	26
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27
ITEM 6. EXHIBITS	28-29
SIGNATURES	30
EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

DIONEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$61,605	$57,182
Short-term investments	1,863	1,604
Accounts receivable (net of allowance for doubtful accounts of $761 at September 30, 2004 and $760 at June 30, 2004)	49,417	53,128
Inventories	25,229	24,838
Deferred taxes	10,543	10,293
Prepaid expenses and other	3,997	3,875

Total current assets	152,654	150,920
Property, plant and equipment, net	47,125	46,656
Goodwill	24,815	24,675
Intangible assets, net	3,987	4,357
Other assets	8,026	8,857

	$236,607	$235,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$1,316	$1,468
Accounts payable	7,736	8,113
Accrued liabilities	31,163	31,822
Income taxes payable	2,430	2,214
Accrued product warranty	3,754	3,584

Total current liabilities	46,399	47,201
Deferred taxes	3,650	3,557
Other long-term liabilities	1,197	1,253
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding: 20,683,816 shares at September 30, 2004 and 20,840,881 shares at June 30, 2004)	107,473	103,943
Retained earnings	68,626	71,217
Accumulated other comprehensive income	9,292	8,294

Total stockholders’ equity	185,391	183,454

	$236,607	$235,465

See notes to condensed consolidated financial statements.

DIONEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In thousands, except per share amounts)
(Unaudited)

	September 30,
	2004	2003
Net sales	$63,208	$53,276
Cost of sales	21,576	18,008

Gross profit	41,632	35,268

Operating expenses:
Selling, general and administrative	22,418	19,168
Research and product development	4,929	4,571

Total operating expenses	27,347	23,739

Operating income	14,285	11,529
Interest income	202	122
Interest expense	(52)	(73)
Other income(expense), net	455	(332)

Income before taxes	14,890	11,246
Taxes on income	5,226	3,655

Net income	$9,664	$7,591

Basic earnings per share	$0.47	$0.36

Diluted earnings per share	$0.45	$0.35

Shares used in computing per share amounts:
Basic	20,718	20,981

Diluted	21,493	21,786

See notes to condensed consolidated financial statements.

DIONEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In thousands)
(Unaudited)

	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$9,664	$7,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,410	1,385
Gain on sale of marketable security	(646)	—
Tax benefit related to stock option plans	441	2,556
Deferred taxes	(90)	(656)
Changes in assets and liabilities:
Accounts receivable	3,969	5,684
Inventories	(76)	1,097
Prepaid expenses and other assets	(208)	25
Accounts payable	(410)	472
Accrued liabilities	(874)	(3,133)
Income taxes payable	151	(1,966)
Accrued product warranty	136	18

Net cash provided by operating activities	13,467	13,073

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,339)	(724)
Proceeds from sale of marketable securities	960	—
Other	—	14

Net cash used for investing activities	(379)	(710)

Cash flows from financing activities:
Net change in notes payable to banks	(135)	415
Principal payments on long-term debt	—	(164)
Sale of common stock	4,557	5,915
Repurchase of common stock	(13,722)	(11,114)

Net cash used for financing activities	(9,300)	(4,948)

Effect of exchange rate changes on cash	635	(133)

Net increase in cash and cash equivalents	4,423	7,282
Cash and cash equivalents, beginning of period	57,182	46,831

Cash and cash equivalents, end of period	$61,605	$54,113

Supplemental disclosures of cash flow information:
Income taxes paid	$4,857	$3,688
Interest paid	$36	$59

See notes to condensed consolidated financial statements.

DIONEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by Dionex Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2005.

2. New Accounting Pronouncements

     In November 2003, the Emerging Issues Task Force (“EITF”) reached an interim consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue and provided additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary in reporting periods beginning after June 15, 2004. The adoption of this Issue did not have a material impact on the Company’s consolidated results of operations or financial position.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Inventories

     Inventories consist of (in thousands):

	September 30,	June 30,
	2004	2004
Finished goods	$13,370	$13,208
Work in process	2,573	2,654
Raw materials and subassemblies	9,286	8,976

	$25,229	$24,838

4. Income Taxes

     The effective income tax rate for the first three months of fiscal 2005 was 35.1%, compared to 32.5% for the same period in fiscal 2004. The increase was attributable to higher foreign-sourced income and the expiration of certain U.S. laws related to research tax credits on June 30, 2004. Legislation has been enacted that reinstates these research tax credits retroactive to July 1, 2004. The Company’s effective income tax rate in the quarter ending December 31, 2004 will reflect these research tax credits.

5. Marketable Securities

     During fiscal 2004, the Company acquired highly liquid debt instruments with maturities of more than one year. These securities are classified as “held-to-maturity” securities and are reported in “other assets” on the balance sheet. At September 30, 2004, the amortized value of these securities was $4.1 million. The aggregate amount of unrealized losses for these securities was approximately $36,000 at September 30, 2004, all of which had been in a loss position for less than 12 months.

6. Comprehensive Income

     The Company is required to report comprehensive income in the financial statements, in addition to net income. For the Company, the primary differences between net income and comprehensive income are

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

foreign currency translation adjustments and net unrealized gains or losses on securities available for sale. The components of accumulated other comprehensive income were as follows:

	Three Months Ended
	September 30,
(In thousands)	2004	2003
Net income, as reported	$9,664	$7,591
Foreign currency translation adjustments	1,085	1,475
Unrealized gain/(loss)on securities available for sale, net	(117)	80

Comprehensive Income	$10,632	$9,146

7. Common Stock Repurchases

     During the first three months of fiscal 2005, the Company repurchased 301,300 shares of its common stock on the open market for approximately $13.7 million (an average of $45.54 per share), compared with 282,100 shares repurchased for $11.1 million (an average of $39.39 per share) in the first three months of the previous fiscal year.

     During all of fiscal 2004, the Company repurchased a total of 1,116,300 shares of its common stock on the open market for approximately $53.7 million (an average of $48.11 per share).

8. Earnings Per Share

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

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	September 30,
	2004	2003
Numerator:
Net Income	$9,664	$7,591

Denominator:
Weighted average shares used to compute net income per common share — basic	20,718	20,981
Effect of dilutive stock options	775	805

Weighted average shares used to compute net income per common share — diluted	21,493	21,786

Basic earnings per share	$0.47	$0.36

Diluted earnings per share	$0.45	$0.35

     Antidilutive common equivalent shares related to stock options excluded from the calculation of diluted shares were approximately 6,750 and 12,000 shares for the quarter ended September 30, 2004 and 2003, respectively.

9. Common Stock Repurchases

     During the first three months of fiscal 2005, the Company repurchased 301,300 shares of its common stock on the open market for approximately $13.7 million (an average of $45.54 per share), compared with 282,100 shares repurchased for $11.1 million (an average of $39.39 per share) in the first three months of the previous fiscal year.

     During all of fiscal 2004, the Company repurchased a total of 1,116,300 shares of its common stock on the open market for approximately $53.7 million (an average of $48.11 per share).

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Goodwill and Other Intangible Assets

     Information regarding the Company’s goodwill and other intangible assets reflect current foreign exchange rates.

     Changes in the carrying amount of goodwill for the three months ended September 30, 2004 and 2003 are as follows (in thousands):

Total
Balance as of July 1, 2004	$24,675
Goodwill acquired during the period	—
Translation adjustments and other	140

Balance as of September 30, 2004	$24,815

     The Company performed an annual impairment test on goodwill as of April 2004 and determined that goodwill was not impaired.

     Information regarding the Company’s other intangible assets follows (in thousands):

	As of September 30, 2004			As of June 30, 2004
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and Trademarks	$379	$(379)	$—	$379	$(379)	$—
Developed Technology	9,845	(6,953)	2,892	9,750	(6,505)	3,245
Other	1,195	(100)	1,095	1,186	(74)	1,112

Total	$11,419	$(7,432)	$3,987	$11,315	$(6,958)	$4,357

     The Company amortizes developed technology over a period of three to seven years; the remaining weighted average amortization period for this category approximates two years. The Company amortizes other intangibles over a period of five to ten years; the remaining weighted average amortization period for this category approximates eight years.

     Amortization expense of other intangible assets was $391,000 and $345,000 in the three months ended September 30, 2004 and 2003, respectively. The estimated amortization for each of the five fiscal

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

years subsequent to June 30, 2004 is as follows (in thousands, reflecting current foreign exchange rates):

Year Ended June 30,	Amortization Expense
2004	$1,566
2005	1,048
2006	854
2007	348
2008	136

Total	$3,952

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

     Details of the change in accrued product warranty for the three months ended September 30, 2004 and 2003 are as follows (in thousands):

			Charged
	Balance		(Credited)		Balance
	Beginning		to Other		End of
	of Period	Additions	Accounts (1)	Deductions (2)	Period
Accrued product warranty
Three Months Ended:
September 30, 2004	$3,584	$673	$32	$(535)	$3,754

September 30, 2003	$3,188	$563	$41	$(550)	$3,242

(1)	Effects of exchange rate changes

(2)	Product warranty costs

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Stock-Based Compensation

     SFAS No. 123 “Accounting for Stock-Based Compensation” sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply Accounting Principles Board opinion No. 25 to account for its stock-based compensation plans. Had compensation costs under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company’s net income and earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2004	2003
Net income, as reported	$9,664	$7,591
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,848	1,368

Pro forma net income	$7,816	$6,223

Earnings per share:
Basic – as reported	$0.47	$0.36

Basic – pro forma	$0.38	$0.30

Diluted – as reported	$0.45	$0.35

Diluted – pro forma	$0.36	$0.29

Basic shares	20,718	20,981
Diluted shares	21,493	21,786

     The resulting pro forma compensation expense may not be representative of the amount to be expected for the entire fiscal year ending June 30, 20005 or in future years. Pro forma compensation expense may be greater as additional options are granted.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 47% for 2005 and 49% for 2004, expected life of options of 5.6 years for 2005 and 5.9 years for 2004, risk free interest rate of approximately 3.56% in 2005 and 3.30% in 2004 and a dividend yield of 0% for fiscal years 2005 and 2004, respectively.

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

12. Commitments

     One of the Company’s foreign subsidiaries discounts trade notes receivable with banks. The uncollected balances of notes receivable due to the discounting banks at September 30, 2004 and June 30, 2004 were $3.1 million and $7.4 million, respectively. The Company is contingently liable for these unpaid balances to the extent the amounts are not paid to the bank by the end customer. The Company has determined that the carrying amount of its contingent liability under this guarantee was insignificant at September 30, 2004 and June 30, 2004 based on its past experience of discounting trade notes receivable.

DIONEX CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

     Except for historical information contained herein, the discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks, uncertainties and other factors that may cause actual results, performance or achievement, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such risks and uncertainties include: general economic conditions, foreign currency fluctuations, fluctuation in worldwide demand for analytical instrumentation, fluctuations in quarterly operating results, competition from other products, existing product obsolescence, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail below under the heading “Risks and Uncertainties.” Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. Dionex undertakes no obligation to update these forward-looking statements.

The Company

     Dionex Corporation (the “Company”) is a leading manufacturer and marketer of chromatography systems for chemical analysis. The Company’s systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical, petrochemical, power generation, food and electronic industries in a variety of applications.

Results of Operations — Three Months Ended September 30, 2004 and 2003

     Net sales for the first quarter of fiscal 2005 were $63.2 million, an increase of 19% compared with $53.3 million reported for the same period last year. The Company is subject to the effects of foreign currency fluctuations that have an impact on net sales and gross profit. Overall, currency fluctuations increased net sales by approximately 6% for the current quarter compared to the same period last year.

     Net sales increased over the prior year period in all geographic markets as indicated in the table below:

Percentage increase in net sales

	Q1 FY05	Q1 FY04
Total:	19%	13%
By geographic region:
North America	8%	15%
Europe	17%	12%
Asia/Pacific	42%	7%

Percentage of growth in net sales excluding currency fluctuations

	Q1 FY05	Q1 FY04
Total:	13%	8%
By geographic region:
North America	6%	14%
Europe	6%	3%
Asia/Pacific	37%	7%

     Net sales in Asia increased primarily due to continued growth in all major countries in this region: China, Japan, Korea, Australia and India.

     Gross profit for the first quarter of fiscal 2005 was 65.9%, down from the 66.2% reported for the same period last year. Gross profit was impacted by favorable currency fluctuations, offset by a change in product mix when compared to the same quarter last year.

     Operating expenses of $27.3 million for the first quarter of fiscal 2005 were up $3.6 million, or 15.2%, from the $23.7 million reported in the same quarter last year. As a percentage of sales, operating expenses were approximately 43% for the first quarter of fiscal 2005 as compared to 45% for the same period last year. Selling, general and administrative expenses increased $3.3 million, or 17%, to $22.4 million in the first quarter of fiscal 2005 compared to $19.2 million in fiscal 2004. The increase was due to currency fluctuations, costs associated with Sarbanes-Oxley Section 404 compliance activities, higher international selling and marketing costs related to the Company’s subsidiaries in Korea (established in October 2003) and in Australia (established in May 2004).

     Research and product development (R&D) costs of $4.9 million for the first quarter of fiscal 2005 increased $358,000 compared to $4.6 million reported for the same period last year. Increased spending in fiscal 2005 is primarily due to currency fluctuations and higher costs associated with the development of new products in both the Company’s IC and HPLC lines. Overall, the level of R&D spending varies depending on both the breadth of the Company’s R&D efforts and the stage of specific product development.

     Other income was $455,000 in the first quarter of fiscal 2005 compared to an expense of $332,000 in the same quarter of fiscal 2004. Other income in fiscal 2005 resulted primarily from a gain on the sale of marketable equity securities partially offset by losses on the Company’s currency hedging activities.

     The effective tax rate for the first quarter of fiscal 2005 was 35.1%, an increase from 32.5% for the first quarter a year ago. The increase was attributable to higher portion of foreign-sourced income and the expiration on June 30, 2004 of certain U.S. laws related to research tax credits. Legislation has been enacted that reinstates these research tax credits retroactive to July 1, 2004. The Company’s effective tax rate in the quarter ending December 31, 2004 will reflect these research credits.

Net income in the first quarter of fiscal 2005 was $9.7 million, or 15.3% of net sales, compared with $7.6 million, or 14.3% of net sales, reported for the same period last year. Diluted earnings per share for the first three months of fiscal 2005 were $0.45, an increase of 29%, compared with $0.35 in the same period last year.

Liquidity and Capital Resources

     At September 30, 2004, the Company had cash and cash equivalents of $61.6 million. The Company’s working capital was $106.3 million, an increase of $2.5 million from the working capital of $103.7 million reported at June 30, 2004. Cash generated by operating activities for the three months ended September 30, 2004 was $13.5 million compared with $13.1 million for the same period last year. The increase in operating cash flow was due primarily to the increase in net income and a reduction in accounts receivable, partially offset by a reduction in accounts payable and accrued liabilities.

     Cash used for investing activities was $0.4 million and $0.7 million in the first three months of fiscal 2005 and 2004, respectively. The decrease in cash used for investing activities was primarily related to capital expenditures being offset with proceeds from the sale of marketable securities.

     Cash used for financing activities was $9.3 million and $4.9 million for the first three months of fiscal 2005 and 2004, respectively. The increase was primarily attributable to the repurchase of 301,300 shares of common stock for $13.7 million in the first three months of fiscal 2005 compared with the repurchase of 282,100 shares of common stock for $11.1 million in the first three months of fiscal 2004, partially offset by the proceeds received from the sale of common stock for the exercise of employee stock options and from the employee stock purchase plan of $4.6 million in the first three months of fiscal 2005 compared with $5.9 million for the same period last year.

     At September 30, 2004, the Company has utilized $1.3 million of its $34.6 million in committed bank lines of credit, mainly due to borrowings related to the Company’s Japanese operations. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its $33.6 million bank lines of credit will be adequate to meet its cash requirements for fiscal 2005 and the foreseeable future.

     The following summarizes the Company’s contractual obligations at June 30, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less
		Than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Lines of Credit	$917	$917	$—	$—	$—
Long Term Debt	551	551	—	—	—
Operating Lease Obligations	15,307	3,752	4,655	2,251	4,379
Other Obligations	3,500	3,500	—	—	—

Total Contractual Commitments	$20,275	$8,720	$4,655	$2,251	$4,379

     At June 30, 2004, the Company had recorded $3.5 million of Other Obligations in its consolidated financial statements. Other Obligations relate to the earn-out from the acquisition of LC Packings in fiscal 2000.

     There have been no material changes to the Company’s contractual obligations outside ordinary business activities since June 30, 2004.

New Accounting Pronouncements

     In November 2003, the Emerging Issues Task Force (“EITF”) reached an interim consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue and provided additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary in reporting periods beginning after June 15, 2004. The adoption of this Issue did not have a material impact on the Company’s consolidated results of operations or financial position.

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

Revenue Recognition Policy

     The Company derives revenues from the sale of products and from services rendered to its customers including installation, training and maintenance. Generally, the Company’s products contain embedded software that is essential to its functionality.

     The Company recognizes revenues in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” and Statement of Position 97-2, “Software Revenue Recognition,” when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, collection is probable and vendor specific objective evidence exists to allocate revenue to the various elements of the arrangement. Vendor specific objective evidence is based on the price charged when an element is sold separately or, if not yet sold separately, when the price is established by authorized management. Delivery is generally considered to have occurred when shipped.

     The Company sells its equipment through its direct sales force and through distributors and resellers. Sales through distributors and resellers are recognized as revenue upon sale to the distributor or reseller as these sales are considered to be final and no right of return or price protection exists. Customer acceptance is generally limited to performance under the Company’s published product specifications. When additional customer acceptance conditions apply, all revenue related to the sale is deferred until acceptance is obtained. The Company’s equipment typically includes a one-year warranty. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

     Installation and training services are not considered to be essential to the functionality of the Company’s products, and revenue related to these items is recognized when the services are completed. The Company recognize maintenance fees ratably over the period of the related maintenance contract. Maintenance consists of product repair services, unspecified software upgrades and telephone support.

Loss Provisions on Accounts Receivable and Inventory

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company assesses collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, independent credit reports, industry trends and the macro-economic environment. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of the Company’s revenue for any period. Historically, the Company has not experienced significant bad debt losses.

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

Long-Lived Assets, Intangible Assets with Finite Lives and Goodwill

     The Company assesses the impairment of long-lived assets, intangible assets with finite lives and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, the Company assesses goodwill for impairment at least annually. Factors the Company considers important that could trigger an impairment review include but are not limited to the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends; and

•	significant changes or developments in strategic technology.

     When the Company determines that the carrying value of long-lived assets, intangible assets with finite lives may not be recoverable based upon the existence of one or more of the above or other indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk inherent in the Company’s current business model. Goodwill is tested for impairment by comparing the fair values of related reporting units to their carrying values. The Company completed a review in fiscal 2004 and no impairment was necessary.

Warranty

     Product warranties are recorded at the time revenue is recognized for certain product shipments based on historical experience. While the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from the Company’s previous estimates, revisions to the estimated warranty liability would be required.

Income Taxes

     As part of the process of preparing our consolidated financial statements, the Company is required to estimate our income taxes in each of the jurisdictions in which it operate. This process involves us estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization, and inventory reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheets.

     The Company must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. In the event that actual results differ from these estimates, the Company may need to establish a valuation allowance that could materially impact its financial position and results of operations.

Risks and Uncertainties

The continuation or spread of the current economic uncertainty inkey markets would likely harm the Company’s operating results.

The Company sells products in many geographical regions throughout the world. If economic conditions in any of these regions decline or continue to decline, the demand for the Company’s products is likely to be reduced. Despite economic uncertainty in Europe, the Company showed continued growth in the European market; however, a continuation of an economic downturn in any of its major markets would likely harm its results of operations.

Foreign currency fluctuations and other risks related to international operations may adversely affect the Company’s operating results.

The Company derived approximately 65% of its net sales from outside North America in the three months ended September 30, 2005 and expects to continue to derive the majority of net sales from outside North America for the foreseeable future. Most of the Company’s sales outside North America are denominated in the local currency of its customers. As a result, the U.S. dollar value of its net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on the Company’s results of operations. Tariffs and other trade barriers, difficulties in staffing and managing foreign operations, changes in political environments, interruptions in overseas shipments and changes in tax laws may also impact international sales negatively.

Fluctuation in worldwide demand for analytical instrumentation could affect the Company’s operating results.

The demand for analytical instrumentation products can fluctuate depending upon capital expenditure and/or R&D expenditure cycles. Most companies consider the Company’s instrumentation products to be capital equipment and customers may be unable to secure the necessary capital expenditure approvals due to general economic or customer specific conditions. Significant fluctuations in demand could harm the Company’s results of operations.

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

The Company’s revenues depend on successfully competing for market share in a highly competitive market.

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

The Company’s ability to maintain inventories and meet customer demand for its products is critical to its operating results.

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

The Company’s executive officers and other key employees are critical to its business, they may not remain with the Company in the future and finding talented replacements would be difficult.

The operations of the Company require managerial and technical expertise. Each of the executive officers and key employees located in the United States is employed “at will” and may leave the employment of the Company at any time. In addition, the Company’s headquarters are located in Sunnyvale, California, where the demand for qualified personnel is high and is likely to remain so for the foreseeable future. As a result, competition for personnel is intense and the turnover rate for qualified personnel is comparatively high. The loss of any of the Company’s executive officers or key employees could cause the Company to incur increased operating expenses and divert senior management resources in searching for replacements. An inability to hire, train and retain sufficient numbers of qualified employees would seriously affect the Company’s ability to conduct its business.

The success of the Company’s business is dependent in part on protection of proprietary information and inventions. Obtaining and protecting the Company’s proprietary products, processes and technologies can be difficult and expensive.

Patent and trade secret protection is important to the Company because developing new technologies and products is time-consuming and expensive. The Company owns many U.S. and foreign patents and intends to apply for additional patents to cover its technology and products. The Company may be unable to obtain issued patents from any pending or future patent applications that it owns. The claims allowed under any issued patents may not be sufficiently broad to protect its technology. Third parties may seek to challenge, circumvent or invalidate issued patents that the Company owns.

In addition to its patents, the Company has a vast number of unpatented proprietary products and know-how. The measures employed by the Company to protect this technology, such as maintaining the confidentiality of proprietary information and relying on trade secret laws, may be inadequate.

The Company may incur significant expense in any legal proceedings to protect its proprietary rights.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to financial market risks, including changes in foreign currency rates, interest rates and marketable equity securities, as well as debt and interest expense.

Foreign Currency Exchange Revenues generated from international operations are generally denominated in foreign currencies. The Company enters into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At September 30, 2004, the Company had forward exchange contracts to sell foreign currencies totaling $16.1 million dollars, including approximately $7.7 million in Euros, $7.6 million in Japanese yen and $0.8 million in Canadian dollars. The foreign exchange contracts at the end of each fiscal quarter mature within the following quarter. Additionally, contract values and fair market values are the same. A sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to hedging contracts and underlying balances being hedged at September 30, 2004 indicated that these market movements would not have a material effect on the Company’s business, operating results or financial condition.

Foreign currency rate fluctuations can impact the U.S. dollar translation of the Company’s foreign operations’ financial statements into the Company’s consolidated financial statements. Currency fluctuations increased reported sales by 6% for the quarter ended September 30, 2004 compared to 5% for the quarter ended September 30, 2003.

Interest and Investment Income The Company’s interest and investment income is subject to changes in the general level of interest rates. Changes in interest rates affect the interest earned on its cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the Company’s investment balances at September 30, 2004 indicated that such market movement would not have a material effect on the Company’s business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending upon actual balances and changes in the timing and amount of interest rate movements.

Marketable Equity Securities The Company is exposed to market price risks on its marketable equity securities. These investments are in publicly traded companies in the laboratory analytical instruments sector. The Company does not attempt to reduce or eliminate its market exposure on these securities. A 50% adverse change in the equity price would result in an approximate $567,000 decrease in the fair value of its marketable equity securities as of September 30, 2004.

Debt and Interest Expense A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the Company’s outstanding debt balance at September 30, 2004, indicated that such market movement would not have a material effect on its business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on the level of the Company’s outstanding debt and changes in the timing and amount of interest rate movements.

ITEM 4. CONTROL AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures as of September 30, 2004 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

DIONEX CORPORATION

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Dionex repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. Dionex started a series of repurchase programs in 1989 with the Board of Directors authorizing future repurchases of an aggregate of 1.5 million shares of common stock in April 2002 as well as authorizing the repurchase of additional shares of common stock equal to the number of common shares issued pursuant to the Company’s employee stock plans.

     The following table indicates common shares repurchased and additional shares added to the repurchase program during the three months ended September 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total		Maximum
			Shares		Number of
			Purchased	Additional	Shares that
	Total		as Part of	Shares	May Yet Be
	Number	Avg.	Publicly	Authorized	Purchased
	of Shares	Price Paid	Announced	for	Under the
Period	Purchased	per Share	Program(1)	Purchase (1)	Program (1)
Jul. 1 - 31, 2004	20,800	$47.33	2,164,600	26,685	1,728,134
Aug. 1 - 31, 2004	280,500	$45.41	2,445,100	91,014	1,538,648
Sep. 1 - 30, 2004	—	—	2,445,100	26,536	1,565,184

(1)	The current repurchase of 1.5 million shares of common stock plus that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to that date.

Item 6. EXHIBITS

Exhibit
Number	Description	Reference
3.1	Restated Certificate of Incorporation, filed November 6, 1996	(3)

3.2	Bylaws, as amended on July 29, 2002	(7)

4.1	Shareholder Rights Agreement dated January 21, 1999, between the Registrant and BankBoston N.A.	(4)

10.1	Agreement, effective as of January 1, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.2	Memorandum agreement, dated March 14, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.3	Agreement, dated March 6, 1975, between International Plasma Corporation and the former Dionex Corporation	(1)

10.4	Consent to Assignment executed as of March 26, 1980, between the Dow Chemical Company and the former Dionex Corporation	(1)

10.5	Amendatory Agreement, effective as of November 1, 1981, between The Dow Chemical Company and the Registrant (with certain confidential information deleted)	(1)

10.6	Amendatory Agreement, effective as of July 1, 1982, between The Dow Chemical Company and the Registrant (with certain confidential information deleted)	(1)

10.7	Registrant’s Medical Care Reimbursement Plan (Exhibit 10.17)	(1)

10.8	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Registrant (Exhibit 10.15)	(6)

Exhibit
Number	Description	Reference
10.9	1988 Directors’ Stock Option Plan (and related stock option grant form) (Exhibit 10.20)	(2)

10.10	Dionex Corporation Stock Option Plan, as amended and restated (formerly, the 1990 Stock Option Plan) (Exhibit 10.12)	(5)

10.12	Registrant’s Stock Option Plan (Exhibit 10.12)	(9)

10.13	Registrant’s Employee Stock Participation Plan (Exhibit 10.13)	(9)

21.1	Subsidiaries of Registrant	(9)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the indicated exhibit in Amendment No. 1 of the Registrant’s Registration Statement on Form S-1 filed December 7, 1982.

(2)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed September 27, 1988.

(3)	Incorporated by reference to the corresponding exhibit in the Registrant’s Annual Report on Form 10-Q filed February 13, 1997.

(4)	Incorporated by reference to the corresponding exhibit in the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999.

(5)	Incorporated by reference to the indicated exhibit in the Registrant’s Statement on Form S-8 filed December 22, 1999.

(6)	Incorporated by reference to the indicated exhibit in the Registrant’s Quarterly Report on Form 10-Q filed February 14, 2001.

(7)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed August 28, 2002.

(8)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed September 24, 2003.

(9)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed September 10, 2004.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION
Date: November 8, 2004	By:	/s/ Lukas Braunschweiler
Lukas Braunschweiler
President, Chief Executive Officer and Director

By:	/s/ Craig A. McCollam
Craig A. McCollam
Vice President and Chief Financial Officer

Exhibit Index

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.