Form 10-Q
period 2004-12-31
DIONEX CORP /DE
filed 2005-02-09
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11250

DIONEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2647429

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1228 Titan Way, Sunnyvale, California	94085

(Address of principal executive offices)	(Zip Code)

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

YES ☑	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☑	NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 4, 2005:

CLASS	NUMBER OF SHARES

Common Stock	20,830,306

DIONEX CORPORATION
INDEX

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATED BALANCE SHEETS December 31, 2004 and June 30, 2004	3

	CONDENSED CONSOLIDATED STATEMENTS OF INCOME Three Months Ended December 31, 2004 and 2003	4

	CONDENSED CONSOLIDATED STATEMENTS OF INCOME Six Months Ended December 31, 2004 and 2003	5

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended December 31, 2004 and 2003	6

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-14

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15-28

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	28-29

ITEM 4.	CONTROLS AND PROCEDURES	29-30

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS	32

ITEM 6.	EXHIBITS	33-34

SIGNATURES		35

EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

DIONEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	December 31,	June 30,
	2004	2004
ASSETS

Current assets:
Cash and cash equivalents	$71,600	$57,182
Short-term investments	1,948	1,604
Accounts receivable (net of allowance for doubtful accounts of $824 at December 31, 2004 and $760 at June 30, 2004)	56,854	53,128
Inventories	26,322	24,838
Deferred taxes	11,427	10,293
Prepaid expenses and other	4,321	3,875

Total current assets	172,472	150,920

Property, plant and equipment, net	50,119	46,656
Goodwill	25,487	24,675
Intangible assets, net	3,726	4,357
Other assets	8,632	8,857

	$260,436	$235,465

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable to banks	$1,265	$1,468
Accounts payable	9,471	8,113
Accrued liabilities	34,872	31,822
Income taxes payable	1,682	2,214
Accrued product warranty	3,981	3,584

Total current liabilities	51,271	47,201

Deferred taxes	3,700	3,557
Other long-term liabilities	907	1,253

Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding:
20,773,905 shares at December 31, 2004 and 20,840,881 shares at June 30, 2004)	117,564	103,943
Retained earnings	70,038	71,217
Accumulated other comprehensive income	16,956	8,294

Total stockholders’ equity	204,558	183,454

	$260,436	$235,465

See notes to condensed consolidated financial statements.

DIONEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2004	2003
Net sales	$74,152	$65,539
Cost of sales	24,673	21,837

Gross profit	49,479	43,702

Operating expenses:
Selling, general and administrative	25,417	22,894
Research and product development	5,397	5,027

Total operating expenses	30,814	27,921

Operating income	18,665	15,781

Interest income	337	194
Interest expense	(80)	(31)
Other income (expense), net	(142)	4

Income before taxes	18,780	15,948
Taxes on income	6,053	5,183

Net income	$12,727	$10,765

Basic earnings per share	$0.61	$0.51

Diluted earnings per share	$0.59	$0.49

Shares used in computing per share amounts:

Basic	20,783	21,135

Diluted	21,647	21,985

See notes to condensed consolidated financial statements.

DIONEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	December 31,
	2004	2003
Net sales	$137,360	$118,815
Cost of sales	46,249	39,845

Gross profit	91,111	78,970

Operating expenses:
Selling, general and administrative	47,835	42,062
Research and product development	10,326	9,598

Total operating expenses	58,161	51,660

Operating income	32,950	27,310

Interest income	539	316
Interest expense	(132)	(104)
Other income (expense), net	313	(328)

Income before taxes	33,670	27,194
Taxes on income	11,279	8,838

Net income	$22,391	$18,356

Basic earnings per share	$1.08	$0.87

Diluted earnings per share	$1.04	$0.84

Shares used in computing per share amounts:

Basic	20,750	21,058

Diluted	21,570	21,885

See notes to condensed consolidated financial statements.

DIONEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net income	$22,391	$18,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,051	2,835
Gain on sale of marketable securities	(646)	—
Tax benefit related to stock option plans	3,456	3,753
Deferred taxes	(754)	(795)
Changes in assets and liabilities:
Accounts receivable	(243)	1,806
Inventories	933	2,365
Prepaid expenses and other assets	(2,075)	(1,232)
Accounts payable	1,014	822
Accrued liabilities	1,442	(822)
Income taxes payable	(950)	(4,197)
Accrued product warranty	157	56

Net cash provided by operating activities	27,776	22,947

Cash flows from investing activities:
Proceeds from sale of marketable securities	960	—
Purchase of property, plant and equipment	(3,707)	(2,312)
Acquisition of other intangible assets	—	(975)
Other	20	59

Net cash used for investing activities	(2,727)	(3,228)

Cash flows from financing activities:
Net change in revolving line of credit	—	322
Principal payments on debt	(274)	(324)
Proceeds from issuance of common stock	12,784	11,734
Repurchase of common stock	(26,189)	(13,574)

Net cash used for financing activities	(13,679)	(1,842)

Effect of exchange rate changes on cash	3,048	2,570

Net increase in cash and equivalents	14,418	20,447
Cash and equivalents, beginning of period	57,182	46,831

Cash and equivalents, end of period	$71,600	$67,278

Supplemental disclosures of cash flow information:
Income taxes paid	$9,218	$9,437
Interest paid	$93	$72

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

2. New Accounting Pronouncements

     In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. The Company continues to assess the potential impact the adoption of the proposed FSP could have on the Company’s consolidated financial statements.

     In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” (SFAS No. 151) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company continues to assess the potential impact the adoption of SFAS No. 151 could have on the Company’s consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which eliminates the alternative of applying the intrinsic value measurement to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company has not yet quantified the effects of the adoption SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards are disclosed in Note 11. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effect of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

     SFAS 123R will be effective for the Company’s fiscal quarter beginning July 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS No. 153) which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company expects that the adoption of SFAS No. 153 will not have any impact on the Company’s consolidated financial statements.

3. Marketable Securities

     During the year ended June 30, 2004, the Company acquired debt instruments with maturities of more than one year. These securities are classified as “held-to-maturity” securities. At December 31, 2004, the aggregate unamortized value of these securities was

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

approximately $4.6 million, of which approximately $980,000 and $3.6 million are classified on the balance sheet as “short-term investments” and “other assets”, respectively. The aggregate amount of unrealized losses for these securities was approximately $61,000 at December 31, 2004, all of which had been in a loss position for less than 12 months.

4. Inventories

     Inventories consist of (in thousands):

	December 31, 2004	June 30, 2004
Finished goods	$13,816	$13,208
Work in process	2,533	2,654
Raw materials	9,973	8,976

	$26,322	$24,838

5. Comprehensive Income

     Comprehensive income is the change in stockholders’ equity arising from transactions other than investments by owners and distributions to owners. For the Company, the significant components of comprehensive income, other than net income, are foreign currency translation adjustments and net unrealized gains or losses on securities available for sale. The components of accumulated other comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income, as reported	$12,727	$10,765	$22,391	$18,356
Foreign currency translation adjustments	7,792	5,815	8,878	7,290
Unrealized gain/(loss) on securities available for sale, net	(100)	84	(216)	164

Comprehensive income	$20,419	$16,664	$31,053	$25,810

6. Common Stock Repurchases

     During the three months ended December 31, 2004, the Company repurchased 219,900 shares of its common stock on the open market for approximately $12.5 million (at an average repurchase price of $56.69 per share), compared with 53,900 shares repurchased for approximately $2.5 million (at an average repurchase price of $45.62 per share) in the same period in the previous fiscal year.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     During the six months ended December 31, 2004, the Company repurchased 521,200 shares of its common stock on the open market, for approximately $26.2 million (at an average repurchase price of $50.25 per share) compared with 336,000 shares repurchased for approximately $13.6 million(at an average repurchase price of $40.39 per share), in the same period in the prior year.

     During the year ended June 30, 2004, the Company repurchased a total of 1,116,300 shares of its common stock on the open market for approximately $53.7 million (at an average repurchase price of $48.11 per share).

7. Earnings Per Share

     Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.

     The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Numerator:
Net Income	$12,727	$10,765	$22,391	$18,356

Denominator:
Weighted average shares used to compute net income per common share — basic	20,783	21,135	20,750	21,058
Effect of dilutive stock options	864	850	820	827

Weighted average shares used to compute net income per common share — diluted	21,647	21,985	21,570	21,885

Basic earnings per share	$0.61	$0.51	$1.08	$0.87

Diluted earnings per share	$0.59	$0.49	$1.04	$0.84

     Antidilutive common equivalent shares related to stock options are excluded from the calculation of diluted shares. At December 31, 2004 all stock options were included in the diluted earnings per share calculation; however, at December 31, 2003 approximately 12,000 shares were excluded from the computation because they were anti-dilutive.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Goodwill and Other Intangible Assets

     Information regarding the Company’s goodwill and other intangible assets reflects current foreign exchange rates.

     Changes in the carrying amount of goodwill for the six months ended December 31, 2004 are as follows (in thousands):

Total
Balance as of July 1, 2004	$24,675
Goodwill acquired during the period	—
Translation adjustments	812

Balance as of December 31, 2004	$25,487

     The Company performed an annual impairment test of goodwill as of April 2004 and determined that goodwill was not impaired.

     Information regarding the Company’s other intangible assets follows (in thousands):

	As of December 31, 2004			As of June 30, 2004
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Developed Technology	10,310	(7,739)	2,571	9,750	(6,505)	3,245
Other	1,314	(159)	1,155	1,186	(74)	1,112

Total	$11,624	$(7,898)	$3,726	$10,936	$(6,579)	$4,357

     The Company amortizes developed technology over a period of three to seven years; the remaining weighted average amortization period for this category approximates two years. The Company amortizes other intangibles over a period of five to ten years; the remaining weighted average amortization period for this category approximates eight years.

     Amortization expense related to intangible assets was $423,000 and $814,000, respectively, for the three months and six months ended December 31, 2004 as compared to $368,000 and $713,000, respectively, for the three months and six months ended December 31, 2003. The estimated amortization for each of the five fiscal years subsequent to June 30, 2004 is as follows:

Year Ending	Amortization
June 30,	Expense
2005	$1,644
2006	1,234
2007	867
2008	361
2009	149
Thereafter	102

Total	$4,357

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Warranty

     Product warranties are recorded at the time revenue is recognized for certain product shipments. Warranty expense is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from our estimates, revisions to the warranty liability would be required.

     Details of the change in accrued product warranty for the six months ended December 31, 2004 and 2003 are as follows (in thousands):

	Balance	Provision		Actual	Balance
	Beginning	for		Warranty	End of
	of Period	Warranties(2)	Other(1)	Costs Incurred(3)	Period
Accrued Product Warranty
Six Months Ended:
December 31, 2004	$3,584	1,228	239	(1,070)	$3,981

December 31, 2003	$3,188	1,070	196	(1,021)	$3,433

(1)	Effects of exchange rate changes
(2)	Provision for warranties related to products sold during the period
(3)	Costs of warranty claims processed during the period

10. Commitments

     One of the Company’s foreign subsidiaries discounts trade notes receivable with banks. The uncollected balances of notes receivable due to the discounting banks at December 31, 2004 and June 30, 2004 were $3.0 million and $7.4 million, respectively. The Company is contingently liable for these unpaid balances to the extent the amounts are not paid to the bank by the end customer. The Company has determined that the carrying amount of its contingent liability under this guarantee was insignificant at December 31, 2004 and June 30, 2004 based on its past experience of discounting trade notes receivable.

11. Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations in accounting for its stock-based compensation plans. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

     Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) sets forth a fair-value

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income, as reported	$12,727	$10,765	$22,391	$18,356
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,227	1,415	3,075	2,783

Pro forma net income	$11,500	$9,350	$19,316	$15,573

Earnings per share:

Basic — as reported	$0.61	$0.51	$1.08	$0.87

Basic — pro forma	$0.55	$0.44	$0.93	$0.74

Diluted — as reported	$0.59	$0.49	$1.04	$0.84

Diluted — pro forma	$0.53	$0.43	$0.89	$0.71

     The resulting pro forma compensation expense may not be representative of the amount to be expected for the year ending June 30, 2005. Pro forma compensation expense may be greater as additional options are granted.

     The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 47% for 2005 and 49% for 2004, expected life of options of 5.6 years for 2005 and 5.9 years for 2004, risk free interest rate of approximately 3.56% in 2005 and 3.30% in 2004 and a dividend yield of 0% for fiscal years 2005 and 2004, respectively.

     The Black-Scholes option-pricing model was developed for estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

assumptions, including expected stock price volatility. The Company’s employee stock options have characteristics significantly different from publicly traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

DIONEX CORPORATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

     Except for historical information contained herein, the discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such risks and uncertainties include: general economic conditions, foreign currency fluctuations, fluctuations in worldwide demand for analytical instrumentation, fluctuations in quarterly operating results, competition from other products, existing product obsolescence, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail below under the heading “Risks and Uncertainties.” Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. Dionex undertakes no obligation to update these forward-looking statements.

The Company

     Dionex Corporation (the “Company”) is a leading manufacturer and marketer of chromatography systems for chemical analysis. The Company’s systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical, petrochemical, power generation, food and electronic industries in a variety of applications.

Results of Operations – Three Months Ended December 31, 2004 and 2003

     Net sales for the second quarter of fiscal 2005 were $74.2 million, an increase of 13% compared with $65.5 million reported for the same period in the prior year. The Company is subject to the effects of foreign currency fluctuations that have an impact on net sales and gross profit. Overall, currency fluctuations increased reported net sales by approximately 5% for the three months ended December 31, 2004 compared to 9% for the same period in the prior year.

     Net sales increased over the prior year in all geographic markets as indicated in the table below:

Percentage increase in net sales
for three months ended December 31, 2004

	Dec. 31, 2003	Dec. 31, 2002
	to	to
	Dec. 31, 2004	Dec. 31, 2003
Total:	13%	20%

By geographic region:

North America	14%	1%
Europe	15%	26%
Asia/Pacific	10%	41%

Percentage of growth in net sales excluding currency fluctuations
Three months ended

	Dec. 31, 2003 to	Dec. 31, 2002 to
	Dec. 31, 2004	Dec. 31, 2003
Total:	8%	11%

By geographic region:

North America	13%	-1%
Europe	5%	10%
Asia/Pacific	8%	33%

     Net sales in North America increased primarily due to the economic recovery over the previous year in the United States and Canada. Net sales in Europe continued to increase primarily due to good growth in several countries, including Germany which reported good growth after several quarters of weaker results. Net sales in the Asia/Pacific region continued to increase primarily due to continued growth in China, Korea and Australia, partially offset by flat net sales in Japan compared to an unusually strong net sales performance in the second quarter last year.

     Gross margin for the second quarter ended December 31, 2004 was 66.7%, consistent with the gross margin reported for the same period last year. Gross margin can be affected by currency fluctuations as well as changes in product mix. The Company anticipates gross margin to be approximately 65-66% for the third and fourth quarters of fiscal 2005.

     Operating expenses of $30.8 million for the second quarter of fiscal 2005 increased $2.9 million, or 10%, from the $27.9 million reported in the same quarter last year. As a percentage of sales,

operating expenses decreased to 42% for the three months ended December 31, 2004 compared to 43% for the same quarter last year. Currency fluctuations increased operating expenses by 4% for the quarter.

     Selling, general and administrative (SG&A) expenses increased $2.5 million or 11%, to $25.4 million in the three months ended December 31, 2004 as compared to $22.9 million for the same quarter last year. However, as a percentage of sales, SG&A expenses decreased to 34.3% for the second quarter of fiscal 2005 compared to 34.9% for the same quarter last year. The increase in SG&A expenses was due to currency fluctuations, costs associated with Sarbanes-Oxley Section 404 compliance activities and the Company’s expansion efforts in Asia that relate primarily to additional headcount and associated travel expenses, including the addition of nine full-time employees to open a direct sales and marketing subsidiary in Australia on May 11, 2004.

     Research and product development (R&D) costs of $5.4 million for the three months ended December 31, 2004 increased $370,000, or 7%, from the $5.0 million reported in the same period last year. Increased spending in the three months ending December 31, 2004 is primarily due to currency fluctuations and higher costs associated with continued development of new products in both the Company’s IC and HPLC lines. Overall, the level of R&D spending varies depending on both the breadth of the Company’s R&D efforts and the stage of specific product development.

     Other expense was $142,000 in the three months ended December 31, 2004 compared to income of $4,000 for the same period in the prior year. Other expense in fiscal 2005 resulted primarily from foreign exchange losses on currency hedging activities.

     The effective tax rate for the three months ended December 31, 2004 was 32.2%, down from 32.5% reflected in the same period last year. The lower tax rate was due to the recognition of certain U.S. research tax credits which were not allowed to be recognized in the three months ended September 30, 2004; this impact approximated 1.3 percentage points. Legislation enacted during the three months ended December 31, 2004 reinstated the research tax credit retroactive to July 1, 2004. Additionally, the Company’s tax rate reflects fluctuations in the Company’s geographical mix of business.

     Net income in the three months ended December 31, 2004 increased 18% to $12.7 million compared with $10.8 million reported for the same period last year. Diluted earnings per share for the three months ended December 31, 2004 were $.59, an increase of 20% over the $.49, reported for the same period last year.

Results of Operations – Six Months Ended December 31, 2004 and 2003

     Net sales for the six months ended December 31, 2004 were $137.4 million, an increase of approximately 16% over the $118.8 million reported for the same period last year. The Company is subject to the effects of foreign currency fluctuations that have an impact on net sales and gross profit. Overall, currency fluctuations increased net sales by approximately 5% for the first six months of fiscal 2005 and by approximately 7% for the same period last year.

     Net sales increased over the prior year period in all geographic markets as indicated in the table below:

Percentage increase in net sales
Six months ended December 31, 2004

	Dec. 31, 2003 to	Dec. 31, 2002 to
	Dec. 31, 2004	Dec. 31, 2003
Total:	16%	17%

By geographic region:

North America	11%	8%
Europe	16%	21%
Asia/Pacific	23%	25%

Percentage of growth in net sales excluding currency fluctuations
Six months ended December 31, 2004

	Dec. 31, 2003 to	Dec. 31, 2002 to
	Dec. 31, 2004	Dec. 31, 2003
Total:	10%	10%

By geographic region:

North America	10%	6%
Europe	5%	7%
Asia/Pacific	20%	21%

     Net sales in North America increased primarily due to improvements in economic conditions. Net sales in Europe increased primarily due to strong growth in certain countries and the return to growth in Germany in the second quarter. Net sales in the Asia/Pacific region increased primarily due to strong growth throughout the region.

     Gross margin for the first six months of fiscal 2005 was 66.3%, a slight decrease from the 66.5% reported for the same period last year. Gross margin was lower due to product mix.

     Operating expenses of $58.1 million for the first six months of fiscal 2005 increased $6.5 million, or 13%, from the $51.7 million reported for the same period last year. As a percentage of sales, operating expenses in the first six months of fiscal year 2005 were 42%, compared with 43% in the same period last year.

     SG&A expenses were $47.8 million for the first six months of fiscal 2005, an increase of 14% compared with the $42.1 million reported in the same period last year. The increase in SG&A expenses was due to currency fluctuations, costs associated with Sarbanes-Oxley Section 404 compliance activities, and the Company’s expansion efforts internationally in Europe and Asia that relate primarily to additional headcount and associated travel expenses, as previously discussed.

     R&D costs for the first six months of fiscal 2005 were $10.3 million, an increase of 8% compared with the $9.6 million reported in the same period last year. However, as a percentage of sales, R&D costs were 8% in both fiscal years. R&D costs in the first half of fiscal 2005 increased due to the Company’s higher spending to develop the Company’s IC and HPLC products and the effects of currency fluctuations. The level of R&D spending varies depending on both the breadth of the Company’s R&D efforts and the stage of specific product development.

     Other income was $313,000 for the first six months of fiscal 2005 primarily due to a gain on the sale of marketable equity securities partially offset by losses on the Company’s currency hedging activities. Other expense was $328,000 for the first six months of fiscal 2004, resulting from losses incurred in the Company’s hedging activities.

     The effective tax rate for the first six months of fiscal 2005 was 33.5%, up from 32.5% for the same period last year. The increase was attributable to a higher portion of foreign-sourced income in the current fiscal year. The Company’s tax rate is subject to fluctuation due to changes in tax regulations in the jurisdictions in which the Company does business.

     Net income for the first six months of fiscal 2005 was $22.4 million, an increase of 22% compared with $18.4 million reported for the same period last year. Diluted earnings per share for the first six months of fiscal 2005 were $1.04, an increase of 24% over the $.84 reported for the same period last year.

Liquidity and Capital Resources

     At December 31, 2004, the Company had cash and cash equivalents of $73.5 million. The Company’s working capital was $121.2 million, an increase of $17.5 million from the $103.7 million reported at June 30, 2004. Cash generated by operating activities for the six months ended December 31, 2004 was $27.8 million compared with $23.0 million for the same period last year. The increase in operating cash flow was primarily due to increases in net income, accounts payable and accrued expenses and a smaller increase in income taxes payable, partially offset by a gain on the sale of marketable securities and an increase in accounts receivable and prepaid expenses and other assets.

     Cash used for investing activities was $2.7 million and $3.2 million in the six months ended December 31, 2004 and 2003, respectively. Capital expenditures for the six months of fiscal 2005 were $3.7 million and include an offset of proceeds from the sale of marketable securities of $960,000. Capital expenditures for the first six months of fiscal 2005 include costs to implement several information technology and business-related strategic initiatives. For the first six months of fiscal 2004 investing activities included capital expenditures of $2.3 million and the acquisition of intangibles related to the acquisition of our Korean subsidiary totaling $975,000. Capital expenditures in fiscal 2004 included building improvements at the corporate headquarters and computer hardware and software spending in connection with the Company’s website.

     Cash used for financing activities was $13.7 million and $1.8 million in the first six months of fiscal 2005 and 2004, respectively. The increase is primarily attributable to the repurchase of 521,200 shares of the Company’s common stock for $26.2 million in fiscal 2005 (at an average repurchase price of $50.25 per share) compared with 336,000 shares for $13.6 million in fiscal 2004 (at an average repurchase price of $40.39 per share), partially offset by proceeds received from the issuance of common stock for the exercise of employee stock options and from the employee stock purchase plan of $12.8 million in fiscal 2005 and $11.7 million in fiscal 2004.

     At December 31, 2004, the Company had utilized $1.3 million of its $35.3 million in committed bank lines of credit, mainly due to borrowings related to the Company’s Japanese operations. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its bank lines of credit will be adequate to meet its cash requirements for fiscal 2005 and the foreseeable future, and at least the next twelve months.

     The following table summarizes the Company’s contractual obligations at June 30, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands):

Contractual Obligations	Payments Due by Period
		Less
		Than 1	1-3	4-5	After 5
	Total	Year	Years	Years	Years
Lines of Credit	$917	$917	$—	$—	$—
Mortgage Note Payable	551	551	—	—	—
Operating Lease Obligations	15,307	3,752	4,655	2,521	4,379
Other Obligations	3,500	3,500	—	—	—

Total Contractual Commitments	$20,275	$8,720	$4,655	$2,521	$4,379

     At June 30, 2004, the Company had recorded $3.5 million of Other Obligations in its consolidated financial statements. Other Obligations relate to the earn-out from the acquisition of LC

Packings in fiscal 2000 and recorded within “Accrued Liabilities”. This earn-out payment in “other obligations” was made in January 2005.

     There have been no material changes to the Company’s contractual obligations outside ordinary business activities since June 30, 2004.

New Accounting Pronouncements

     In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. The Company continues to assess the potential impact the adoption of the proposed FSP could have on the Company’s consolidated financial statements.

     In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs “ (SFAS No. 151) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company continues to assess the potential impact the adoption of SFAS No. 151 could have on the Company’s consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which eliminates the alternative of applying the intrinsic value measurement to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

     The Company has not yet quantified the effects of the adoption SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards are disclosed in Note 12. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effect of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

     SFAS 123R will be effective for the Company’s fiscal quarter beginning July 1, 2005, and requires the use of the Modified

Prospective Application Method. Under this method SFAS 123R applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS No. 153) which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company expects that the adoption of SFAS No. 153 will not have any impact on the Company’s consolidated financial statements.

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

     The Company recognizes revenues in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” and Statement of Position 97-2, “Software Revenue Recognition,” when persuasive evidence of an arrangement exists, the product or service has been delivered, the price is fixed or determinable, collection is probable and vendor specific objective evidence exists to allocate revenue to the various elements of the arrangement. Vendor specific objective evidence is based on the price charged when an element is sold separately or, if not yet sold separately, when the price is established by authorized management. Delivery is generally considered to have occurred when shipped.

     The Company sells its equipment through its direct sales force and through distributors and resellers. Sales through distributors and resellers are recognized as revenue upon sale to the distributor or reseller as these sales are considered to be final and no right of return or price protection exists. When the distributor is the primary obligor in the arrangement, has latitude in establishing prices and has credit risk, the Company records revenue based on amounts invoiced to the distributor (rather than the amount invoiced by the distributor to the end users). When the Company is the primary obligor in the arrangement, has latitude in establishing price and has credit risk, the Company records revenue based on amounts invoiced to the end customer (with the related commissions paid to the distributors reported as sales and marketing expense). Customer acceptance is generally limited to performance under the Company’s published product specifications. When additional customer acceptance conditions apply, all revenue related to the sale is deferred until acceptance is obtained. The Company’s equipment typically includes a one-year warranty. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

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

     When the Company determines that the carrying value of long-lived assets, intangible assets with finite lives may not be recoverable based upon the existence of one or more of the above or other indicators, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk inherent in the Company’s current business model. Goodwill is tested for impairment by comparing the fair values of related reporting units to their carrying values. The Company completed its annual review in April, 2004 and no impairment was necessary.

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

Income Taxes

     As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company’s estimate of its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization, and inventory reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheets.

     The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. In the event that actual results differ from these estimates, the Company may need to establish a valuation allowance that could materially impact its financial position and results of operations.

Risks and Uncertainties

The continuation or spread of the current economic uncertainty in key markets would likely harm the Company’s operating results.

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

     The Company derived approximately 68% of its net sales from outside North America in the six months ended December 31, 2004 and expects to continue to derive the majority of net sales from outside North America for the foreseeable future. Most of the Company’s sales outside North America are denominated in the local currency of its customers. As a result, the U.S. dollar value of the Company’s net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on the Company’s results of operations. Tariffs and other trade barriers, difficulties in staffing and managing foreign operations, changes in political environments, interruptions in overseas shipments and changes in tax laws may also impact international sales negatively.

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

The Company’s failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on its stock price.

     The Company is in the process of documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of the Company’s internal control over financial reporting and a report by the Company’s independent registered public accountants attesting to and reporting these assessments. During the course of the Company’s testing, the Company may identify deficiencies that cannot be remediated in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if the Company fails to maintain the adequacy of its internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, it may not be able to ensure that it can conclude in future periods that its has effective internal control over financial reporting in accordance with Section 404. If the Company cannot favorably assess, or its independent registered accountants are unable to provide an unqualified attestation report on the Company’s assessment of, the effectiveness of its internal control over financial reporting, investor confidence in the reliability of the Company’s financial reports may be adversely affected, which could have a material adverse effect on the Company’s stock price.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is exposed to financial market risks, including changes in foreign currency rates, interest rates and marketable equity securities, as well as debt and interest expense.

Foreign Currency Exchange Revenues generated from international operations are generally denominated in foreign currencies. The Company enters into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At December 31, 2004, the Company had forward exchange contracts to sell foreign currencies totaling $15.9 million dollars, including approximately $8.0 million in Euros, $7.1 million in Japanese yen and $800,000 in Canadian dollars. The foreign exchange contracts at the end of each fiscal quarter mature within the following quarter. Additionally, contract values and fair market values are the same. A sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to hedging contracts and underlying balances being hedged at December 31, 2004 indicated that these market movements would not have a material effect on the Company’s business, operating results or financial condition.

     Foreign currency rate fluctuations can impact the U.S. dollar translation of the Company’s foreign operations in our consolidated financial statements. Currency fluctuations increased reported sales by 5% for both the quarter and for the six months ended December 31, 2004 compared to 9% for the quarter and 7% for the six months ended December 31, 2003.

Interest and Investment Income The Company’s interest and investment income is subject to changes in the general level of interest rates. Changes in interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the Company’s investment balances at December 31 2004, indicated that such market movement would not have a material effect on the business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending upon actual balances and changes in the timing and amount of interest rate movements.

Marketable Equity Securities The Company is exposed to market price risks on its marketable equity securities. These investments are in publicly traded companies in the laboratory analytical instruments sector. The Company does not attempt to reduce or eliminate our market exposure on these securities. A 50% adverse change in the equity price would result in an approximate $571,000 decrease in the fair value of its marketable equity securities as of December 31, 2004.

Debt and Interest Expense A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the Company’s outstanding debt balance at December 31, 2004, indicated that such market movement would not have a material effect on its business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on the level of the Company’s outstanding debt and changes in the timing and amount of interest rate movements.

ITEM 4.	CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2004 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

     The following table indicates common shares repurchased and additional shares added to the repurchase program during the three months ended December 31, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total		Maximum
			Shares		Number of
			Purchased	Additional	Shares that
	Total		as Part of	Shares	May Yet Be
	Number	Avg.	Publicly	Authorized	Purchased
	of Shares	Price Paid	Announced	for	Under the
Period	Purchased	per Share	Program(1)	Purchase (1)	Program (1)

Oct. 1 - 31, 2004	37,000	$55.28	2,482,400	168,706	1,696,890

Nov. 1 - 30, 2004	182,900	$56.98	2,665,300	140,508	1,654,498

Dec. 1 - 31, 2004	—	—	2,665,300	—	1,654,498

(1)	The current repurchase of 1.5 million shares of common stock plus that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to that date.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2004 Annual Meeting of Stockholders was held on October 22, 2004. The six persons name below were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the Company’s Annual Meeting of Stockholders in 2005 and until their successors are duly elected and qualified. There were 18,670,745 shares of the Company’s common stock entitled to vote at the Annual Meeting of Stockholders. The voting regarding each nominee was as follows:

	For	Withheld
David L. Anderson	18,336,115	335,096
A. Blaine Bowman	13,504,007	5,167,204
Lukas Braunschweiler	13,524,372	5,146,839
B.J. Moore	18,280,390	390,821
Ricardo Pigliucci	18,423,613	247,598
Michael W. Pope	12,330,151	6,341,060

     Other matters voted upon at the Annual Meeting and the results of the voting with respect to each such matter were as follows:

1. To approve the Dionex Corporate 2004 Equity Incentive Plan.

For	Against	Abstained
15,292,425	2,284,404	29,750

     2. To ratify the selection of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending June 30, 2005.

For	Against	Abstained
18,256,156	408,453	6,136

Item 6. EXHIBITS

Exhibit
Number	Description	Reference

3.1	Restated Certificate of Incorporation, filed November 6, 1996	(2)

3.2	Bylaws, as amended on July 29, 2002	(5)

4.1	Shareholder Rights Agreement dated January 21, 1999, between the Registrant and BankBoston N.A.	(3)

10.1	Agreement, effective as of January 1, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.2	Agreement, dated March 6, 1975, between International Plasma Corporation and the former Dionex Corporation	(1)

10.3	Memorandum agreement, dated March 14, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.4	Consent to Assignment executed as of March 26, 1980, between the Dow Chemical Company and the former Dionex Corporation	(1)

10.5	Amendatory Agreement, effective as of November 1, 1981,between The Dow Chemical Company and the Registrant (with certain confidential information deleted)	(1)

10.6	Amendatory Agreement, effective as of July 1, 1982, between The Dow Chemical Company and the Registrant (with certain confidential information deleted)	(1)

10.7	Registrant’s Medical Care Reimbursement Plan (Exhibit 10.17)	(1)

10.8	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Registrant (Exhibit 10.15)	(4)

10.9	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Registrant	(6)

10.10	Registrant’s Employee Stock Participation Plan (Exhibit 10.13)	(7)

10.10	Registrant’s Stock Option Plan (Exhibit 99.1)	(8)

10.11	Registrant’s Form of Stock Option Agreement for non-employee directors (Exhibit 99.2)	(8)

Exhibit
Number	Description	Reference

10.12	Registrant’s Form of Stock Option Agreement for other than non-employee directors (Exhibit 99.3)	(8)

10.14	Second amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Registrant (Exhibit 10.1)	(9)

21.1	Subsidiaries of Registrant	(7)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the indicated exhibit in Amendment No. 1 of the Registrant’s Registration Statement on Form S-1 filed December 7, 1982.

(2)	Incorporated by reference to the corresponding exhibit in the Registrant’s Annual Report on Form 10-Q filed February 13, 1997.

(3)	Incorporated by reference to the corresponding exhibit in the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999.

(4)	Incorporated by reference to the indicated exhibit in the Registrant’s Quarterly Report on Form 10-Q filed February 14, 2001.

(5)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed August 28, 2002.

(6)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed September 24, 2003.

(7)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed September 10, 2004.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 8, 2004.

(9)	Incorporated by reference to the indicated exhibit in the Registrant’s current Report on Form 8-K filed December 22, 2004.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION (Registrant)
Date: February 9, 2005	By:	/s/ Lukas Braunschweiler
Lukas Braunschweiler
President, Chief Executive Officer And Director

By:	/s/ Craig A. McCollam
Craig A. McCollam
Vice President, and Chief Financial Officer

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