Form 10-Q
period 2005-03-31
DIONEX CORP /DE
filed 2005-05-10
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☑ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2005:

CLASS	NUMBER OF SHARES

Common Stock	20,291,859

DIONEX CORPORATION
INDEX

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATED BALANCE SHEETS March 31, 2005 and June 30, 2004	3

	CONDENSED CONSOLIDATED STATEMENTS OF INCOME Three Months Ended March 31, 2005 and 2004	4

	CONDENSED CONSOLIDATED STATEMENTS OF INCOME Nine Months Ended March 31, 2005 and 2004	5

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended March 31, 2005 and 2004	6

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-12

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13-21

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	21-22

ITEM 4.	CONTROLS AND PROCEDURES	22

	PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

ITEM 6.	EXHIBITS	24-25

SIGNATURES		26

EXHIBITS		27
EXHIBIT 10.15
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

2.

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$42,927	$46,673
Short-term investments	24,454	12,113
Accounts receivable (net of allowance for doubtful accounts of $907 at March 31, 2005 and $760 at June 30, 2004)	56,883	53,128
Inventories	27,220	24,838
Deferred taxes	10,659	10,293
Prepaid expenses and other	4,056	3,875

Total current assets	166,199	150,920
Property, plant and equipment, net	49,311	46,656
Goodwill	25,126	24,675
Intangible assets, net	3,333	4,357
Other assets	8,194	8,857

	$252,163	$235,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$140	$1,468
Accounts payable	8,417	8,113
Accrued liabilities	30,897	31,822
Income taxes payable	95	2,214
Accrued product warranty	3,820	3,584

Total current liabilities	43,369	47,201
Deferred taxes	3,615	3,557
Other long-term liabilities	869	1,253
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)		—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding:
20,706,957 shares at March 31, 2005 and 20,840,881 shares at June 30, 2004)	122,495	103,943
Retained earnings	69,040	71,217
Accumulated other comprehensive income	12,775	8,294

Total stockholders’ equity	204,310	183,454

	$252,163	$235,465

See notes to condensed consolidated financial statements.

3.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net sales	$70,801	$70,746
Cost of sales	22,941	24,629

Gross profit	47,860	46,117

Operating expenses:
Selling, general and administrative	26,060	23,367
Research and product development	4,801	4,606

Total operating expenses	30,861	27,973

Operating income	16,999	18,144
Interest income	351	214
Interest expense	(4)	(66)
Other income (expense), net	67	60

Income before taxes	17,413	18,352
Taxes on income	5,453	5,965

Net income	$11,960	$12,387

Basic earnings per share	$0.58	$0.58

Diluted earnings per share	$0.56	$0.56

Shares used in computing per share amounts:
Basic	20,763	21,180

Diluted	21,543	22,177

See notes to condensed consolidated financial statements.

4.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED MARCH 31, 2005 AND 2004
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	March 31,
	2005	2004
Net sales	$208,161	$189,561
Cost of sales	69,190	64,474

Gross profit	138,971	125,087

Operating expenses:
Selling, general and administrative	73,895	65,429
Research and product development	15,127	14,204

Total operating expenses	89,022	79,633

Operating income	49,949	45,454
Interest income	890	530
Interest expense	(136)	(170)
Other income (expense), net	380	(268)

Income before taxes	51,083	45,546
Taxes on income	16,732	14,803

Net income	$34,351	$30,743

Basic earnings per share	$1.66	$1.46

Diluted earnings per share	$1.59	$1.40

Shares used in computing per share amounts:
Basic	20,755	21,099

Diluted	21,561	21,983

See notes to condensed consolidated financial statements.

5.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2005 AND 2004
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$34,351	$30,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,528	4,372
Gain on sale of marketable securities	(644)	—
Tax benefit related to stock option plans	5,177	6,313
Deferred taxes	(120)	(937)
Changes in assets and liabilities:
Accounts receivable	(1,788)	(6,202)
Inventories	(1,074)	1,216
Prepaid expenses and other assets	(1,045)	(344)
Accounts payable	122	4,818
Accrued liabilities	1,450	121
Income taxes payable	(2,500)	(4,417)
Accrued product warranty	107	248

Net cash provided by operating activities	38,564	35,931

Cash flows from investing activities:
Earnout provision of LC Packings	(3,500)	(3,000)
Purchase of marketable securities	(50,475)	(16,550)
Proceeds from sale of marketable securities	39,522	4,451
Purchase of property, plant and equipment	(5,175)	(3,108)
Acquisition of other intangible assets	—	(975)
Proceeds from sale of property & equipment	4	—
Other	64	91

Net cash used for investing activities	(19,650)	(19,091)

Cash flows from financing activities:
Net change in revolving line of credit	(942)	662
Principal payments on debt	(423)	(484)
Proceeds from issuance of common stock	17,365	17,794
Repurchase of common stock	(40,520)	(30,458)

Net cash used for financing activities	(24,520)	(12,486)

Effect of exchange rate changes on cash	1,770	1,195

Net increase in cash and equivalents	(3,746)	5,549
Cash and equivalents, beginning of period	46,673	40,821

Cash and equivalents, end of period	$42,927	$46,370

Supplemental disclosures of cash flow information:
Income taxes paid	$13,470	$13,371
Interest paid	$93	$126

See notes to condensed consolidated financial statements.

6.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by Dionex Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2005.

2. Reclassification of Auction Rate Securities (“ARS”)

     The Company has determined that investments in auction rate securities should be classified as short-term investments. Previously, such investments had been classified as cash and cash equivalents. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 to 49 days, there is a new auction process, and a ready market exists for these securities. The Company recorded investments in ARS as of March 31, 2005 as short-term investments and reclassified ARS as of June 30, 2004 that were previously included in cash and cash equivalents as short-term investments.

     The following is a summary of the effects of the reclassification (in thousands):

	Consolidated Balance Sheet

	As Previously
As of June 30, 2004	Reported	Adjustments	As Reclassified
Cash and cash equivalents	$57,182	$(10,509)	$46,673
Short-term investments	1,604	10,509	12,113

3. Stock-Based Compensation

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

7.

     Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation costs under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company’s net income and earnings per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income, as reported	$11,960	$12,387	$34,351	$30,743
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,265	1,283	4,340	4,066

Pro forma net income	$10,695	$11,104	$30,011	$26,677

Earnings per share:
Basic — as reported	$0.58	$0.58	$1.66	$1.46

Basic — pro forma	$0.52	$0.52	$1.45	$1.26

Diluted — as reported	$0.56	$0.56	$1.59	$1.40

Diluted — pro forma	$0.50	$0.50	$1.39	$1.21

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

4. New Accounting Pronouncements

     In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. The Company continues to assess the potential impact of the adoption of the proposed FSP could have on the Company’s consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS No. 151) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company continues to assess the potential impact the adoption of SFAS No. 151 could have on the Company’s consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which eliminates the alternative of applying the intrinsic value measurement to stock compensation awards issued to employees. Rather, the new standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, as is referred to as the requisite service period (usually the vesting period).

8.

     The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards are disclosed in Note 3. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effect of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

     SFAS 123R will be effective for the Company’s fiscal quarter beginning July 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R will be applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS No. 153) which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company expects that the adoption of SFAS No. 153 will not have any impact on the Company’s condensed consolidated financial statements.

5. Marketable Securities

     During the year ended June 30, 2004, the Company acquired debt instruments with maturities of more than one year. These securities are classified as “held-to-maturity” securities. At March 31, 2005, the aggregate unamortized value of these securities was approximately $4.2 million, of which approximately $1.0 and $3.2 million are classified on the balance sheet as “short-term investments” and “other assets”, respectively. The aggregate amount of unrealized losses for these securities was approximately $97,000 at March 31, 2005, all of which had been in a loss position for less than 12 months. In the three months ended March 31, 2005 the Company sold a “held to maturity” security. The Company realized proceeds of $97,000 and reported a loss of $2,600 on the sale.

6. Inventories

     Inventories consist of (in thousands):

	March 31,	June 30,
	2005	2004
Finished goods	$14,850	$13,208
Work in process	2,110	2,654
Raw materials	10,260	8,976

	$27,220	$24,838

9.

7. Comprehensive Income

     Comprehensive income is the change in stockholders’ equity arising from transactions other than investments by owners and distributions to owners. For the Company, the significant components of comprehensive income, other than net income, are foreign currency translation adjustments and net unrealized gains or losses on securities available for sale. The components of accumulated other comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income, as reported	$11,960	$12,387	$34,351	$30,743
Foreign currency translation adjustments	(4,147)	(938)	4,731	6,351
Unrealized gain/(loss) on securities available for sale, net	(32)	(7)	(249)	157

Comprehensive income	$7,781	$11,442	$38,833	$37,251

8. Common Stock Repurchases

     During the three months ended March 31, 2005, the Company repurchased 246,300 shares of its common stock on the open market for approximately $14.3 million (at an average repurchase price of $58.19 per share), compared with 316,700 shares repurchased for approximately $16.9 million (at an average repurchase price of $53.31 per share) in the same period in the prior fiscal year.

     During the nine months ended March 31, 2005, the Company repurchased 767,500 shares of its common stock on the open market for approximately $40.5 million (at an average repurchase price of $52.80 per share) compared with 652,700 shares repurchased for approximately $30.5 million (at an average repurchase price of $46.66 per share) in the same period in the prior year.

     During the year ended June 30, 2004, the Company repurchased a total of 1,116,300 shares of its common stock on the open market for approximately $53.7 million (at an average repurchase price of $48.11 per share).

9. Earnings Per Share

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

     The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Numerator:
Net Income	$11,960	$12,387	$34,351	$30,743
Denominator:
Weighted average shares used to compute net income per common share — basic	20,763	21,180	20,755	21,099
Effect of dilutive stock options	780	997	806	884

Weighted average shares used to compute net income per common share — diluted	21,543	22,177	21,561	21,983

Basic earnings per share	$0.58	$0.58	$1.66	$1.46

Diluted earnings per share	$0.56	$0.56	$1.59	$1.40

     Antidilutive common equivalent shares related to stock options are excluded from the calculation of diluted shares. At March 31, 2005 and 2004 all stock options were included in the diluted earnings per share calculation.

10.

10. Goodwill and Other Intangible Assets

     Information regarding the Company’s goodwill and other intangible assets reflects current foreign exchange rates.

     Changes in the carrying amount of goodwill for the nine months ended March 31, 2005 are as follows (in thousands):

Total
Balance as of July 1, 2004	$24,675
Goodwill acquired during the period	—
Translation adjustments	451

Balance as of March 31, 2005	$25,126

     The Company performed an annual impairment test of goodwill in April 2005 and determined that goodwill was not impaired.

     Information regarding the Company’s other intangible assets follows (in thousands):

	As of March 31, 2005			As of June 30, 2004
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	10,057	(7,864)	2,193	9,750	(6,505)	3,245
Other	1,341	(201)	1,140	1,186	(74)	1,112

Total	$11,398	$(8,065)	$3,333	$10,936	$(6,579)	$4,357

     The Company amortizes developed technology over a period of three to seven years and the remaining weighted average amortization period for this category approximates two years. The Company amortizes other intangibles over a period of five to ten years and the remaining weighted average amortization period for this category approximates eight years.

     Amortization expense related to intangible assets was $354,000 and $1.2 million, respectively, for the three and nine months ended March 31, 2005 as compared to $396,000 and $1.1 million, respectively, for the three and nine months ended March 31, 2004. The estimated amortization for each of the five fiscal years subsequent to June 30, 2004 is as follows:

Year Ending	Amortization
June 30,	Expense
2005	$1,600
2006	1,068
2007	870
2008	364
2009	155
Thereafter	445

Total	$4,502

11. Warranty

     Product warranties are recorded at the time revenue is recognized for certain product shipments. Warranty expense is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from our estimates, revisions to the warranty liability would be required.

11.

     Details of the change in accrued product warranty for the nine months ended March 31, 2005 and 2004 are as follows (in thousands):

	Balance	Provision		Actual	Balance
	Beginning	for		Warranty	End of
	of Period	Warranties(2)	Other(1)	Costs Incurred(3)	Period
Accrued Product Warranty Nine Months Ended:

March 31, 2005	$3,584	1,705	134	(1,603)	$3,820

March, 31, 2004	$3,188	1,797	172	(1,563)	$3,594

(1) Effects of exchange rate changes
(2) Provision for warranties related to products sold during the period
(3) Costs of warranty claims processed during the period

12. Commitments

     One of the Company’s foreign subsidiaries discounts trade notes receivable with banks. The uncollected balances of notes receivable due to the discounting banks at March 31, 2005 and June 30, 2004 were $2.7 million and $7.4 million, respectively. The Company is contingently liable for these unpaid balances to the extent the amounts are not paid to the bank by the end customer. The Company has determined that the carrying amount of its contingent liability under this guarantee was insignificant at March 31, 2005 and June 30, 2004 based on its past experience of discounting trade notes receivable.

12.

DIONEX CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

     Except for historical information contained herein, the discussion below and in the footnotes to the Company’s financial statements contained in this Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things: general economic conditions, foreign currency fluctuations, fluctuations in worldwide demand for analytical instrumentation, fluctuations in quarterly operating results, competition from other products, existing product obsolescence, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail below under the heading “Risks and Uncertainties.” Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements.

The Company

     Dionex Corporation (the “Company”) is a leading manufacturer and marketer of chromatography systems for chemical analysis. The Company’s systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical, petrochemical, power generation, food and electronic industries in a variety of applications.

Results of Operations — Three Months Ended March 31, 2005 and 2004

     Net sales for the third quarter of fiscal 2005 were $70.8 million, compared with $70.7 million reported for the same period in the prior year. The Company is subject to the effects of foreign currency fluctuations that have an impact on net sales and gross profit. Overall, currency fluctuations increased reported net sales by approximately 2% for the three months ended March 31, 2005 compared to 11% for the same period in the prior year.

     In the third quarter of fiscal 2005, net sales increased or decreased compared to the third quarter of fiscal 2004 as indicated in the table below:

Three Months
Ended
March 31, 2004
to
Percentage change in net sales	March 31, 2005
Total:	0%
By geographic region:
North America	-1%
Europe	5%
Asia/Pacific	-6%

Percentage of change in net sales excluding currency fluctuations

Total:	-2%
By geographic region:
North America	-2%
Europe	0%
Asia/Pacific	-7%

13.

     Net sales for the third quarter of fiscal 2005 in North America decreased from the third quarter of fiscal 2004 primarily due to weaker conditions in the environmental and pharmaceutical markets due to reduced customer and governmental spending. Net sales for the third quarter of fiscal 2005 in Europe increased from the third quarter of fiscal 2004 primarily due to good sales growth in the United Kingdom and France. The Asia/Pacific region declined primarily due to $5 million of nonrecurring sales in Japan related to new drinking water regulations reported in the third quarter last year. Excluding this incremental revenue in the prior period, Asia/Pacific region net sales increased 23% for the third quarter fiscal 2005, as we saw continued strong growth in all countries outside of Japan.

     Gross margin for the third quarter ended March 31, 2005 was 67.6% compared to 65.2% in the third quarter last year. Gross margin improved significantly from the third quarter last year. In the third quarter last year, the incremental $5 million in sales from Japan, described above, included an OEM component that had a significantly lower gross margin, causing our gross margin to be approximately 2 percentage points lower.

     Operating expenses of $30.9 million for the third quarter of fiscal 2005 increased $2.9 million, or 10.3%, from the $28.0 million reported in the same quarter last year. As a percentage of net sales described above, operating expenses increased to 43.6% for the three months ended March 31, 2005 compared to 39.5% for the same quarter last year.

     Selling, general and administrative (SG&A) expenses increased $2.7 million or 11.5%, to $26.1 million in the three months ended March 31, 2005 compared to $23.4 million for the same quarter last year. As a percentage of net sales, SG&A expenses increased to 36.8% for the third quarter of fiscal 2005 compared to 33.0% for the same quarter last year. The increase in SG&A expenses was primarily due to higher personnel costs of approximately $600,000, effects from currency fluctuations of approximately $800,000 and the costs of the Company’s Australian subsidiary (established in May 2004) and compliance with Section 404 of the Sarbanes-Oxley Act of approximately $300,000 each.

     Research and product development (R&D) costs of $4.8 million for the three months ended March 31, 2005 increased $195,000, or 4.2%, from the $4.6 million reported in the same period last year. Increased R&D spending in the three months ending March 31, 2005 is primarily due to higher personnel costs. Overall, the level of R&D spending varies depending on both the breadth of the Company’s R&D efforts and the stage of specific product development. In the third quarter of fiscal 2005, the Company introduced two new high end systems, the ICS-3000 Premiere Ion Chromatography system and the Ultimate 3000 Micro, Capillary and Nano flow system.

     Other income was $67,000 in the three months ended March 31, 2005 compared to income of $60,000 for the same period in the prior year. Other income in fiscal 2005 is attributable to foreign currency exchange gains.

     The effective tax rate for the three months ended March 31, 2005 was 31.3%, down from 32.5% reflected in the same period last year. The lower tax rate was due to tax credits that were recognized in the current quarter.

     Net income in the three months ended March 31, 2005 declined 3.4% to $12.0 million compared with $12.4 million reported for the same period last year. Diluted earnings per share for the three months ended March 31, 2005 were $.56, unchanged from the $.56 reported for the same period last year.

Results of Operations — Nine Months Ended March 31, 2005 and 2004

     Net sales for the nine months ended March 31, 2005 were $208.2 million, an increase of 10% over the $189.6 million reported for the same period last year. The Company is subject to the effects of foreign currency fluctuations that have an impact on net sales and gross profit. Overall, currency fluctuations increased net sales by approximately 4% for the first nine months of fiscal 2005 and by approximately 8% for the same period last year.

14.

     Net sales for the first nine months of fiscal 2005 increased over the same period last year as indicated in the table below:

Nine Months Ended
Percentage change in net sales	March 31, 2004 to
March 31, 2005
Total:	10%
By geographic region:
North America	7%
Europe	12%
Asia/Pacific	10%

Percentage of growth in net sales excluding currency fluctuations
Total:	6%
By geographic region:
North America	6%
Europe	4%
Asia/Pacific	8%

     Net sales in North America increased primarily due to improvements in economic conditions. Net sales in Europe increased primarily due to strong growth throughout the region. Net sales in the Asia/Pacific region increased primarily due to strong growth in all countries except Japan, resulting from the incremental sales previously discussed. The sales growth in the first nine months of fiscal 2005 was affected by the weaker third quarter sales growth. The Company believes that the fourth quarter will continue to be affected by weaker economic conditions and $3.0 million in nonrecurring sales in Japan in the fourth quarter of fiscal 2004.

     Gross margin for the first nine months of fiscal 2005 was 66.8%, a slight increase from the 66.0% reported for the same period last year. Gross margin was higher due to the high OEM component previously discussed in the third quarter last year.

     Operating expenses of $89.0 million for the first nine months of fiscal 2005 increased $9.4 million, or 11.8%, from the $79.6 million reported for the same period last year. As a percentage of sales, operating expenses in the first nine months of fiscal year 2005 were 42.8%, compared with 42.0% in the same period last year.

     SG&A expenses were $73.9 million for the first nine months of fiscal 2005, an increase of 12.9% compared with the $65.4 million reported in the same period last year. The increase in SG&A expenses was due to personnel costs of approximately $3.0 million, effects of currency fluctuations of approximately $2.8 million, costs associated with Sarbanes-Oxley Section 404 compliance activities of approximately $1.7 million, and the Company’s expansion efforts internationally in Korea and Australia of approximately $1.1 million.

     R&D costs for the first nine months of fiscal 2005 were $15.1 million, an increase of 6.5% compared with the $14.2 million reported in the same period last year. R&D costs in fiscal 2005 increased due to the Company’s higher spending for project materials and personnel costs to develop the Company’s IC and HPLC products. The level of R&D spending varies depending on both the breadth of the Company’s R&D efforts and the stage of specific product development.

     Other income was $380,000 for the first nine months of fiscal 2005 primarily due to a gain on the sale of marketable equity securities of $644,000 partially offset by losses on foreign exchange. Other expense was $268,000 for the first nine months of fiscal 2004, resulting from losses incurred in the Company’s foreign currency hedging activities.

     The effective tax rate for the first nine months of fiscal 2005 was 32.8%, up from 32.5% for the same period last year. The increase was attributable to a higher portion of foreign-sourced income in the current fiscal year. The Company’s tax rate is subject to fluctuation due to changes in tax regulations in the jurisdictions in which the Company does business.

     Net income for the first nine months of fiscal 2005 was $34.4 million, an increase of 11.7% compared with $30.7 million reported for the same period last year. Diluted earnings per share for the first nine months of fiscal 2005 were $1.59, an increase of 13.6% over the $1.40 reported for the same period last year.

15.

Liquidity and Capital Resources

     At March 31, 2005, the Company had cash and cash equivalents of $42.9 million. The Company’s working capital was $122.8 million, an increase of $19.1 million from the $103.7 million reported at June 30, 2004. Cash generated by operating activities for the nine months ended March 31, 2005 was $38.6 million compared with $35.9 million for the same period last year. The increase in operating cash flow was primarily due to increases in net income, higher collections of accounts receivable and lower income tax payments partially offset by higher payments to suppliers and higher inventory levels related to higher sales and new products.

     Cash used for investing activities was $19.6 million and $19.1 million in the nine months ended March 31, 2005 and 2004, respectively. For nine months of fiscal 2005, investments included the purchases of marketable securities, net of proceeds from sales, for $11.0 million, capital expenditures of $5.2 million and the payment of $3.5 million for LC Packings earn-out. Capital expenditures for the first nine months of fiscal 2005 include costs to implement several information technology and business-related strategic initiatives. For the nine months of fiscal 2004, investments included purchases of marketable securities, net of proceeds from sales, for $12.1 million, capital expenditures of $3.1 million, payment of LC Packings earn-out of $3.0 million and $975,000 of intangibles related to our Korean subsidiary. Capital expenditures in fiscal 2004 included building improvements at the corporate headquarters and computer hardware and software spending in connection with the Company’s website.

     Cash used for financing activities was $24.5 million and $12.5 million in the first nine months of fiscal 2005 and 2004, respectively. The increase is primarily attributable to the repurchase of 767,500 shares of the Company’s common stock for $40.5 million in fiscal 2005 (at an average repurchase price of $52.80 per share) compared with 652,700 shares for $30.5 million in fiscal 2004 (at an average repurchase price of $46.66 per share), partially offset by proceeds received from the issuance of common stock for the exercise of employee stock options and from the employee stock purchase plan of $17.4 million in fiscal 2005 and $17.8 million in fiscal 2004.

     At March 31, 2005, the Company had utilized $140,000 of its $34.9 million in committed bank lines of credit, due to borrowings related to the Company’s Japanese operations. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its bank lines of credit will be adequate to meet its cash requirements for fiscal 2005 and the foreseeable future, and at least the next twelve months.

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

     At June 30, 2004, the Company had recorded $3.5 million of Other Obligations in its condensed consolidated financial statements. Other Obligations relate to the earn-out from the acquisition of LC Packings in fiscal 2000 and recorded within “Accrued liabilities.” This earn-out payment in “Other Obligations” was made in January 2005.

     There have been no material changes to the Company’s contractual obligations outside ordinary business activities since June 30, 2004, except those changes described above related to earn-out payments and outstanding borrowings.

New Accounting Pronouncements

     In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. The Company continues to assess the potential impact the adoption of the proposed FSP could have on the Company’s consolidated financial statements.

16.

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

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which eliminates the alternative of applying the intrinsic value measurement to stock compensation awards issued to employees. Rather, the new standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

     The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards are disclosed in Note 3. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effect of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

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

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS 153) which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company expects that the adoption of SFAS 153 will not have any impact on the Company’s consolidated financial statements.

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

17.

Revenue Recognition Policy

The Company derives revenues from the sale of products, the delivery of services to its customers, including installation and training, and from maintenance, which includes product repair obligations under extended warranty, unspecified software upgrades, telephone support and time and material repairs. Generally, the Company’s products contain embedded software that is essential to their functionality.

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” and Statement of Position 97-2, “Software Revenue Recognition,” as amended, when persuasive evidence of an arrangement exists, the product has been delivered, or service performed, the price is fixed or determinable, collection is probable and vendor specific objective evidence exists to allocate revenue to the various elements of the arrangement. In all cases, the portion of revenue allocated to the undelivered elements is deferred until those items are delivered to the customer or the services are performed. Delivery of the product is generally considered to have occurred when shipped. Undelivered elements in the Company’s sales arrangements, which are not considered to be essential to the functionality of a product, generally include product accessories, installation services and/or training that are delivered after the related products have been delivered. Installation consists of system set-up, calibration and basic functionality training and generally requires one to three days depending on the product. Vendor specific objective evidence for product, product accessories and training services is based on the price charged when an element is sold separately or, if not sold separately, when the price is established by authorized management. The fair value of installation services is calculated by applying standard service billing rates to the estimate of the number of hours to install a specific product based on historical experience. These estimated hours for installation have historically been accurate and consistent from product to product. However, to the extent these estimates were to reflect unfavorable variability, the Company’s ability to maintain vendor specific objective evidence of fair value for such element could be impacted which in turn could delay the recognition of the revenue currently allocated to the delivered elements.

The Company recognizes revenue under extended warranty arrangements (maintenance fees) ratably over the period of the related maintenance contract and cost of the time and material repairs when incurred. Maintenance consists of product repair obligations under extended warranty, unspecified software upgrades, telephone support and time and material repairs. The Company’s equipment typically includes a one-year warranty. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience. While the Company believes its historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in its products could result in actual expenses that are below those currently estimated.

The Company’s sales are typically not subject to rights of return and, historically, actual sales returns have not been significant.

Loss Provisions on Accounts Receivable and Inventory

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company assesses collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit worthiness of the customer, independent credit reports, industry trends and the macro economic environment. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of the Company’s revenue for any period. Historically, the Company has not experienced significant bad debt losses.

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

18.

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

     When the Company determines that the carrying value of long-lived assets, intangible assets with finite lives may not be recoverable based upon the existence of one or more of the above or other indicators, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk inherent in the Company’s current business model. Goodwill is tested for impairment by comparing the fair values of related reporting units to their carrying values. The Company completed its annual review in April, 2004 and at that time found that no impairment was necessary.

Income Taxes

     As part of the process of preparing the condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company’s estimate of its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization, and inventory reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s condensed consolidated balance sheets.

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

     The Company derived approximately 69% of its net sales from outside North America in the nine months ended March 31, 2005 and expects to continue to derive the majority of net sales from outside North America for the foreseeable future. Most of the Company’s sales outside North America are denominated in the local currency of its customers. As a result, the U.S. dollar value of the Company’s net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on the Company’s results of operations. Tariffs and other trade barriers, difficulties in staffing and managing foreign operations, changes in political environments, interruptions in overseas shipments and changes in tax laws may also impact international sales negatively.

Fluctuation in worldwide demand for analytical instrumentation could affect the Company’s operating results.

19.

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

     The analytical instrumentation market is highly competitive and the Company competes with many competitors on a local and international level that are significantly larger than the Company and have greater resources, including larger sales forces and technical staff.

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

     The Company manufactures products at three sites in Germany, the Netherlands and the United States. Any prolonged disruption to the operations at these facilities, whether due to labor unrest, supplier issues, damage to the physical plants or equipments or other reasons, could also adversely affect the Company’s results of operations.

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

20.

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

     The Company is in the process of documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of the Company’s internal control over financial reporting and a report by the Company’s independent registered public accountants attesting to and reporting on these assessments. During the course of the Company’s testing, the Company may identify deficiencies that cannot be remediated in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if the Company fails to maintain the adequacy of its internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, it may not be able to ensure that it can conclude in future periods that its has effective internal control over financial reporting in accordance with Section 404. If the Company cannot favorably assess, or its independent registered accountants are unable to provide an unqualified attestation report on the Company’s assessment of, the effectiveness of its internal control over financial reporting, investor confidence in the reliability of the Company’s financial reports may be adversely affected, which could have a material adverse effect on the Company’s stock price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is exposed to financial market risks, including changes in foreign currency rates, interest rates and marketable equity securities, as well as debt and interest expense.

Foreign Currency Exchange.

     Revenues generated from international operations are generally denominated in foreign currencies. The Company enters into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At March 31, 2005, the Company had forward exchange contracts to sell foreign currencies totaling $19.1 million dollars, including approximately $9.6 million in Euros, $8.4 million in Japanese yen and $1.1 million in Canadian dollars. The foreign exchange contracts at the end of each fiscal quarter mature within the following quarter. Additionally, contract values and fair market values are the same. A sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to hedging contracts and underlying balances being hedged at March 31, 2005 indicated that these market movements would not have a material effect on the Company’s business, operating results or financial condition.

     Foreign currency rate fluctuations can impact the U.S. dollar translation of the Company’s foreign operations in the Company’s condensed consolidated financial statements. Currency fluctuations increased reported net sales by 2% for both the quarter and 4% for the nine months ended March 31, 2005 compared to 11% for the quarter and 8% for the nine months ended March 31, 2005.

Interest and Investment Income.

     The Company’s interest and investment income is subject to changes in the general level of interest rates. Changes in interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the Company’s investment balances at March 31, 2005, indicated that such market movement would not have a material effect on the business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending upon actual balances and changes in the timing and amount of interest rate movements.

21.

Marketable Equity Securities.

     The Company is exposed to market price risks on its marketable equity securities. These investments are in publicly traded companies in the laboratory analytical instruments sector. The Company does not attempt to reduce or eliminate our market exposure on these securities. A 50% adverse change in the equity price would result in an approximate $458,000 decrease in the fair value of its marketable equity securities as of March 31, 2005.

Debt and Interest Expense.

     A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the Company’s outstanding debt balance at March 31, 2005, indicated that such market movement would not have a material effect on its business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on the level of the Company’s outstanding debt and changes in the timing and amount of interest rate movements.

ITEM 4. CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2005 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     Like many public companies, the Company has been engaged in a diligent review of its disclosure controls and procedures and internal control over financial reporting in order to be able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder when such requirements become applicable to the Company. In connection with these efforts, the Company has identified a number of internal control deficiencies, primarily in the areas of documentation, segregation of duties and information technology systems. The Company’s management does not believe that any of these deficiencies is significant when considered by itself, but believes that such deficiencies could be viewed as significant when taken in the aggregate. An internal control deficiency is “significant” when it results in a more than remote likelihood that a misstatement in the Company’s annual or interim financial statements is more than inconsequential. To address these deficiencies, management is executing a number of initiatives, including modifying existing and launching new management information systems, documenting operating procedures and controls in all of its organizations and improving segregation of duties within its financial organization.

     Other than the initiatives described above, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

22.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Dionex repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. The Company started a series of repurchase programs in 1989 with the Board of Directors authorizing future repurchases of an aggregate of 1.5 million shares of common stock in April 2002 as well as authorizing the repurchase of additional shares of common stock equal to the number of common shares issued pursuant to the Company’s employee stock plans.

     The following table indicates common shares repurchased and additional shares added to the repurchase program during the three months ended March 31, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total		Maximum
			Shares		Number of
			Purchased	Additional	Shares that
	Total		as Part of	Shares	May Yet Be
	Number	Avg.	Publicly	Authorized	Purchased
	of Shares	Price Paid	Announced	for	Under the
Period	Purchased	per Share	Program(1)	Purchase (1)	Program (1)
January 1 - 31, 2005	23,000	$58.45	2,688,000	27,426	1,659,699

February 1 - 28, 2005	199,700	$58.20	2,887,700	148,366	1,608,365

March 1 - 31, 2005	23,600	$57.81	2,911,300	3,560	1,588,325

(1)	The current repurchase of 1.5 million shares of common stock plus that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to that date.

23.

Item 6. EXHIBITS

Exhibit
Number	Description	Reference
3.1	Restated Certificate of Incorporation, filed November 6, 1996	(2)

3.2	Bylaws, as amended on July 29, 2002	(5)

4.1	Shareholder Rights Agreement dated January 21, 1999, between the Registrant and BankBoston N.A.	(3)

10.1	Agreement, effective as of January 1, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.2	Agreement, dated March 6, 1975, between International Plasma Corporation and the former Dionex Corporation	(1)

10.3	Memorandum agreement, dated March 14, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.4	Consent to Assignment executed as of March 26, 1980, between the Dow Chemical Company and the former Dionex Corporation	(1)

10.5	Amendatory Agreement, effective as of November 1, 1981,between The Dow Chemical Company and the Registrant (with certain confidential information deleted)	(1)

10.6	Amendatory Agreement, effective as of July 1, 1982, between The Dow Chemical Company and the Registrant (with certain confidential information deleted)	(1)

10.7	Registrant’s Medical Care Reimbursement Plan (Exhibit 10.17)	(1)

10.8	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Registrant (Exhibit 10.15)	(4)

10.9	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Registrant	(6)

10.10	Registrant’s Employee Stock Participation Plan (Exhibit 10.13)	(7)

10.10	Registrant’s Stock Option Plan (Exhibit 99.1)	(8)

10.11	Registrant’s Form of Stock Option Agreement for non-employee directors (Exhibit 99.2)	(8)

24.

Exhibit
Number	Description	Reference
10.12	Registrant’s Form of Stock Option Agreement for other than non-employee directors (Exhibit 99.3)	(8)

10.14	Second amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Registrant (Exhibit 10.1)	(9)

10.15	Registrant’s Change in Control Severance Benefit Plan.	*

21.1	Subsidiaries of Registrant	(7)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

(1)	Incorporated by reference to the indicated exhibit in Amendment No. 1 of the Registrant’s Registration Statement on Form S-1 filed December 7, 1982.

(2)	Incorporated by reference to the corresponding exhibit in the Registrant’s Annual Report on Form 10-Q filed February 13, 1997.

(3)	Incorporated by reference to the corresponding exhibit in the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999.

(4)	Incorporated by reference to the indicated exhibit in the Registrant’s Quarterly Report on Form 10-Q filed February 14, 2001.

(5)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed August 28, 2002.

(6)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed September 24, 2003.

(7)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed September 10, 2004.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 8, 2004.

(9)	Incorporated by reference to the indicated exhibit in the Registrant’s current Report on Form 8-K filed December 22, 2004.

25.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION (Registrant)

Date: May 9, 2005	By:	/s/ Lukas Braunschweiler

Lukas Braunschweiler
President, Chief Executive Officer And Director

	By:	/s/ Craig A. McCollam

Craig A. McCollam
Vice President, and Chief Financial Officer

26.

Exhibit Index

10.15 Registrant’s Change in Control Severance Benefit Plan.

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

27.