Form 10-K
period 2005-06-30
DIONEX CORP /DE
filed 2005-10-12
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-11250
DIONEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2647429

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1228 Titan Way, Sunnyvale, California	94085

(Address of principal executive offices)	(Zip Code)
Company’s telephone number, including area code (408) 737-0700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Company’s Common Stock held by non-affiliates on December 31, 2004 (based upon the closing price of such stock as of such date) was $ 1,132, 213,444         .
As of October 11, 2005, 20,032,810 shares of the Company’s Common Stock were outstanding.
Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 10, 2005 are incorporated by reference in Part III of this Annual Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements set forth or incorporated by reference in this Form 10-K, as well as in the Dionex Annual Report to Stockholders for the year ended June 30, 2005, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Acts”), and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such risks and uncertainties include: general economic conditions, foreign currency fluctuations, fluctuation in worldwide demand for analytical instrumentation, fluctuations in quarterly operating results, competition from other products, existing product obsolescence, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as set forth under “Risks and Uncertainties” and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. Dionex undertakes no obligation to update these forward-looking statements.
PART I
Item 1. BUSINESS
OVERVIEW
Dionex designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. The Company’s products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications.
The Company evaluated its business activities that are regularly reviewed by the Company’s senior management and has determined that it has two operating segments that are aggregated into one reportable segment.
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

Ion Chromatography — Ion chromatography is a form of chromatography that separates ionic (charged) molecules, usually found in water-based solutions, and typically separates and detects them based on their electrical conductivity. The sale of Dionex IC systems and related columns, suppressors, detectors, automation and other products accounted for over 60% of the Company’s net sales in fiscal 2005, 2004 and 2003, respectively.
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
In fiscal 2005, the Company introduced the ICS-3000 RFIC System. This modular system provides a wide range of capabilities to our customers and expands our RFIC technology to a broader range of eluents. The products replaces our ICS-2500 RFIC system.
The Company offers a broad range of systems for IC:
ICS-90 System — In fiscal 2002, the Company introduced the ICS-90 integrated IC system. The ICS-90 is designed for routine ion analysis and provides rapid start up times, easy operation and stable performance.
ICS-1000 System — The ICS-1000, introduced in fiscal 2003, is an integrated and preconfigured system that performs IC separations using conductivity detection. The system features a dual-piston pump, LED status front panel and is controlled by the Company’s Chromeleon software (see “Automation Products — Chromeleon Software” for a description of this software’s capabilities). Options include column heating and in-line vacuum degassing. The ICS-1000 provides built-in control for electrolytic suppression technology to provide high performance and ease of use.
ICS-1500 System — In fiscal 2003, the Company introduced the ICS-1500, a fully integrated and preconfigured system designed to perform IC separations using conductivity detection. The system is available with a dual-piston pump, thermally controlled conductivity cell, column heater, and optional in-line vacuum degassing. The system is controlled from an LCD touch pad front panel or using Chromeleon software. Using AutoSuppression, the ICS-1500 combines exceptional signal to noise ratios with ease of use.
ICS-2000 RFIC System — The ICS-2000, introduced in fiscal 2003, is the industry’s first totally integrated and preconfigured RFIC system designed to perform with all types of electrolytically generated eluents for isocratic and gradient IC separations using suppressed conductivity detection. The system is controlled from an LCD touch pad front panel or using Chromeleon software. RFIC technology uses advanced eluent generation, continuously regenerated trap columns and post-column eluent suppression technology, and eliminates manual preparation of eluents and regenerants.
ICS-3000 RFIC System — The premier product in the Dionex IC family, the modular ICS-3000 RFIC system features the EG module with dual eluent generation capabilities, continuously regenerated trap column capabilities, and the SRS Self-Regenerating Suppressor. The ICS-3000 also includes single or dual pump capabilities with flow rates ranging from microbore to semipreparative. Detectors available for the system include conductivity, electrochemical, UV-Vis and photodiode array, and mass spectrometer detectors providing flexible analytical capability. For sample introduction, the system is available with the full-featured AS autosampler. ICS-3000 RFIC has the capabilities to allow our customers to run parallel or 2D chromatography analyses. Chromeleon chromatography data management software, available with the ICS-3000, provides powerful data processing, control features, audit trail, intuitive database management, and full client-server capabilities. Together, the hardware and software offer “system wellness”, a feature that automatically schedules calibration, validation, and routine maintenance on each module. Built-in diagnostics can be prompted from the software to help troubleshoot and track useful parameters such as absorbance detector lamp life and column usage. For customers that do not require the full capabilities of our Chromeleon software, we offer Chromeleon Xpress for stand-alone control of the ICS-3000.

Process Instrumentation — The Company offers the DX-800 Process Analyzer for continuous on-line monitoring necessary in a variety of industrial applications. The DX-800 uses Chromeleon software for automation, data acquisition, reporting and security features. The software allows the user to view analyzer status, handle alarms, and interface with the computing and control systems in place at the enterprise where the DX-800 is installed. Major applications for the DX-800 are in the power generation industry for the continuous monitoring of corrosive contaminants in boiler water, the semiconductor industry for continuous monitoring of contaminants in high purity water, and the pharmaceutical and chemical industries for continuous monitoring of biological and chemical synthesis processes.
The Company’s IC systems and related accessories and software are marketed and sold worldwide.
High Performance Liquid Chromatography — HPLC is a form of chromatography that separates a wide range of molecules, such as proteins, carbohydrates, amino acids, and pharmaceuticals, and quantifies the components by measuring the amount of light that the molecules absorb or emit when exposed to a light source. The Company’s HPLC customers include life science companies active in biological research, biotechnology, pharmaceutical drug discovery and development, and other industrial companies. The sales of Dionex HPLC products accounted for approximately 25% of the Company’s net sales in each of fiscal 2005, 2004 and 2003.
The Company offers the following products for HPLC:
Summit HPLC System— The Summit HPLC System includes an isocratic or gradient pump, a photodiode array or absorbance detector and an autosampler with optional thermal cooling. In fiscal 2003, Dionex added a new thermostated column compartment, the TCC-100 to the Summit product line. The TCC-100 maintains stable column temperatures, improving reproducibility of peak retention times. The Summit HPLC System uses Chromeleon software to offer full system control, multi-instrument control (including control of other companies’ equipment), validation provisions as required by 21 CFR Part 11 and many other powerful features. In fiscal 2004, Dionex introduced the Dual Gradient Summit allowing faster analysis times resulting in higher throughput. The Summit HPLC System and Chromeleon are marketed and sold worldwide.
Auto-Purification System (APS) — The Company introduced in fiscal 2004 the APS-2000 System Series for the purification of synthesized biological and natural compounds. The APS-2000 brings the power of Summit HPLC system and Chromeleon software to purification. The APS-2000 is designed to increase throughput in the purification of compounds. The APS-2000 is marketed and sold worldwide.
ICS-3000 RFIC System — The ICS-3000 features an inert, metal-free, polyetheretherketone (PEEK) flow path to preserve chemically unstable biomolecules. The ICS-3000 provides high performance dual piston pumps and detectors, including a choice of electrochemical, absorbance and photodiode array detectors. These options allow for a wide range of applications including quantification of carbohydrates, amino acids, proteins and peptides, nucleic acids and small biomolecules. The ICS-3000 system is controlled by Chromeleon software and is marketed and sold worldwide.
Capillary-/nano-LC — Capillary-/nano-LC is a form of HPLC that uses low flow rates for analyzing sample volumes much smaller than those analyzed using traditional analytical HPLC.
The Company offers the following products for capillary-/nano-HPLC:
UltiMate 3000 Capillary-/Nano-LC System — Introduced in fiscal 2005, the UltiMate 3000 system, a dedicated microseparation system. The UltiMate 3000 consists of single or dual high-precision pumps coupled with patented flow control capabilities and a proprietary method of flow splitting to provide accurate, reproducible isocratic and gradient separations from 50nl/min to 2.5ml/min, depending on the configuration. The UltiMate also has a specially developed UV detector. This detector coupled with the Company’s proprietary capillary flow cells allows the most sensitive UV detection in microcolumn separations. Accessories for the UltiMate system include the WPS-3000 Wellplate autosampler and the FLM-3100 Flow Control module for flow control in a thermostated column compartment that also allows column switching. The Ultimate 3000 replaces the UltiMate Plus.
The Company offers the Probot microfraction collector for the micro-analysis market. The Probot allows collection or dispensation of micro-fractions and is also used for precision spotting of MALDI-TOF mass spectrometer target plates.

Sample Preparation — The Company offers a number of solutions for sample preparation:
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
In fiscal 2005, the Company added the SE 400 and SE 500 Solvent Evaporation Systems to our sample preparation offerings. The systems are designed to rapidly evaporate organic solvents or water from ASE collection vials or bottles.
Detectors — Detectors are used to measure the quantity of various sample components after they have been separated in a chromatography column. Dionex currently offers several detector products based on conductivity, electrochemistry, absorbance (including the PDA-100 photodiode array detector), fluorescence and refractive index absorbance. This range of detectors is designed to meet customer requirements for analysis of organics, inorganics, metals, amino acids, biological compounds and pharmaceuticals.
Mass Spectrometry — Mass spectrometry (MS) is used to identify the molecular weight of compounds within a sample substance and renders structural molecular information. The Company, through an agreement with Thermo Electron Corporation, offers the MSQ mass spectrometer (MSQ) together with Dionex Summit HPLC and ICS-3000 systems. Dionex sells LC/MS and IC/MS systems using the MSQ to existing and new customers worldwide, particularly in the pharmaceutical market, but also for environmental testing, drug, beverage and food quality control and many other applications. The MSQ mass spectrometer is a compact, benchtop, single quadrupole mass detector. The standard system is supplied with both Electrospray (ESI) and Atmospheric Pressure Chemical Ionization (APCI) for maximum analytical flexibility. The agreement with Thermo Electron enables Dionex to reach chemists desiring MS capabilities who previously were not among the Company’s potential customers.
Automation Products — As part of its efforts to make chemical analyses simpler, faster and more reliable, Dionex offers a family of products that automate sample handling, system operation and data analysis for chromatography systems. These products include Chromeleon software and several automated sample injection modules available for IC and HPLC applications.
Chromeleon Software — In fiscal 2005, the Company introduced Chromeleon 6.7, the latest version of its chromatography data management system. From a single user interface, Chromeleon provides full control of over 200 LC and GC instruments from more than 25 vendors of liquid and gas chromatography systems. It is an easy-to-use, adaptable data management system with scalable client/server architecture for customers requiring a single workstation to lab- or campus-wide deployment. Data is organized by instrument, user, project or product. All data is stored locally on a personal computer, centrally on a network server, or both. Chromeleon features a flexible graphical user interface and report generator which can be adapted to dedicated applications. Chromeleon also offers a complete suite of features for regulatory compliance: security, validation, audit trails and electronic signatures. Chromeleon provides all the features that laboratories need to comply with GLP, GMP and 21 CFR Part 11 without losing productivity.
Autosamplers — The Company offers a number of autosamplers that address a variety of customer needs.
The AS40 Automated Sample Injection module (AS40) is a low-cost, metal-free, rugged automated sample loading device designed especially for ion chromatography applications. The AS40 can be used with the Company’s IC systems.
For more complex needs, the Company offers the AS50 Autosampler (AS50). The AS50 is a high-performance, random vial access autosampler with automated sample injection which is used primarily with the high-end RFIC systems. The Company also provides the simultaneous injection AS50 Autosampler for concurrent injection of a sample onto two analytical systems or an ICS-3000 Dual RFIC System for running unique or similar applications.

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
For capillary-nano-LC, the Company offers the WPS-3000 WellPlate Autosampler. The WPS-3000 is a fully automated micro autosampler for sample injections from up to three 96 or 386 well plates or conventional 1.5 milliliter vials. The unique design allows for automated injection of volumes down to 20 nanoliters. WPS-3000 has a proprietary injection technique that guarantees high performance and virtually no sample dispersion. The WPS-3000 is marketed mainly with the UltiMate 3000 Systems.
Columns – A chromatography column consists of a hollow cylinder packed with a unique separation material. The column’s function is to separate various chemical components in a sample. The Company develops and manufactures separation materials such as ion-exchange resins, silica-based bonded phases and monolithic phases using proprietary processes. Dionex currently manufactures and markets a broad range of column types designed and tested for specific applications in the HPLC and IC markets. Dionex offers a wide range of polymer-based ion-exchange and reversed-phase columns supporting capillary, analytical and semipreparative scale applications.
Recent column introductions augment a continuing program of product launches geared to address developing market requirements. For ion chromatography, the Company introduced the IonPac Fast Anion III, IonPac AS21 and IonPac AS20 anion exchange columns. The IonPac Fast Anion III allows customers to rapidly determine phosphoric and citric acids in cola soft drinks. The IonPac AS21 provides fast analyses of trace perchlorate in drinking water prior to detection by MS/MS. The IonPac AS20 allows determination of trace perchlorate in drinking water, groundwater or other diverse matrices.
In fiscal 2004, the Company introduced the IonPac AS19 anion exchange and the IonPac CS18 cation exchange columns. In fiscal 2003, the Company introduced a number of consumable products.
For the HPLC market, the Company expanded the silica-based Acclaim family of products in fiscal 2005 by introducing the Acclaim PA2 and the Acclaim Surfactant columns. These columns further expand the Acclaim family of HPLC columns that were introduced in fiscal 2002. The Acclaim PA2 column allows for separation of organic acids at low pH levels and the Acclaim Surfactant column allows the separation of a variety of surfactants in detergents, pharmaceuticals and environmental samples.
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
The Self Regenerating Suppressor enhances IC performance during long-term operation, without user intervention. The SRS Ultra II provides superior performance for all IC applications, particularly trace level ion chromatography using hydroxide eluents, and is a key component of the ICS-3000 Reagent Free IC (RFIC) systems.
The Atlas Suppressor (AES) provides improved sensitivity, lower noise and faster start-up over our previous, industry leading AutoSuppression technology, raising the performance goals even higher for IC electrolytic suppression. The AES suppressor offers optimal performance for most anion applications using carbonate eluents and cation applications using methanesulfonic acid eluents.
The MMS III MicroMembrane Suppressor, with an innovative displacement chemical regeneration mode of operation, can be used with all Dionex ion-exchange columns, providing ultra-low noise operation, and is recommended for anion and cation separations when using eluents containing organic solvents.

Service and Other — The Company also generates sales from its Customer Service organization through maintenance contracts, spare part sales, customer training and sales of other products and valued-added services. (See “Technical Support, Installation and Service” below.)
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
The second component of the Company’s marketing strategy is to work closely with existing and potential customers to develop new applications. Technical support staff assist customers in problem definition, development of new applications needed to solve problems and providing user training and ongoing user support. By combining this support function with direct sales efforts, the Company works to increase the range of applications and the potential market for its products.
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
The Company’s products are used extensively in environmental analysis and by the pharmaceutical, life science, biotechnology, chemical, petrochemical, power generation, food and beverage and electronics industries. Its customers include a number of the largest industrial companies worldwide, as well as government agencies, research institutions and universities. Geographically, sales to customers outside the United States accounted for approximately 72%, 71%, and 67% of net sales in fiscal 2005, 2004, and 2003 respectively. Sales in Japan accounted for approximately 12%, 16%, and 13% of net sales in fiscal 2005, 2004, and 2003 respectively and sales in Germany accounted for approximately 11% of net sales in both fiscal 2005 and 2004 and 12% in fiscal 2003. The Company attributes net sales to a particular country based on the location of its customers. No single customer accounted for 10% or more of the Company’s net sales in fiscal 2005, 2004 or 2003.
Dionex manufactures its products based upon its forecast of customer demand and maintains adequate inventories of completed modules in advance of receipt of firm orders from its customers. Orders are generally placed by the customer on an as-needed basis, and products are usually shipped within four to six weeks after receipt of an order. Dionex does not maintain a substantial backlog, and backlog as of any particular date may not be indicative of the Company’s actual sales in any succeeding period. The level of backlog at June 30, 2005 was $41.0 million and at June 30, 2004 was $39.4 million.
COMPETITION
Competition in the Company’s industry is based upon the performance capabilities of the analytical instruments, technical support and after-market services, the manufacturer’s reputation as a technological leader and selling prices. Management believes that performance capabilities are the most important of these criteria. Customers measure system performance in terms of sensitivity (the ability to discern minute quantities of a particular sample component), selectivity (the ability to distinguish between similar components), speed and throughput of analysis and the breadth of chemical and biological samples that the system can effectively analyze. Management believes that Dionex enjoys a favorable reputation in terms of performance capabilities, technical support and service.
Companies competing with Dionex in the analytical instruments market include Agilent Technologies, Inc., Metrohm Ltd., Perkin-Elmer, Inc., Shimadzu Corporation, Thermo Electron Corporation, Varian, Inc. and Waters Corporation. The Company believes no single competitor has a dominant position in the analytical instruments market.

The Company believes it has a substantial market share in the IC market. Dionex IC systems generally compete with a number of analytical techniques used in identifying and quantifying ionic and polar compounds. The primary sources of competition for IC are conventional manual and automated wet chemistry procedures and certain modified liquid chromatography systems and liquid chromatography systems using a single column ion chromatography method that does not use a suppressor device. The Company’s competitors also offer products to compete in ion analysis and chromatography using suppression technology similar to that offered by the Company in earlier generation modules during the 1980’s. Companies competing with Dionex in IC include such vendors as W.R. Grace Alltech , Metrohm Ltd., Shimadzu Corporation, Waters Corporation and other smaller companies.
The Company believes it has a smaller but growing market share in the HPLC and capillary-/nano-LC markets. The Company’s Summit HPLC and UltiMate3000 systems compete directly with other manufacturers’ HPLC systems in traditional and capillary-/nano- HPLC applications. Dionex believes that the Summit HPLC system has certain benefits over competing systems, including advanced pump technology, thermostated temperature control, a high performance autosampler and higher throughput. The Company believes that its UltiMate3000 systems offer certain benefits over competing systems including the ability to analyze minute contents of sample at very low flow rates. The Company also believes that its CHROMELEON software package provides competitive advantages over its competitors’ software offerings.
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
The Company regards its CHROMELEON software as proprietary and relies on a combination of copyrights, trademarks, trade secret laws and other proprietary rights, laws, license agreements and other restrictions on disclosure, copying and transferring title to protect its rights to its software products. The Company has no patents covering its software, and existing copyright laws afford only limited protection. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States.

INTERNATIONAL OPERATIONS
Financial information about foreign and domestic operations and export sales is provided in Note 14 of the Notes to Consolidated Financial Statements found elsewhere in this report.
The Company has subsidiaries in the United Kingdom, Germany, Italy France, the Netherlands, Belgium, Switzerland, Austria, Denmark, Japan, China, Korea, Australia and Canada. The Company’s foreign sales are affected by fluctuations in currency exchange rates and by regulation adopted by foreign governments. Such fluctuations have materially affected, both positively and negatively, the Company’s results of operation in past periods and will likely materially affect the Company’s results of operations in the future. Export sales are subject to certain controls and restrictions, but the Company has not experienced any material difficulties related to these limitations.
MANUFACTURING AND SUPPLIERS
The Company produces chemicals and resins and assembles IC systems and modules in its California manufacturing facilities. The Company assembles the systems and modules for its Summit HPLC and UltiMate3000 systems in its manufacturing facility in Germany. Dionex has developed proprietary processes for the manufacture of polystyrene-based resins and for packing columns with these resins. The Company believes that its resins, columns and suppressor manufacturing know-how are critical to the performance and reliability of its chromatography systems. The Company requires each employee and consultant to sign a nondisclosure agreement to protect its proprietary processes. However, there can be no assurances that these agreements will provide meaningful protection or adequate remedies for the Company’s proprietary processes in the event of unauthorized use or disclosure.
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
EMPLOYEES
Dionex had 1,064 employees at June 30, 2005, compared with 1,008 employees at June 30, 2004.
The Company maintains a website at www.dionex.com; however, information found on the Company’s website is not incorporated by reference into this report. The Company makes available free of charge on or through its website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”). In addition, the charters for our Audit, Compensation and Nominating and Governance Committees, and our Code of Business Conduct and Ethics are available on our website at www.dionex.com and a printed copy of this information is available without charge by sending a written request to: Corporate Secretary, Dionex Corporation, 1228 Titan Way, Sunnyvale, California 94088.

TECHNICAL SUPPORT, INSTALLATION AND SERVICE
Users of the Company’s chromatography systems may require technical support before and after a system sale. Services provided before the sale are recorded in operating expenses as incurred. Chromatography systems sold by the Company generally include a one-year warranty. These costs are accrued for at the time of the system sale. Installation and certain basic user training are provided to the customer, with revenues for these services recognized at the time the services are provided. Maintenance contracts may be purchased by customers to cover equipment no longer under warranty. Maintenance work not performed under warranty or maintenance contracts is performed on a time and materials basis. The Company offers training courses and periodically sends its customers information on applications development. The Company installs and services its products through its own field service organizations in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Austria, Denmark, Japan, China, Korea, Australia, Canada and the United States. Installation and service in other foreign countries are typically provided by the Company’s distributors or agents.
RESEARCH AND PRODUCT DEVELOPMENT
The Company’s research and product development efforts are focused on increasing the performance of its chromatography and other products and expanding the number of chemical and biological compounds that can be analyzed efficiently with its products. Research and product development expenditures were $20.4 million, $19.2 million and $16.9 million in fiscal 2005, 2004 and 2003, respectively. The Company pursues active development programs in the areas of system hardware, applications, computer software, suppressors, resin and column technologies. There can be no assurances that the Company’s product development efforts will be successful or that the products developed will be accepted by the marketplace.
RISKS AND UNCERTAINTIES
The continuation or spread of the current economic uncertainty in key markets would likely harm our operating results.
The Company sells its products in many geographical regions throughout the world. If economic conditions in any of these regions decline or continue to decline, the demand for our products is likely to be reduced. Despite economic uncertainty in certain European countries, we showed continued growth in the European market; however a continuation of an economic downturn in any of our major markets would likely harm our results of operations.
Foreign currency fluctuations and other risks related to international operations may adversely affect our operating results.
The Company derived approximately 72% of its net sales from outside the United States in fiscal 2005 and expects to continue to derive the majority of net sales from outside the United States for the foreseeable future. Most of the Company’s sales outside the United States are denominated in the local currency of its customers. As a result, the U.S. dollar value of our net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on our results of operations. In recent periods, the Company’s results of operations have benefited from the depreciation of the U.S. dollar against the Euro, the Japanese yen and other foreign currencies; should the U.S. dollar begin appreciating against these currencies, our results of operations could be affected negatively. Tariffs and other trade barriers, difficulties in staffing and managing foreign operations, changes in political environments, interruptions in overseas shipments and changes in tax laws may also impact international sales negatively.
Fluctuations in worldwide demand for analytical instrumentation could affect the Company’s operating results.
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
The Company’s products are highly technical in nature. As a result, many of the Company’s products must be developed months or even years in advance of the potential need by a customer. If the Company fails to introduce new products and enhancements as demand arises or in advance of the competition, the Company’s products are likely to become obsolete over time, which would harm operating results. Also, if the market is not receptive to the Company’s newly developed products, the Company may be unable to recover costs of research and product development and marketing, and may fail to achieve material components of its business plan.
The analytical instrument market is highly competitive, and the Company’s inability to compete effectively in this market would adversely affect its results of operations and financial condition.
The analytical instrumentation market is highly competitive and the Company competes with many companies on a local and international level that are significantly larger than Dionex and have greater resources, including larger sales forces and technical staff. Competitors may introduce more effective and less costly products and, in doing so, may make it difficult for the Company to acquire and retain customers. If this occurs, the Company’s market share may decline and operating results could suffer.
The Company may experience difficulties with obtaining components from sole- or limited-source suppliers, or manufacturing delays, either of which could adversely affect its results of operations.
Most raw materials, components and supplies purchased by the Company are available from many suppliers. However, certain items are purchased from sole or limited source suppliers and a disruption of these sources could adversely affect our ability to ship products as needed. A prolonged inability to obtain certain materials or components would likely reduce product inventory, hinder sales and harm our reputation with customers. Worldwide demand for certain components may cause the cost of such components to rise or limit the availability of these components, which could have an adverse affect on our results of operations.
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

EXECUTIVE OFFICERS OF THE COMPANY
The following table lists the names and positions of all current executive officers of the Company, and their ages as of August 19, 2005. There are no other family relationships between any director or executive officer and any other director or executive officer of the Company. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Positions
Lukas Braunschweiler	49	President and Chief Executive Officer
Bruce Barton	46	Vice President
David Bow	41	Vice President
Kevin Chance	38	Vice President
Peter Jochum	54	Vice President
Craig McCollam	45	Vice President and Chief Financial Officer
Christopher Pohl	54	Vice President
Rene Trost	54	Vice President
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
Mr. Barton has served as Vice President of Sales and Service Asia/Pacific since October 2003. Previously he held various positions including Head of Distributor Operations as well as Vice President-International Operations. Upon joining the Company in 1987, he served in numerous positions in the Sales, Accounting and Finance departments.
Mr. Bow has served as Vice President of North American Sales, Service and Corporate Marketing since joining the Company in September 2003. Prior to that, he founded and served as President of Genesis Chemicals, Buffers & Biochemicals Corp, GW Incorporated and GenChem GmbH.
Mr. Chance has served as Vice President of the Chemical Analysis Business Unit (CABU) since April 2003. From 2000 to 2003 he served as Chief Executive Officer of Aptus Pharmaceuticals, Inc., a biotech company. From 1989 through 2000 he served as a business unit general manager and in various other positions at Siemens Industrial Automation (Moore Products Company), an automation technology provider.
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
Mr. Trost was promoted to Vice President European Sales and Service in October 2003 after serving as Manager for Dionex’s European operations since 1999. Prior to that, he was the Country Manager for Dionex Switzerland since joining the Company in 1994. Prior to working for the Company, he served with Sarasin Ltd. in Switzerland.

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
No matters were submitted to a vote of security holders during the quarter ended June 30, 2005.
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

	Fiscal 2005		Fiscal 2004
Quarter	High	Low	High	Low
First	$56.50	$41.81	$41.85	$37.41
Second	$60.08	$54.32	$48.50	$38.92
Third	$61.19	$54.20	$56.30	$46.07
Fourth	$56.72	$40.00	$56.40	$48.04
As of August 26, 2005 there were 949 holders of record of the Company’s common stock as shown on the records of its transfer agent.
DIVIDENDS
As of October 11, 2005, the Company has paid no cash dividends on its common stock and does not anticipate doing so in the foreseeable future.

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
The following table indicates common shares repurchased and additional shares added to the program during the three months ended June 30, 2005:

			Total
			Number of		Maximum
			Shares	Additional	Number of
			Purchased	Shares	Shares that
	Total	Avg.	as Part of	Authorized	May Yet Be
	Number	Price	Publicly	for	Purchased
	of Shares	Paid per	Announced	Purchase	Under the
Period	Purchased	Share	Program(1)	(1)	Program (1)
Apr. 1 - 30, 2005	225,000	$43.21	3,136,300	5,802	1,369,127
May 1 - 31, 2005	363,400	$45.18	3,499,700	36,733	1,042,460
Jun. 1 – 30, 2005	0	$0	3,499,700	0	1,042,460

(1)	The current stock repurchase program was initiated in April 2002 with authorization to purchase 1.5 million shares plus that number of common shares equal to the number issued pursuant to employee stock plans subsequent to that date.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
Operating Information:

Years ended June 30
(In thousands, except per share amounts)	2005	2004	2003	2002	2001
Net sales	$279,317	$258,834	$214,909	$182,434	$186,757
Cost of sales	91,754	88,944	73,273	63,740	64,071
Revaluation of acquired inventory	—	—	—	—	121

Gross profit	187,563	169,890	141,636	118,694	122,565
Operating expenses:
Selling, general and administrative	102,539	89,100	76,565	64,607	63,288
Research and product development	20,354	19,155	16,888	15,094	14,742
Write-off of in-process research and development	—	—	—	—	865

Total operating expenses	122,893	108,255	93,453	79,701	78,895

Operating income	64,670	61,635	48,183	38,993	43,670
Interest income	1,276	801	504	528	850
Interest expense	(176)	(240)	(192)	(203)	(353)
Other income/(expense)	801	(340)	133	1,582	2,893
Write-off of a non-affiliated investment	—	—	(2,067)	—	—

Income before taxes on income and cumulative effect of change in accounting principle	66,571	61,856	46,561	40,900	47,060
Taxes on income	21,081	20,481	15,133	13,292	15,295

Net income before cumulative effect of change in accounting principle	45,490	41,375	31,428	27,608	31,765
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	359

Net income	$45,490	$41,375	$31,428	$27,608	$31,406

Basic earnings per share	$2.20	$1.96	$1.49	$1.27	$1.42
Diluted earnings per share	$2.13	$1.89	$1.45	$1.24	$1.37
Shares used in computing earnings per share amounts:
Basic	20,655	21,056	21,057	21,705	22,137
Diluted	21,388	21,943	21,632	22,184	22,895
The Company has paid no cash dividends.
Balance sheet information:

At June 30
(In thousands)	2005	2004	2003	2002	2001
Working capital	$102,006	$103,719	$88,014	$62,539	$68,071
Total assets	238,153	235,465	213,100	180,718	173,682
Long-term debt	—	—	500	1,002	966
Stockholders’ equity	183,049	183,454	159,280	131,707	129,858

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dionex achieved record sales and earnings in fiscal year 2005, continuing to show strong growth. The record performance was driven by our two major product lines, ion Chromatography (IC) and high performance liquid chromatography (HPLC). Dionex innovations took center stage in fiscal 2005, with the company introducing the largest number of new products (ICS-3000 premier ion chromatography system; Carbonate/bicarbonate eluent generator and the Carbonate Removal Device (CRD); and the UltiMate 3000 nano/capillary/micro-flow) in a given year in its history. All of these new products were well received by the industry and our customers. Fiscal 2005 was not without challenges. The year started strongly in the first half with good performance across all our major markets and regions. Growth in the second half was slower, primarily due to a softer demand in the life sciences market and a challenging comparison with last year’s nonrecurring sales in Japan that arose from new drinking water regulations.
RESULTS OF OPERATIONS
The following table summarizes the Company’s consolidated statement of income items for the last three fiscal years as a percentage of net sales.

Years ended June 30	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	32.9	34.4	34.1

Gross profit	67.1	65.6	65.9
Operating expenses:
Selling, general and administrative	36.7	34.4	35.6
Research and product development	7.2	7.4	7.9

Total operating expenses	43.9	41.8	43.5

Operating income	23.2	23.8	22.4
Interest income, net	0.4	0.2	0.1
Write-off of a non-affiliate investment	—	—	(1.0)
Other income/(expense)	0.2	(0.1)	0.1

Income before taxes	23.8	23.9	21.6
Taxes on income	7.5	7.9	7.0

Net income	16.3%	16.0%	14.6%

Net Sales. In fiscal 2005, Dionex reported net sales of $279.3 million, an increase of 8% compared with the $258.8 million reported in fiscal 2004. Sales in fiscal 2003 were $214.9 million. The Company is subject to the effects of foreign currency fluctuations that have an impact on net sales and gross profits. Currency fluctuations increased net sales by 4% in fiscal 2005, by 8% in fiscal 2004 and by 7% in fiscal 2003.
The increase in net sales from fiscal 2003 to fiscal 2004 and from fiscal 2004 to fiscal 2005 was the result of increased sales in all of the major geographic regions in which the Company does business. Growth rates for the last two fiscal years are indicated in the tables below:
Percentage increase in net sales

	From Fiscal 2004	From Fiscal 2003
	to	to
	Fiscal 2005	Fiscal 2004
Total:	8%	20%
By geographic region:
North America	6%	6%
Europe	13%	19%
Asia/Pacific	3%	48%

Percentage of growth in net sales excluding currency fluctuations

	From Fiscal 2004	From Fiscal 2003
	to	to
	Fiscal 2005	Fiscal 2004
Total:	4%	12%
By geographic region:
North America	5%	4%
Europe	5%	5%
Asia/Pacific	2%	40%
Net sales in North America grew 6% in reported dollars (5% net of currency fluctuations) from 2004 to fiscal 2005 primarily as a result of a strong first half of the fiscal year. Net sales in Europe grew 13% in reported dollars (5% net of currency fluctuations) from fiscal 2004 to fiscal 2005 as a result of strong demand from our environmental and food and beverage customers, offset in part by weaker demand from some our larger pharmaceutical company customers in the region in the second half of the fiscal year. Net sales in the Asia/Pacific region grew 3% in reported dollars (2% net of currency fluctuations) as a result of strong sales growth in China, Korea, Australia and India, offset by lower net sales in Japan. In Japan, net sales were higher than usual in fiscal 2004 as a result of incremental nonrecurring sales of approximately $8 million resulting from new drinking water analysis regulations enacted in Japan in 2004. In fiscal 2004, sales grew in all three geographies due to new IC products introduced at the end of fiscal 2003. Asia Pacific also benefited from the non-recurring sales in Japan.
Sales outside North America accounted for 72% of net sales in fiscal 2005, 71% in fiscal 2004 and 67% in fiscal 2003. The Company sells directly through its sales forces in the United Kingdom, Germany, Italy, France, the Netherlands, Belgium, Switzerland, Austria, Denmark, Japan, China, Korea, Australia, Canada and the United States. Direct sales accounted for 91% of net sales in fiscal 2005, compared with 91% in fiscal 2004, and 92% in fiscal 2003. International distributors and representatives in Europe, Asia and other international markets accounted for the balance of net sales. There were no significant price changes during the three-year period ended June 30, 2005.
Net sales of IC products grew 8% from fiscal 2004 to fiscal 2005, primarily due to continued growth in sales of the Company’s existing IC products and the Company’s introduction of its ICS-3000 system, offset in part by the incremental nonrecurring sales in Japan in fiscal 2004 discussed above. Net sales of IC products grew 23% from fiscal 2003 to fiscal 2004 due to higher demand for our IC products and non-recurring sales in Japan.
Net sales of HPLC products grew 25% from fiscal 2004 to fiscal 2005 primarily as a result of the Company’s expansion of its global HPLC business, offset by weakness in certain sectors of the life sciences market in the second half of the fiscal year. Net sales of HPLC products grew 15%, from fiscal 2003 to fiscal 2004 as a result of strong demand in life sciences market.
Net sales of Nano/capillary-flow products decreased 21% from fiscal 2004 to fiscal 2005. The decline was primarily due to reduced spending by customers. However, the Company observed a positive turnaround in the last few months of fiscal 2005 due to the introduction of its new Ultimate 3000 for nano/capillary/micro-flow HPLC. The Ultimate 3000 started shipping in early April 2005. The Company believes nano/capillary/micro-flow HPLC sales will increase in fiscal 2006 as a result of the new Ultimate 3000 product, as the new platform will address a broader market in LC-MS than solely proteomics. Net sales of nano/capillary-flow products declined by 9% from fiscal 2003 to fiscal 2004 as a result of slower demand from proteomics customers.
Gross Profit. Gross profit for fiscal 2005 was $187.6 million compared to $169.9 million in 2004, an increase of $17.7 million or 10%. Gross profit as a percentage of sales increased to 67.2% from 65.6% in fiscal 2004 and 65.9% in fiscal 2003. The increase in gross margin from fiscal 2004 to fiscal 2005 was partially attributable to fiscal 2004 having higher costs for third-party components included in the sales related to the Japan drinking water regulations and lower manufacturing costs. The decline from fiscal 2003 to fiscal 2004 was also due to the higher costs in Japan.
Operating Expenses. From fiscal 2004 to fiscal 2005, overall operating expenses grew by 14%. Increased spending in fiscal 2005 was primarily attributable to the following factors:
     A) currency fluctuations which accounted for 4%,
     B) expansion efforts in the Asia/Pacific region, which accounted for 2%,
     C) Sarbanes-Oxley Section 404 related costs which accounted for 4%, and
     D) increase in personnel and salary related costs which accounted for 4%

Selling, general and administrative (SG&A) expenses as a percentage of net sales were 36.7% in fiscal 2005 compared with 34.4% in fiscal 2004 and 35.6% in fiscal 2003. SG&A expenses were $102.5 million in fiscal 2005, an increase of 15% from $89.1 million in fiscal 2004. SG&A expenses in fiscal 2004 increased 16% from $76.6 million in fiscal 2003. Increases over 2004 include $4.0 million of additional costs due to Sarbanes-Oxley Section 404 compliance efforts, currency fluctuation impact of $4.0 million, Asia/Pacific expansion costs of approximately $2.0 million and additional personnel and salary related costs of approximately $4.2 million. The increase from fiscal 2003 to fiscal 2004 was primarily due to currency fluctuations of $5.7 million, additional costs attributable to the continued expansion in our operations in China of $0.7 million and costs related to opening subsidiaries in Korea and Australia of $1.4 million. The Company anticipates that SG&A expenses will be in the range of 34% to 38% of net sales in fiscal 2006 including the impact of adopting Statement of Financial Accounting Standards No. 123R “Share-Based Payment”.
Research and product development expenses were 7.3% of net sales in fiscal 2005 compared with 7.4% in fiscal 2004 and 7.9% in fiscal 2003. Research and product development expenses in fiscal 2005 of $20.4 million increased by $1.2 million compared with $19.2 million in fiscal 2004. Research and development expenses in fiscal 2004 of $19.2 million increased by $2.3 million compared with $16.9 million in fiscal 2003. Research and product development expenses have increased in dollars due to higher spending to develop the Company’s IC and HPLC products introduced in the last two years and the effects of currency fluctuations. Research and product development spending depends on both the breadth of the Company’s research and product development efforts and the stage of specific product development projects. The Company anticipates that the level of research and product development expenses will remain in the range of 7% to 9% of net sales in fiscal 2006.
Interest Income. Interest income in fiscal 2005 of $1,276,000 was higher than the $801,000 reported for fiscal 2004 and the $504,000 reported in fiscal 2003. The increases from fiscal 2003 to fiscal 2004 and from fiscal 2004 to fiscal 2005 were due to higher average cash balances and higher interest rates in the later periods.
Interest Expense. Interest expense in fiscal 2005 of $176,000 was lower than the $240,000 reported in fiscal 2004 due to lower average borrowings outstanding during fiscal 2005. Fiscal 2004 interest expense was higher than the $192,000 reported in fiscal 2003 due to longer sustained periods of average borrowing during fiscal 2004.
Other Income/(Expense). Other income in fiscal 2005 was $801,000 which was primarily due to the gain on sale of marketable equity securities of approximately $1.2 million, partially offset by losses on foreign currency contracts. The Company had other expense in fiscal 2004 of $340,000 which was attributable primarily to losses on certain foreign currency contracts and other income of $133,000 in fiscal 2003 due to the gain on sale of marketable equity securities offset in part by losses on foreign currency contracts.
Write-off of a Non-Affiliate Investment. During fiscal 2003, the Company wrote off an investment in an unaffiliated entity, PharmaSeq, Inc., in the amount of $2.1 million. Management determined that the decline in value of the investment, accounted for under the cost method, was other than temporary.
Taxes on Income. The Company’s effective tax rate was 31.7% for fiscal 2005, 33.1% for fiscal 2004 and 32.5% for fiscal 2003. The Company’s effective tax rate is affected by the mix of taxable income among the various tax jurisdictions in which the Company does business. The decrease in the effective tax rate from fiscal 2004 to fiscal 2005 reflects certain tax credits that were realized in fiscal 2005. In fiscal 2004, our tax rate was higher due to a larger portion of our income being generated in higher tax jurisdictions than in previous years; increased sales in Japan contributed significantly to this increase. The Company anticipates that its effective tax rate will be in the range of 33% to 34% in fiscal 2006.
Earnings per Share. Diluted earnings per share were $2.13 for fiscal 2005, representing an increase of 13%, compared with $1.89 for fiscal 2004. Diluted earnings per share were $1.89 for fiscal 2004, representing an increase of 29% compared with $1.45 for fiscal 2003. The number of shares used in computing diluted and basic earnings per share is affected by the Company’s stock repurchase program.
Liquidity and Capital Resources. At June 30, 2005, the Company had cash and equivalents and short-term investments of $53.8 million. The Company’s working capital was $102.0 million at June 30, 2005, compared with $103.7 million at June 30, 2004.

Cash generated by operating activities was $57.2 million in fiscal 2005, compared with $52.9 million in fiscal 2004 and $43.4 million in fiscal 2003. The increase in operating cash flows in fiscal 2005 as compared to the fiscal 2004 was primarily due to improvements in net income and tax benefits derived from stock option exercises partially offset by increases in accounts receivable due to higher net sales and a decrease in income taxes payable due to higher payments. The increase in operating cash flows from fiscal 2003 to fiscal 2004 was primarily due to improvements in net income and tax benefits related to stock option plans.
Cash used for investing activities was $10.9 million in fiscal 2005, compared with $16.8 million in fiscal 2004, and $9.0 million in fiscal 2003. The decrease from fiscal 2004 to fiscal 2005 was due to higher proceeds from sale of marketable securities in fiscal 2005, partially offset by higher capital expenditures due to the acquisition of land, the construction of a building and hardware and software spending. The increase in cash used for investing activities from fiscal 2003 to fiscal 2004 was primarily attributable to the acquisition of marketable debt securities, the acquisition of intangibles related to acquiring our Korean and Australian subsidiaries and an increase in capital expenditures primarily due to building improvements incurred at our corporate headquarters and computer hardware and software spending in connection with the Company’s e-commerce website.
Cash used for financing activities was $50.0 million in fiscal 2005, compared with $31.7 million in fiscal 2004 and $15.6 million in fiscal 2003. Financing activities for all three years consisted primarily of common stock repurchases, partially offset by issuances of shares pursuant to option exercises. The Company repurchased 1,355,900 shares of its common stock for $66.7 million in fiscal 2005 under its repurchase program. The Company repurchased 1,116,300 shares for $53.7 million in fiscal 2004 and 722,700 shares for $22.5 million in fiscal 2003.
At June 30, 2005, available bank lines of credit totaled $34.5 million. The Company believes its cash flow from operations, its existing cash and cash equivalents and its bank lines of credit will be adequate to meet its cash requirements for at least the next 12 months. The impact of inflation on the Company’s financial position and results of operations was not significant during any of the periods presented.
The following summarizes our contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Year	Years	Years
Operating Lease Obligations	$17,895	$4,193	$6,299	$3,996	$3,407

EFFECT OF NEW ACCOUNTING STANDARDS
In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The Financial Accounting Standards Board (FASB) issued EITF 03-01- 1 in September 2004, which delayed the effective date of the recognition and measurement provisions of EITF 03-01. We do not expect the adoption of EITF 03-01 to have a material impact on our results of operations or financial condition.
In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs “ (SFAS No. 151) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company expects that the adoption of SFAS No. 151 will not have a significant impact on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which eliminates the alternative of applying the intrinsic value measurement to stock compensation awards using the Black-Scholes option pricing model issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Further, the adoption of SFAS 123R will require additional accounting related to income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.

The pro forma effects on net income and earnings per share as if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards, using the Black-Scholes option pricing model, are disclosed in Note 1 to the Company’s consolidated financial statements. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effect of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.
The Company will adopt SFAS 123R using the Modified Prospective Application Method beginning July 1, 2005. Under this method SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. The Company estimates that it will recognize compensation expense of $5.8 million — $6.5 million in fiscal 2006 related to its adoption of SFAS 123R.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29” (SFAS No. 153) which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company expects that the adoption of SFAS No. 153 will not have any impact on the Company’s consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154 “ Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes”, and FASB Statement No. 3” Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. At the present time, the Company does not believe that adoption of SFAS 154 will have a material effect on its financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Summary. The preparation of consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The Company evaluates its estimates on an on-going basis, including those related to product returns and allowances, bad debts, inventory valuation, goodwill and other intangible assets, income taxes, warranty and installation provisions, and contingencies.
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
Revenue Recognition Policy. The Company derives revenues from the sale of products, the delivery of services to its customers, including installation and training, and from maintenance, which includes product repair obligations under extended warranty, unspecified software upgrades, telephone support and time and material repairs. Generally, the Company’s products contain embedded software that is essential to their functionality.
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
Loss Provisions on Accounts Receivable and Inventory. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We assess collectibility based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, independent credit reports, industry trends and the macro-economic environment. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of our revenue for any period. Historically, we have not experienced significant sales returns or bad debt losses.

We value our inventory at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. We estimate revisions to inventory valuations based on technical obsolescence, historical demand, projections of future demand and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional valuation provisions may be required. If demand or market conditions are more favorable than projected, higher margins could be realized to the extent inventory is sold which had previously been written down.
Long-Lived Assets, Intangible Assets with Finite Lives and Goodwill. We assess for the impairment of long-lived assets, intangible assets with finite lives and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we assess goodwill for impairment at least annually. Factors we consider important which could trigger an impairment review include but are not limited to the following:
–	significant underperformance relative to historical or projected future operating results;

–	significant negative industry or economic trends; and

–	significant changes or developments in strategic technology.
When we determine that the carrying value of long-lived assets and intangible assets with finite lives may not be recoverable based upon the existence of one or more of the above or other indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Goodwill is tested for impairment by comparing the fair values of related reporting units to their carrying values. We are required to perform an impairment review for goodwill at least annually.
Taxes on Income. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and inventory reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is more likely than not, we must establish a valuation allowance. In the event that actual results differ from these estimates, we may need to revise the valuation allowance, which could materially impact our financial position and results of operations.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks from fluctuations in foreign currency exchange rates, interest rates and stock prices of marketable securities. With the exception of the stock price volatility of our marketable equity securities, we manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of nonperformance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices could cause significant changes in the costs to manufacture and deliver our products and in our customers’ buying practices. We have not substantially changed our risk management practices during fiscal 2005 and do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our risk management practices.
Foreign Currency Exchange. Revenues generated from international operations are generally denominated in foreign currencies. We enter into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At June 30, 2005, the Company had forward exchange contracts to sell foreign currencies totaling $16.6 million dollars, including approximately $8.4 million in Euros, $6.0 million in Japanese yen, $1.5 million Australian dollars and $735,000 in Canadian dollars. At June 30, 2004, the Company had forward exchange contracts to sell foreign currencies totaling $15.3 million dollars, including approximately $5.9 million in Euros, $8.6 million in Japanese yen, and $800,000 in Canadian dollars. The foreign exchange contracts at the end of each fiscal year mature within the first quarter of the following fiscal year. Additionally, contract values and fair market values are the same. A sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to our hedging contracts and underlying balances being hedged at June 30, 2005 and 2004, indicated that these market movements would not have a material effect on our business, operating results or financial condition.

Foreign currency rate fluctuations can impact the U.S. dollar translation of our foreign operations in our consolidated financial statements. Currency fluctuations increased reported sales by 4% in fiscal 2005, 8% in fiscal 2004 and 7% in fiscal 2003.
Interest and Investment Income. Our interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at June 30, 2005 and 2004 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on our actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding debt balance at June 30, 2004, indicated that such market movement would not have a material effect on our business, operating results or financial condition. There was no outstanding debt at June 30, 2005. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements and the level of borrowings maintained by the Company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Dionex Corporation:
We have audited the accompanying consolidated balance sheets of Dionex Corporation and its subsidiaries (collectively, the “Company”) as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 12, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.
DELOITTE & TOUCHE LLP
San Jose, CA
October 12, 2005

DIONEX CORPORATION
CONSOLIDATED BALANCE SHEETS
AT JUNE 30
(In thousands, except share amounts)

	2005	2004
ASSETS
Current assets:
Cash and equivalents	$42,679	$46,673
Short-term investments	11,102	12,113
Accounts receivable (net of allowance for doubtful accounts of $953 in 2005 and $760 in 2004)	55,450	53,128
Inventories	26,510	24,838
Deferred taxes	9,978	10,293
Prepaid expenses and other	6,364	3,875

Total current assets	152,083	150,920
Property, plant and equipment, net	53,914	46,656
Goodwill	24,638	24,675
Intangible assets, net	2,917	4,357
Other assets	4,601	8,857

	$238,153	$235,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$—	$1,468
Accounts payable	10,031	8,113
Accrued liabilities	34,939	31,822
Income taxes payable	1,593	2,214
Accrued product warranty	3,514	3,584

Total current liabilities	50,077	47,201
Deferred taxes	4,196	3,557

Other long-term liabilities	831	1,253
Commitments and other contingencies (Note 13)
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; shares outstanding: 20,161,092 in 2005 and 20,840,881 in 2004)	120,359	103,943
Retained earnings	57,451	71,217
Accumulated other comprehensive income	5,239	8,294

Total stockholders’ equity	183,049	183,454

	$238,153	$235,465

See notes to consolidated financial statements.

DIONEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30
(In thousands, except per share amounts)

	2005	2004	2003
Net sales	$279,317	$258,834	$214,909
Cost of sales	91,754	88,944	73,273

Gross profit	187,563	169,890	141,636
Operating expenses:
Selling, general and administrative	102,539	89,100	76,565
Research and product development	20,354	19,155	16,888

Total operating expenses	122,893	108,255	93,453

Operating income	64,670	61,635	48,183
Interest income	1,276	801	504
Interest expense	(176)	(240)	(192)
Other income/(expense)	801	(340)	133
Write-off of a non-affiliate investment	—	—	(2,067)

Income before taxes on income	66,571	61,856	46,561
Taxes on income	21,081	20,481	15,133

Net income	$45,490	$41,375	$31,428

Basic earnings per share:	$2.20	$1.96	$1.49

Diluted earnings per share:	$2.13	$1.89	$1.45

Shares used in computing earnings per share:
Basic	20,655	21,056	21,057
Diluted	21,388	21,943	21,632
See notes to consolidated financial statements.

DIONEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other
	Common Stock		Retained	Comprehensive		Comprehensive
(Dollars in thousands)	Shares	Amount	Earnings	Income(Loss)	Total	Income
Balance, June 30, 2002	21,089,372	67,626	67,439	(3,358)	131,707
Comprehensive income, net of tax:
Net income			31,428		31,428	$31,428
Foreign currency translation adjustments				6,808	6,808	6,808
Unrealized loss on securities (net of tax of $229)				(339)	(339)	(339)

Comprehensive income						$37,897

Common stock issued under employee benefit plans including related tax benefits	567,241	12,185			12,185
Repurchase of common stock	(722,700)	(2,416)	(20,093)		(22,509)

Balance, June 30, 2003	20,933,913	77,395	78,774	3,111	159,280
Comprehensive income, net of tax:
Net income			41,375		41,375	$41,375
Foreign currency translation adjustments				5,037	5,037	5,037
Unrealized gain on securities (net of tax of $82)				146	146	146

Comprehensive income						$46,558

Common stock issued under employee benefit plans including related tax benefits	1,023,268	31,324			31,324
Repurchase of common stock	(1,116,300)	(4,776)	(48,932)		(53,708)

Balance, June 30, 2004	20,840,881	$103,943	$71,217	$8,294	$183,454

Comprehensive income, net of tax:
Net income			45,490		45,490	$45,490
Foreign currency translation adjustments (net of tax of $1,392)				(2,434)	(2,434)	(2,434)
Unrealized loss on securities (net of tax of $365)				(621)	(621)	(621)

Comprehensive income						$42,435

Common stock issued under employee benefit plans including related tax benefits	676,111	23,823			23,823
Repurchase of common stock	(1,355,900)	(7,407)	(59,256)		(66,663)

Balance, June 30, 2005	20,161,092	$120,359	$57,451	$5,239	$183,049

See notes to consolidated financial statements

DIONEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30
(In thousands)

	2005	2004	2003
Cash and equivalents provided by (used for):
Cash flows from operating activities:
Net income	$45,490	$41,375	$31,428
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of a non-affiliate investment	—	—	2,067
Depreciation and amortization	6,007	5,817	5,912
Gain on sale of marketable securities	(1,188)	—	(414)
Tax benefit related to stock option plans	5,655	8,730	3,598
Deferred taxes	(106)	(1,159)	(2,221)
Changes in assets and liabilities:
Accounts receivable	(2,515)	(4,120)	1,851
Inventories	(1,676)	1,856	(1,770)
Prepaid expenses and other assets	(1,668)	(239)	(1,658)
Accounts payable	1,882	2,504	(110)
Accrued liabilities	6,278	2,214	3,315
Income taxes payable	(930)	(4,352)	1,301
Accrued product warranty	(57)	271	65

Net cash provided by operating activities	57,172	52,897	43,364

Cash flows from investing activities:
Proceeds from sale of marketable securities	69,428	11,150	4,041
Purchase of marketable securities	(64,652)	(19,796)	(6,010)
Purchase of property, plant and equipment	(12,261)	(4,101)	(3,659)
Acquisition, net of cash acquired	(3,500)	(4,169)	(3,000)
Investments in unaffiliated companies	—	—	(500)
Other	76	141	143

Net cash used for investing activities	(10,909)	(16,775)	(8,985)

Cash flows from financing activities:
Net change in notes payable to banks	(940)	50	(1,169)

Principal payments on long-term debt	(564)	(595)	(502)
Sale of common stock	18,168	22,594	8,586
Repurchase of common stock	(66,663)	(53,708)	(22,509)

Net cash used for financing activities	(49,999)	(31,659)	(15,594)

Effect of exchange rate changes on cash	(258)	1,389	3,180

Net increase (decrease) in cash and equivalents	(3,994)	5,852	21,965
Cash and equivalents, beginning of year	46,673	40,821	18,856

Cash and equivalents, end of year	$42,679	$46,673	$40,821

Income taxes paid	$17,308	$16,307	$11,730
Interest expense paid	$94	$177	$123
See notes to consolidated financial statements

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
Principles of Consolidation. The consolidated financial statements include the Company and its subsidiaries. All significant wholly owned intercompany transactions and accounts are eliminated in consolidation.
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
The Company is subject to certain risks and uncertainties and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations. Such factors include, among others: the continuation or spread of economic uncertainties; risks related to international operations, including foreign currency fluctuations; the importance of meeting customer demand for new products; competition in the analytical instrumentation market; our ability to maintain inventories; the importance of attracting and retaining key personnel; our ability to protect our proprietary information and acceptance of new products.
Cash Equivalents. Cash equivalents are highly liquid debt instruments with a maturity, at the date of purchase, of three months or less.
Short-Term Investments. The Company classifies its debt and equity securities as “held to maturity” or “available for sale.” Securities classified as “held to maturity” are reported at amortized cost and “available for sale” securities are reported at fair market value, with a corresponding recognition of the unrealized gains and losses (net of tax effect) as a separate component of stockholders’ equity. The Company’s investments in marketable debt securities have been classified as “available for sale.”
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
Identifiable intangible assets are recognized separately from goodwill if certain criteria are met and those assets are amortized over their estimated useful economic life.
Goodwill is not amortized but is tested for impairment as required. The Company tests goodwill for impairment in April each year and more often if circumstances indicate that goodwill may be impaired. If impaired, a charge is recorded in income from operations. The Company found no impairment as a result of its fiscal 2005 and fiscal 2004 annual impairment tests.

Valuation of Long Lived Assets. The carrying value of the Company’s long-lived assets is reviewed for impairment whenever events or changes in circumstances indicated that an asset may not be recoverable. The Company looks to current and future profitability, as well as current and future undiscounted cash flows, as primary indicators of recoverability. If impairment is determined to exist, any related impairment loss is calculated based on the amount by which the carrying value of the asset exceeds the fair value of the asset with fair value determined on a discounted cash flow basis.
Revenue Recognition. Revenue is derived from the sale of products and from services rendered to our customers including installation, training and maintenance. Generally, our products contain embedded software that is essential to their functionality. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104) and Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, collection is probable and vendor specific objective evidence exists to allocate revenue to the various elements of the arrangement. Vendor specific objective evidence is based on the price charged when an element is sold separately or, if not yet sold separately, when the price is established by authorized management. Delivery is generally considered to have occurred when shipped.
The Company sells its products through its direct sales force and through distributors and resellers. Sales through distributors and resellers are recognized as revenue upon sale to the distributor or reseller as these sales are considered to be final and no right of return or price protection exists. Customer acceptance is generally limited to performance under the Company’s published product specifications. When additional customer acceptance conditions apply, all revenue related to the sale is deferred until acceptance is obtained. Equipment typically includes a one-year warranty. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.
Installation and training services are not considered to be essential to the functionality of the Company’s products, and revenue related to these services is recognized when the services are completed. Maintenance fees are essentially extended warranty obligations and are recognized ratably over the period of the related maintenance contract. Maintenance consists of product repair services, unspecified software upgrades and telephone support.
Stock-based Compensation Plans. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations in accounting for its stock-based compensation plans (Note 10). Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.
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

Years ended June 30
(In thousands, except per share data)	2005	2004	2003
Net income, as reported	$45,490	$41,375	$31,428
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax effects	5,917	5,460	5,309

Pro forma net income	$39,573	$35,915	$26,119

Basic earnings per share:
As reported	$2.20	$1.96	$1.49

Pro forma	$1.92	$1.71	$1.24

Diluted earnings per share:
As reported	$2.13	$1.89	$1.45

Pro forma	$1.85	$1.64	$1.21

The resulting pro forma compensation expense may not be representative of the amount to be expected in future years. Pro forma compensation expense for options granted is reflected over the vesting period and reflected over six months for the employee stock purchase plan.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model, using the multiple option approach, with the following weighted-average assumptions:

	2005		2004		2003
Volatility for options	47%		49%		53%
Volatility for employee stock purchase plan	27-29%		23-26%		28-33%
Risk-free interest rate for options	3.56%		3.30%		3.03%
Risk-free interest rate for employee stock purchase plan	1.74 - 2.71%		0.98 - 1.00%		1.16 - 1.69%
Expected life of options	5.6	years	5.9	years	5.9	years
Expected life of employee stock purchase plan	6	months	6	months	6	months
Expected dividend	$0.00		$0.00		$0.00
Common Stock Repurchases. The Company repurchases shares in the open market under its ongoing stock repurchase program. For each share repurchased, the Company reduces the common stock account by the average value per share reflected in the account prior to the repurchase with the excess allocated to retained earnings. The Company currently retires all shares upon repurchase.
During fiscal 2005, the Company repurchased 1,355,900 shares of its common stock on the open market for $66.7 million (an average of $49.17 per share), compared with 1,116,300 shares repurchased for $53.7 million (an average of $48.11 per share) for fiscal 2004. During fiscal 2003, the Company repurchased 722,700 shares of its common stock on the open market for $22.5 million (an average of $31.15 per share).
Translation of Foreign Currency. The Company’s foreign operations are measured using local currencies as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange, and results of operations are translated at average rates for the year. Translation adjustments are included in stockholders’ equity as accumulated other comprehensive income/(loss).
Derivative Securities. Derivative instruments, including certain derivative instruments embedded in other contracts, are recorded on the consolidated balance sheet at their fair value as required by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Changes in the fair value of derivatives is recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company formally documents, designates and assesses the effectiveness of transactions that receive hedge accounting.
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
At June 30, 2005, the Company had forward exchange contracts to sell foreign currencies totaling $16.6 million dollars, including approximately $8.4 million in Euros, $6.0 million in Japanese yen, $1.5 million Australian dollars and $735,000 in Canadian dollars. At June 30, 2004, the Company had forward exchange contracts to sell foreign currencies totaling $15.3 million dollars, including approximately $5.9 million in Euros, $8.6 million in Japanese yen, and $800,000 in Canadian dollars. At June 30, 2005 and 2004, the aggregate unrealized gains or losses on the forward exchange contracts were not material.
Comprehensive Income. The Company is required to report comprehensive income in the financial statements, in addition to net income. For the Company, the primary differences between net income and comprehensive income are foreign currency translation adjustments and net unrealized gains or losses on available for sale securities. At June 30, 2005, 2004 and 2003, the components of accumulated other comprehensive income were as follows:

(In thousands)	2005	2004	2003
Foreign currency translation adjustments	$5,286	$7,720	$2,683
Unrealized gain(loss) on securities available for sale, net	(47)	574	428

	$5,239	$8,294	$3,111

Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform with the fiscal 2005 financial statements presentation. The reclassification had no effect on net income or stockholder’s equity. See Note 3.
New Accounting Pronouncements. In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01,

“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The Financial Accounting Standards Board (FASB) issued EITF 03-01- 1 in September 2004, which delayed the effective date of the recognition and measurement provisions of EITF 03-01. We do not expect the adoption of EITF 03-01 to have a material impact on our results of operations or financial condition.
In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs “ (SFAS No. 151) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company expects that the adoption of SFAS No. 151 will not have a significant impact on the Company’s consolidated financial statements.
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
The pro forma effects on net income and earnings per share as if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards using the Black-Scholes option pricing model are disclosed in Note 1 to the Company’s consolidated financial statements. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effect of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.
The Company will adopt SFAS 123R using the Modified Prospective Application Method beginning July 1, 2005. Under this method SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. The Company estimates that it will recognize compensation expense of $5.8 million — $6.5 million in fiscal 2006 related to its adoption of SFAS 123R.
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
In May 2005, the FASB issued SFAS No. 154 “ Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes”, and FASB Statement No. 3” Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. At the present time, the Company does not believe that adoption of SFAS 154 will have a material effect on its financial position, results of operations or cash flows.

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
The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Years ended June 30
	2005	2004	2003
Numerator:
Net Income	$45,490	$41,375	$31,428

Denominator:
Shares used to compute net income per common share — basic	20,655	21,056	21,057
Effect of dilutive stock options	733	887	575

Shares used to compute net income per common share — diluted	21,388	21,943	21,632

Basic earnings per share	$2.20	$1.96	$1.49

Diluted earnings per share	$2.13	$1.89	$1.45

Antidilutive common equivalent shares related to stock options excluded from the calculation of diluted shares were approximately 300,000 and 854,000 shares for fiscal 2005 and 2003, respectively. There were no antidilutive shares related to stock options for fiscal 2004.
Note 3 / INVESTMENTS
The Company has determined that investments in auction rate securities (ARS) should be classified as short-term investments. Previously, such investments had been classified as cash and equivalents. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 to 49 days, there is a new auction process, and a ready market exists for these securities. The Company recorded investments in ARS as of June 30, 2005 as short-term investments and reclassified ARS as of June 30, 2004 that were previously included in cash and equivalents as short-term investments.
The following is a summary of the effects of the reclassification (in thousands):
Consolidated Balance Sheet

	As previously
At June 30, 2004	Reported	Adjustments	As Reclassified
Cash and equivalents	$57,182	$(10,509)	$46,673
Short-term investments	1,604	10,509	12,113

Consolidated Statement of Cash Flows

	2004			2003
	As Previously		As	As Previously		As
	Reported	Adjustments	Reclassified	Reported	Adjustments	Reclassified
Proceeds from sale of marketable securities	—	11,150	11,150	728	3,313	4,041

Purchase of marketable securities	(4,147)	(15,649)	(19,796)	—	(6,010)	(6,010)

Net cash used for investing activities	(12,276)	(4,499)	(16,775)	(6,288)	(2,697)	(8,985)

Net increase in cash and equivalents	10,351	(4,499)	5,852	24,662	(2,697)	21,965
During fiscal 2004, the Company acquired highly liquid debt instruments with maturities of more than one year. These securities totaled $4.1 million at June 30, 2004, and were classified as “held-to-maturity” securities and were reported in other assets on the balance sheet. In fiscal 2005, the Company sold certain of these securities in connection with the purchase of land in Germany realizing proceeds of $2.5 million and a loss of $7,000. Accordingly, these securities were reclassified as “available for sale” securities and recorded at their fair value. The difference between the fair value and the amortized cost of the securities was recorded in other comprehensive income, net of deferred taxes. At June 30, 2005, the fair value of the securities was $1.5 million with $977,000 reported in short-term investments and $522,000 reported in other assets.
In December 1989, the Company invested $3.0 million in the stock of Molecular Devices Corporation (MDC). The Company’s Chairman and a director serve on the Board of Directors of MDC. The Company sold its remaining ownership interest in MDC in fiscal 2005. At June 30, 2004 and 2003, the fair value of this investment was $1.6 million and $1.4 million, respectively, and the cost was $692,000 for both periods. In fiscal 2005 and 2003, the Company realized gross proceeds of $1.9 million and $728,000, respectively and recognized net gains on sale of $1.2 million and $414,000, respectively. During fiscal 2004 the Company did not change its investment in MDC.

Short-Term Investments
The aggregate market value, cost basis, and gross unrealized gains and losses of short-term sale investments by major security type are as follows:

					Fair
					Value of
			Gross	Gross	Investments
	Market	Cost	Unrealized	Unrealized	with Unrealized
	Value	Basis	Gains	Losses	Losses
	(In thousands)
2005
Available for Sale:
Corporate Bonds and Notes(1)	$977	$1,013	0	$(36)	$977
Held to Maturity:
Auction Rate Securities	10,125	10,125	0	0	0

	$11,102	$11,138	$0	$(36)	$977

2004
Available for sale:
Equity Securities	1,604	692	912	0	0
Held to Maturity:
Auction Rate Securities	10,509	10,509	0	0	0

	$12,113	$11,201	$912	$0	$0

(1)	These investments have been in a loss position for greater than 12 months.
During Fiscal 2003, the Company wrote off an investment in an unaffiliated entity, PharmaSeq, Inc., in the amount of $2.1 million. Management determined that the decline in value of the investment, accounted for under the cost method, was other than temporary.

Note 4 / INVENTORIES
Inventories at June 30 consist of:

(In thousands)	2005	2004
Finished goods	$14,032	$13,208
Work in process	2,257	2,654
Raw materials and subassemblies	10,221	8,976

	$26,510	$24,838

Note 5 / PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, Net at June 30 consists of:

(In thousands)	2005	2004
Land	$22,975	$20,176
Buildings and improvements	33,075	30,105
Machinery, equipment and tooling	23,050	20,720
Furniture and fixtures	8,421	7,823

	87,521	78,824
Accumulated depreciation and amortization	(33,607)	(32,168)

Property, plant and equipment, net	$53,914	$46,656

Note 6 / GOODWILL AND INTANGIBLE ASSETS
Information regarding the Company’s goodwill and other intangible assets reflect current foreign exchange rates.
Changes in the carrying amount of goodwill for the years ended June 30, 2005 and 2004 are as follows (in thousands):

Balance as of June 30, 2003	$24,261
Translation adjustments and other	414

Balance as of June 30, 2004	$24,675
Translation adjustments and other	(37)

Balance as of June 30, 2005	$24,638

The Company’s reporting units represents its operating segments, see Note 14. All goodwill has been assigned to one reporting unit. The evaluation of goodwill is based upon the fair value of this reporting unit. Pursuant to the provisions of SFAS No. 142, the Company performed an annual impairment test on goodwill in April 2005 and 2004 and determined that goodwill was not impaired.
Information regarding the Company’s other intangible assets having a finite life is as follows (in thousands):

	As of June 30, 2005			As of June 30, 2004
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and Trademarks	$379	$(379)	—	$379	$(379)	$—
Developed Technology	9,718	(7,889)	1,829	9,750	(6,505)	3,245
Customer Relationships	1,325	(237)	1,088	1,186	(74)	1,112

Total	$11,422	$(8,505)	$2,917	$11,315	$(6,958)	$4,357

The Company amortizes developed technology and customer relationships over a period of up to ten years. Amortization expense of other intangible assets was $1.5 million, $1.4 million and $1.2 million respectively, for the twelve months ended June 30, 2005, 2004 and 2003. The estimated amortization for each of the five fiscal years subsequent to June 30, 2005 is as follows:

Years Ended	Amortization
June 30,	Expense
2006	$1,055
2007	$863
2008	$357
2009	$148
2010	$109
Thereafter	$385

$2,917

Note 7 / FINANCING ARRANGEMENTS
The Company has unsecured lines of credit with various domestic and foreign banks totaling approximately $34.5 million which have been used primarily to minimize the Company’s exposure to foreign currency fluctuations and to fund acquisitions. These lines of credit expire between December 31, 2005 and December 31, 2006. Borrowings in each country bear interest at local reference rates which ranged from 5.5% to 8.5% at June 30, 2005. There were no amounts outstanding under these lines at June 30, 2005. Amounts outstanding under these lines totaled $917,000 at June 30, 2004
Such line of credit agreements impose certain financial restrictions relating to cash dividends, working capital and tangible net worth. One of the Company’s foreign subsidiaries discounts trade notes receivable with banks. Total notes receivable discounted were approximately $14.8 million in fiscal 2005 and $14.5 million in fiscal 2004. The uncollected balances of notes receivable due to the discounting banks at June 30, 2005 and 2004 were approximately $2.7 million and $7.4 million, respectively. The Company has a contingent liability to repurchase these notes under certain conditions. The Company has determined that the carrying amount of its contingent liability under this guarantee was insignificant at June 30, 2005 and 2004 based on its past experience of discounting trade notes receivable.
Total interest paid was $94,000 in 2005, $177,000 in 2004 and $123,000 in 2003.
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
Details of the change in accrued product warranty for fiscal 2005, 2004 and 2003 are as follows (in thousands):

			CHARGED
	BALANCE		(CREDITED)		BALANCE
	BEGINNING		TO OTHER		END
	OF YEAR	ADDITIONS	ACCOUNTS (1)	DEDUCTIONS(2)	OF YEAR
Accrued product warranty:
June 30, 2005	$3,584	$3,400	(3)	$(3,467)	$3,514
June 30, 2004	$3,188	$2,417	$164	$(2,185)	$3,584
June 30, 2003	$2,912	$2,642	$216	$(2,582)	$3,188

(1)	Effects of exchange rate changes.

(2)	Product warranty costs.

Note 9 / ACCRUED LIABILITIES
Accrued liabilities at June 30 consist of:

(In thousands)	2005	2004
Accrued payroll and related expenses	$13,044	$12,465
Deferred revenues	12,800	9,775
Accrued earn-out on acquisition	—	3,500
Other accrued liabilities	9,096	6,082

	$34,940	$31,822

Note 10 / STOCK OPTION AND PURCHASE PLANS
Stock Option Plans. The Company has one stock option plan (the “Option Plan”) under which incentive and nonqualified options may be granted. At the October 2004 Annual Meeting, the shareholders approved to merge the previous two plans into one plan, the Dionex Corporation 2004 Equity Incentive Plan. Options are granted at the stock’s fair market value at the grant date. Options generally become exercisable in increments over a period of four years from the date of grant and expire five or ten years from the grant date.
Activity under the Option Plan for the three-year period ended June 30, 2005 is summarized below.

	2005		2004		2003
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, beginning of year	2,642,714	$29.33	3,119,358	$24.97	3,419,172	$23.39
Granted	300,050	47.70	584,500	39.87	269,000	26.03
Exercised	(635,998)	26.04	(987,850)	21.80	(509,187)	14.40
Canceled	(45,124)	31.73	(73,292)	29.47	(59,629)	29.20

Options outstanding, end of year	2,261,642	$32.65	2,642,716	$29.33	3,119,536	$24.97

Options exercisable at year-end	1,491,853	$28.93	1,615,195	$26.81	2,038,353	$24.03
Weighted average fair value of options granted during the year		$22.54		$20.39		$13.70
Additional information regarding options outstanding and exercisable as of June 30, 2005 is as follows:

Options Outstanding				Options Exercisable
		Weighted Avg.	Weighted		Weighted
		Remaining	Avg.		Avg.
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (yrs)	Price	Exercisable	Price
$16.31 – 23.98	472,680	5.88	$23.29	403,347	$23.17
24.06 – 25.75	419,251	5.00	24.87	340,563	24.72
27.00 – 32.25	540,427	4.65	31.72	529,427	31.74
33.50 – 39.47	443,584	7.93	39.24	191,159	38.94
41.03 – 47.19	358,950	8.69	45.70	25,000	41.03
51.07 – 54.86	26,750	9.04	53.93	2,357	51.17

$16.31 – 54.86	2,261,642	6.31	$32.65	1,491,853	$28.93
At June 30, 2005, 629,228 shares were available for future grants under the Option Plan.
Employee Stock Purchase Plan. Under the Company’s Employee Stock Purchase Plan, (the “Purchase Plan”), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to certain annual limitations. Stock issued under the Purchase Plan was 40,113, 35,418 and 58,054 shares in fiscal 2005, 2004 and 2003 at weighted average prices of $40.09, $29.99 and $21.62, respectively. The weighted average fair value of the fiscal 2005, 2004 and 2003 awards was $12.34, $12.52 and $7.16, respectively. At June 30, 2005, 748,780 shares were reserved for future issuances under the Purchase Plan. At the October 2003 Annual Meeting the stockholders approved 800,000 shares for issuance under the new 2003 Employee Stock Participation Plan.

Note 11 / EMPLOYEE 401(K) PLAN
The Company has a 401(k) tax deferred savings plan covering most U.S. employees. Participants may contribute up to 10% of their compensation and the Company makes matching contributions ($1,367,000 in fiscal 2005, $1,380,000 in fiscal 2004 and $1,267,000 in fiscal 2003) limited to 5% of each participant’s compensation. Matching contributions vest in 25% increments each year beginning two years after the participant’s date of employment.
Note 12 / TAXES ON INCOME
The provision for taxes on income consists of:

	Years ended June 30
	(In thousands)
	2005	2004	2003
Current:
Federal	$10,584	$9,439	$6,961
State	664	1,449	1,015
Foreign	9,415	10,280	8,639

Total current	20,663	21,168	16,615

Deferred:
Federal	(84)	(1,197)	(780)
State	82	(111)	(80)
Foreign	420	621	(622)

Total deferred	418	(687)	(1,482)

	$21,081	$20,481	$15,133

Domestic and foreign income before taxes on income is as follows:

	Years ended June 30
	(In thousands)
	2005	2004	2003
Domestic	$53,918	$45,699	$30,516
Foreign	12,653	16,157	16,045

	$66,571	$61,856	$46,561

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the current and noncurrent deferred tax assets and liabilities are as follows:

	Years ended June 30
	(In thousands)
	2005	2004
Current deferred tax assets:
Accounting accruals deductible in different periods for tax purposes	$9,784	$9,883
State income tax	44	265
Other	150	145

Total current deferred tax assets	9,978	10,293

Noncurrent deferred tax asset — Difference in tax basis from acquisition	1,605	2,250
Noncurrent deferred tax liabilities:
Accelerated depreciation	916	849
Net unrealized gain on available for sale securities	2	368
Excess tax basis from acquisition	1,605	2,250
Accumulated translation adjustment	1,392	—
Other	281	90

Total deferred tax liabilities	4,196	3,557

Net deferred tax assets	$7,387	$8,986

Total income tax expense differs from the amount computed by applying the statutory Federal income tax rate to income before taxes on income as follows:

	Years ended June 30
	2005	2004	2003
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax effect	0.7	1.4	1.3
ETI benefit	(2.3)	(2.1)	(2.9)
Taxes on foreign income	0.5	1.1	0.1
Other	(2.2)	(2.3)	(1.0)

	31.7%	33.1%	32.5%

Income taxes paid were $17.3 million in fiscal 2005, $16.3 million in fiscal 2004 and $11.7 million in fiscal 2003.
The Company has not provided for Federal income taxes on approximately $36.1 million of undistributed earnings of certain foreign subsidiaries, which have been permanently reinvested in subsidiary operations. If these earnings were distributed to the parent company, foreign tax credits available under current law would substantially eliminate the resulting Federal income tax liability.
Note 13 / COMMITMENTS AND OTHER CONTINGENCIES
Certain facilities and equipment are leased under non-cancelable operating leases. The Company generally pays taxes, insurance and maintenance costs on leased facilities and equipment. Minimum annual rental commitments under these non-cancelable operating leases are $4.2 million for fiscal 2006, $3.5 million for fiscal 2007, $2.8 million for fiscal 2008, $2.1 million for fiscal 2009, $1.9 million for fiscal 2010 and $3.4 million thereafter.
Total rental expense for all operating leases was $5.7 million in fiscal 2005, $5.2 million in fiscal 2004 and $4.6 million in fiscal 2003.
The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that a Dionex product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. While the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. To date, no material claims for such indemnifications are outstanding as of June 30, 2005. The Company has not recorded any liabilities for these indemnification agreements at June 30, 2005 and 2004.
Note 14 / BUSINESS SEGMENT INFORMATION
SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers.
The Company has two operating segments, the Chemical Analysis Business Unit (“CABU”) and the Life Sciences Business Unit (“LSBU”). CABU sells ion chromatography and accelerated solvent extraction products, services and related consumables. LSBU sells high performance liquid chromatography products, services and related consumables. These two operating segments are aggregated into one reportable segment for financial statement purposes.
The Company sells products, installation and training services and maintenance within this reportable segment, detailed as follows:

	Years ended June 30
	(In thousands)
	2005	2004	2003
Products	$242,581	$227,270	$187,410
Installation and Training Services	9,218	7,127	6,976
Maintenance	27,518	24,437	20,523

	$279,317	$258,834	$214,909

Geographic information is presented below:

Years ended June 30
(In thousands)	2005	2004	2003
Net sales to unaffiliated customers:
United States	$79,553	$74,169	$71,418
Europe	88,075	77,259	64,559
Japan	34,391	42,140	27,299
Germany	32,107	29,514	25,501
Other International	45,191	35,752	26,132

Consolidated net sales to unaffiliated customers	$279,317	$258,834	$214,909

At June 30
Long-lived assets:
United States	$41,495	$38,582	$39,017
Europe	10,010	10,771	11,897
Japan	10,304	10,699	9,758
Germany	22,678	23,112	19,067
Other International	1,583	1,381	148

Consolidated assets	$86,070	$84,545	$79,887

No individual customer accounted for greater than 10% of net sales in fiscal 2005, 2004 and 2003 or greater than 10% of consolidated accounts receivable at June 30, 2005 and 2004.
Note 15/RELATED PARTY
The company purchased land for 2.3 million Euros (approximately $3.1 million) for expansion of our manufacturing facility in Germany. The property was owned 25% by a vice president of the Company.
Note 16 / QUARTERLY RESULTS OF OPERATIONS (unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2005 and 2004.

	Quarter

(In thousands, except per share amounts)	First	Second	Third	Fourth
Fiscal 2005:
Net sales	$63,208	$74,152	$70,801	$71,156
Gross profit	41,632	49,479	47,860	48,592
Net income	9,664	12,727	11,960	11,139
Basic earnings per share	$0.47	$0.61	$0.58	$0.55
Diluted earnings per share	$0.45	$0.59	$0.56	$0.53
Fiscal 2004:
Net sales	$53,276	$65,539	$70,746	$69,273
Gross profit	35,268	43,702	46,117	44,803
Net income	7,591	10,766	12,387	10,631
Basic earnings per share	$0.36	$0.51	$0.58	$0.51
Diluted earnings per share	$0.35	$0.49	$0.56	$0.49

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, due to the material weakness in the Company’s internal control over financial reporting described in the following Management’s Report on Internal Control Over Financial Reporting, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of June 30, 2005 were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s plan to remediate such material weakness is described below in the section entitled “Planned Remediation Steps to Address the Material Weakness.”
Management’s Report on Internal Control Over Financial Reporting
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 based on criteria established in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In the course of its assessment, management determined that there was a lack of segregation of duties in certain of the Company’s foreign subsidiaries represented by a lack of independent review and approval of manual journal entries and insufficient control over access to accounting systems. While these deficiencies did not result in a material misstatement of the financial statements, due to the potential pervasive effect on the financial statement account balances and disclosures and the absence of other mitigating controls, management determined that these deficiencies constituted a material weakness in the Company’s internal control over financial reporting. A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of this material weakness, the Company’s management concluded that, as of June 30, 2005, the Company’s internal control over financial reporting was not effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting and management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, as stated in its report that appears below.
Planned Remediation Steps to Address the Material Weakness
The Company plans to remediate the material weakness described above by implementing a more rigorous review process. This process will include enhanced review by local subsidiary management, select reviews of journal entries and reconciliations by senior finance personnel at the Company’s corporate headquarters and the use of monthly checklists and journal entry logs. Management believes that the above measures, when implemented, will address the material weakness described above. The Company’s Audit Committee and management will continue to monitor the effectiveness of the Company’s internal control over financial reporting on an ongoing basis and will take further action as appropriate. The Company anticipates that remediation will be completed in the second quarter of fiscal 2006 and expects that the cost of the remediation will not be significant.
Changes in Internal Control over Financial Reporting
In conjunction with its preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, during the fourth quarter of fiscal 2005, the Company implemented certain enhancements with respect to its internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company enhanced and standardized certain information technology controls, including documentation thereof, as well as documentation of other financial controls across its operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Dionex Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Dionex Corporation and its subsidiaries (collectively, the “Company”) did not maintain effective internal control over financial reporting as of June 30, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:
As of June 30, 2005, the Company did not maintain adequate controls supporting segregation of duties in certain of its foreign subsidiaries. Specifically, independent review and approval of manual journal entries was not performed and user access to accounting systems was not adequately controlled. Due to the potential pervasive effect on the financial statement account balances and disclosures, these deficiencies in the design of controls over the journal entry processes and the accounting system access, individually or in aggregate, could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2005, of the Company and this report does not affect our reports on such consolidated financial statements and financial statement schedule.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2005 of the Company and our reports dated October 12, 2005 expressed unqualified opinions on those consolidated financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
San Jose, CA
October 12, 2005

Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
IDENTIFICATION OF DIRECTORS
The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the sections captioned “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting and Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 10, 2005 (2005 Proxy Statement), which will be filed in accordance with Regulation 14A under the Exchange Act.
IDENTIFICATION OF OFFICERS
See Pages 13 of this Report captioned “Executive Officers of the Company”.
CODE OF ETHICS
See Page 10 of this Report captioned “Available Information.”
Item 11. EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Compensation” in the 2005 Proxy Statement.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2005 Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned “Certain Relationships and Related Transactions” in the 2005 Proxy Statement.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Auditor’s Fees” and “Policy on Audit Committee Pre-Approval” in the 2005 Proxy Statement.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1)	Financial Statements — See Index to Financial Statements at Page 25 of this Report.
(2)	Financial Statement Schedules — See Index to Financial Statement Schedules at page 50 of this Report.

(3)	Exhibits — See Exhibit Index at page 54 through 55 of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIONEX CORPORATION (Company)
Date: October 12, 2005	By	/s/ Lukas Braunschweiler
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lukas Braunschweiler Lukas Braunschweiler	President, Chief Executive Officer, and Director (Principal Executive Officer)	October 12, 2005
/s/ Craig A. McCollam Craig A. McCollam	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 12, 2005
/s/ A. Blaine Bowman A. Blaine Bowman	Chairman of the Board	October 12, 2005
/s/ David L. Anderson David L. Anderson	Director	October 12, 2005
/s/ B.J. Moore B.J. Moore	Director	October 12, 2005
/s/ Riccardo Pigliucci Riccardo Pigliucci	Director	October 12, 2005
/s/ Michael W. Pope Michael W. Pope	Director	October 12, 2005

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
FINANCIAL STATEMENT SCHEDULES
Report of Independent Registered Public Accounting Firm	51
Schedule II — Valuation and Qualifying Accounts and Reserves	52
All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Dionex Corporation:
We have audited the consolidated financial statements of Dionex Corporation and its subsidiaries (collectively, the “Company”) as of June 30, 2005 and 2004, and for each of the three years in the period ended June 30, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, and the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, and have issued our reports thereon dated October 12, 2005 (which report on the effectiveness of the Company’s internal control over financial reporting expresses an adverse opinion because of a material weakness); such reports are included elsewhere in this Annual Report on Form 10-K for the year ended June 30, 2005. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)(2). The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
DELOITTE & TOUCHE LLP
San Jose, CA
October 12, 2005

SCHEDULE II
DIONEX CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(IN THOUSANDS)

			Charged
	Balance		(Credited)
	Beginning		to Other		Balance
	of Year	Additions	Accounts (1)	Deductions (2)	End of Year
YEAR ENDED JUNE 30, 2005:
Allowance for doubtful accounts	$760	$350	$(15)	$(142)	$953

YEAR ENDED JUNE 30, 2004:
Allowance for doubtful accounts	$1,275	$130	$26	$(671)	$760

YEAR ENDED JUNE 30, 2003:
Allowance for doubtful accounts	$989	$356	$(36)	$(34)	$1,275

(1)	Effects of exchange rate changes

(2)	Accounts written off, net of recoveries

EXHIBIT INDEX

Exhibit
Number	Description	Reference
3.1	Restated Certificate of Incorporation, filed November 6, 1996	(2)

3.2	Bylaws, as amended on July 29, 2002	(5)

4.1	Stockholder Rights Agreement dated January 21, 1999, between the Company and BankBoston N.A.	(3)

10.1	Agreement, effective as of January 1, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.2	Memorandum agreement, dated March 14, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.3	Agreement, dated March 6, 1975, between International Plasma Corporation and the former Dionex Corporation	(1)

10.4	Consent to Assignment executed as of March 26, 1980, between the Dow Chemical Company and the former Dionex Corporation	(1)

10.5	Amendatory Agreement, effective as of November 1, 1981,between The Dow Chemical Company and the Company (with certain confidential information deleted)	(1)

10.6	Amendatory Agreement, effective as of July 1, 1982, between The Dow Chemical Company and the Company (with certain confidential information deleted)	(1)

10.7	Medical Care Reimbursement Plan (Exhibit 10.17)	(1)

10.8	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Company (Exhibit 10.15)	(4)

10.11	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Company	(6)

10.12	Stock Option Plan (Exhibit 99.1)

10.13	Form of Stock Option Agreement for non-employee directors (Exhibit 99.2)	(8)

10.14	Form of Stock Option Agreement for other than non-employee directors (Exhibit 99.3)	(8)

10.15	Employee Stock Participation Plan (Exhibit 10.13)	(7)

10.16	Second amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Company (Exhibit 10.1)	(9)

10.17	Change in Control Severance Benefit Plan (Exhibit 10.15)	(10)

21.1	Subsidiaries of the Company	*

23.1	Consent of Independent Registered Public Accounting Firm	*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(1)	Incorporated by reference to the indicated exhibit in Amendment No. 1 of the Company’s Registration Statement on Form S-1

filed December 7, 1982.

(2)	Incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-Q filed February 13, 1997.

(3)	Incorporated by reference to the corresponding exhibit in the Company’s Quarterly Report on Form 10-Q filed February 16,

1999.

(4)	Incorporated by reference to the indicated exhibit in the Company’s Quarterly Report on Form 10-Q filed February 14, 2001.

(5)	Incorporated by reference to the indicated Exhibit 10.17 in the Company’s Annual Report on Form 10-K filed August 28, 2002.

(6)	Incorporated by reference to the indicated Exhibit in the Company’s Annual Report on Form 10-K filed September 24, 2003.

(7)	Incorporated by reference to the indicated exhibit in the Company’s Annual Report on Form 10-K filed September 10, 2004.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed December 8, 2004.

(9)	Incorporated by reference to the indicated exhibit in the Company’s current Report on Form 8-K filed December 22, 2004.

(10)	Incorporated by reference to the indicated exhibit in the Company’s Quarterly Report on Form 10-Q filed May 10, 2005.