Form 10-Q
period 2005-09-30
DIONEX CORP /DE
filed 2005-11-09
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of November 8, 2005:

CLASS	NUMBER OF SHARES

Common Stock	20,023,743

DIONEX CORPORATION

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$39,287	$42,679
Short-term investments	8,554	11,102
Accounts receivable (net of allowance for doubtful accounts of $1,015 at September 30, 2005 and $953 at June 30, 2005)	52,928	55,450
Inventories	26,439	26,510
Deferred taxes	7,820	9,978
Prepaid expenses and other	8,357	6,364

Total current assets	143,385	152,083
Property, plant and equipment, net	55,344	53,914
Goodwill	24,594	24,638
Intangible assets, net	5,514	2,917
Other assets	4,589	4,601

	$233,426	$238,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$711	$—
Accounts payable	8,047	10,031
Accrued liabilities	32,247	34,939
Income taxes payable	1,298	1,593
Accrued product warranty	3,336	3,514

Total current liabilities	45,639	50,077
Deferred taxes	3,459	4,196
Other long-term liabilities	1,023	831

Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding: 20,034,610 shares at September 30, 2005 and 20,161,092 shares at June 30, 2005	128,597	120,359
Retained earnings	49,964	57,451
Accumulated other comprehensive income	4,744	5,239

Total stockholders’ equity	183,305	183,049

	$233,426	$238,153

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Net sales	$68,100	$63,208
Cost of sales	23,770	21,576

Gross profit	44,330	41,632

Operating expenses:
Selling, general and administrative	26,680	22,418
Research and product development	5,534	4,929

Total operating expenses	32,214	27,347

Operating income	12,116	14,285
Interest income	311	202
Interest expense	(53)	(52)
Other income (expense), net	1,473	455

Income before taxes	13,847	14,890
Taxes on income	4,833	5,226

Net income	$9,014	$9,664

Basic earnings per share	$0.45	$0.47

Diluted earnings per share	$0.44	$0.45

Shares used in computing earnings per share amounts:
Basic	20,114	20,718

Diluted	20,687	21,493

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$9,014	$9,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,702	1,410
Gain on sale of marketable securities	—	(646)
Non-cash stock based compensation	1,677	—
Tax benefit related to stock option plans	(1,927)	441
Deferred taxes on income	2,734	(90)
Changes in assets and liabilities:
Accounts receivable	2,126	3,969
Inventories	(59)	(76)
Prepaid expenses and other assets	(1,982)	(208)
Accounts payable	(1,961)	(410)
Accrued liabilities	(2,360)	(874)
Income taxes payable	1,649	151
Accrued product warranty	(162)	136

Net cash provided by operating activities	10,451	13,467

Cash flows from investing activities:
Proceeds from sale of marketable securities	12,141	14,790
Purchase of marketable securities	(9,614)	(19,900)
Purchase of property, plant and equipment	(3,051)	(1,339)
Purchase of intangible assets	(3,056)	—
Other	29	—

Net cash used for investing activities	(3,551)	(6,449)

Cash flows from financing activities:
Net change in revolving line of credit	711	(135)
Sale of common stock	6,856	4,557
Tax benefit related to stock option plans	1,927	—
Repurchase of common stock	(18,769)	(13,722)

Net cash used for financing activities	(9,275)	(9,300)

Effect of exchange rate changes on cash and cash equivalents	(1,017)	635

Net decrease in cash and cash equivalents	(3,392)	(1,647)
Cash and cash equivalents, beginning of period	42,679	46,673

Cash and cash equivalents, end of period	$39,287	$45,026

Supplemental disclosures of cash flow information:
Income taxes paid	$3,769	$4,857
Interest paid	$13	$36
See notes to condensed consolidated financial statements.

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Dionex Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include normal and recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2006 or any other future period.
2. New Accounting Pronouncements.
In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The Financial Accounting Standards Board (FASB) issued EITF 03-01 in September 2004, which delayed the effective date of the recognition and measurement provisions of EITF 03-01. The Company does not expect the adoption of EITF 03-01 to have a material impact on the Company’s results of operations or financial position.
In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” (SFAS No. 151) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on the Company’s results of operations or financial position.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of Accounting Principle Board (APB) Opinion No. 29” (SFAS No. 153) which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have any impact on the Company’s results of operations or financial position.
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

In October 2005, the FASB issued Staff Position (“FSP”) No. FAS 13-1 that addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Under FSP No. FAS 13-1, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense and included in income from continuing operations. The guidance in this FSP will be effective for the first reporting period after December 15, 2005. The Company does not expect that the adoption of FSP No. FAS 13-1 will have a material effect on its financial position, results of operations or cash flows.
In June 2005, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonable assured of exercise at the time of the acquisition. The consensus was applied prospectively to leasehold improvements acquired subsequent to the EITF ratification date of June 29, 2005. The adoption of Issue No. 05-6 did not have a material effect on its financial position, results of operations or cash flows.
3. Stock-Based Compensation
On July 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments” (SFAS No. 123R) which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the granted date fair value of the award. The Company has elected to use the Modified Prospective Transition method such that SFAS No. 123R applies to new awards and to awards modified, repurchased or canceled after the effective date. The Company has a stock-based employee compensation plan (Option Plan) and an employee stock purchase plan (ESPP). Generally, stock options granted to employees fully vest four years from the grant date and have a term of ten years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, generally, equal to the vesting period.
Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretation. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net income because the exercise price of its stock options equaled the market price of the underlying stock at the date of grant. Compensation costs for the portion of awards for which the required service period has not been rendered (such as unvested options) that are outstanding as of July 1, 2005 shall be recognized as the remaining required services are rendered. The compensation costs relating to unvested awards is based on the grant date fair value of those awards as calculated under SFAS No. 123 “Accounting for the stock compensation” (SFAS No. 123), adjusted for forfeitures as required by SFAS No. 123R.
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2005 (in thousands):

Cost of Sales	$55
Selling, general and administrative expenses	1,198
Research and development expenses	424
Tax Benefit	(388)

$1,289

As of September 30, 2005, $11.1 million of total recognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 1.75 years.
SFAS No. 123R requires the Company to present proforma information for periods prior to the adoption as if it had accounted for all stock-based compensations under the fair value method. Had compensation costs under the Company’s stock-based compensation plans been recorded last year, the effect on the Company’s net income and earnings per share would have been as follows (in thousands, except per share amounts):

For proforma disclosures, the estimated fair value of the options at the date of grant is amortized to expense over the service period, which generally equals the vesting period.

Three Months Ended
September 30,
2004
Net income, as reported	$9,664
Less: Total stock-based employee compensation expense determined under fair value method for all awards	2,560
Tax benefit	(712)

Pro forma net income	$7,816

Earnings per share:
Basic — as reported	$0.47

Basic — pro forma	$0.38

Diluted — as reported	$0.45

Diluted — pro forma	$0.36

The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model using a single option approach for options granted after June 30, 2005, with the following weighted-average assumptions:

	Three Months
	Ended September 30,
	2005	2004
Volatility for options	40%	47%
Volatility for employee stock purchase plan	29%	28%
Risk-free interest rate for options	4.00%	3.56%
Risk-free interest rate for employee stock purchase plan	3.60%	1.74%
Expected life of options	4.75 years	5.6 years
Expected life of employee stock purchase plan	6 months	6 months
Expected dividend	$0.00	$0.00
Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of the grant. The model incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical dates. The expected life of the grants issued during the first quarter of 2006 is derived from historical and other factors.
4. Inventories
Inventories consist of (in thousands):

	September 30,	June 30,
	2005	2005
Finished goods	$14,035	$14,032
Work in process	1,865	2,257
Raw materials and subassemblies	10,539	10,221

	$26,439	$26,510

5. Short-term Investments
During fiscal 2005, the Company determined that investments in auction rate securities (ARS) should be classified as short-term investments. Previously, such investments had been classified as cash and equivalents. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 to 49 days, there is a new auction process, and a ready market exists for these securities.
The following is a summary of the effects of the reclassification (in thousands):
Consolidated Statement of Cash Flows

	Three Months Ended
	September 30, 2004
	As Previously		As
	Reported	Adjustments	Reclassified
Proceeds from sale of marketable securities	960	13,830	14,790
Purchase of marketable securities	—	(19,900)	(19,900)
Net cash used for investing activities	(379)	(6,070)	(6,449)
Net increase(decrease) in cash and cash equivalents	4,423	(6,070)	(1,647)
     During fiscal 2004, the Company acquired highly liquid debts instruments with maturities of more than one year. These securities are currently classified as “available-for-sale” securities and recorded at their fair value. The difference between the fair value and the amortized cost of the securities was recorded in other comprehensive income, net of deferred taxes. At September 30, 2005, the fair value of the securities was $813,000 with $316,000 reported in short-term investments and $497,000 reported in other assets.
     The aggregate market value, cost basis, and gross unrealized gains and losses of short-term investments by major security type are as follows (in thousands):

					Fair
					Value of
			Gross	Gross	Investments
	Market	Cost	Unrealized	Unrealized	with Unrealized
	Value	Basis	Gains	Losses	Losses
	(In thousands)
September 30, 2005
Available for Sale:
Corporate Bonds and Notes(1)	$316	$332	0	$(16)	$316
Held to Maturity:
Auction Rate Securities	8,238	8,238	0	0	0

	$8,554	$8,570	$0	$(16)	$316

June 30, 2005
Available for sale:
Corporate Bonds and notes	977	1,013	0	(36)	977
Held to Maturity:
Auction Rate Securities	10,125	10,125	0	0	0

	$11,102	$11,138	$0	$(36)	$977

(1)	These short-term investments have been in a loss position for greater than 12 months.

6. Comprehensive Income
The Company is required to report comprehensive income in the financial statements, in addition to net income. For the Company, the primary differences between net income and comprehensive income are foreign currency translation adjustments and net unrealized gains or losses on securities available-for-sale. Comprehensive income is as follows (in thousands):

	Three Months Ended
	September 30,
	2005	2004
Net income, as reported	$9,014	$9,664
Foreign currency translation adjustments, net of taxes	(508)	1,085
Unrealized gain/(loss) on securities available for sale, net of taxes	13	(117)

Comprehensive income	$8,519	$10,632

7. Common Stock Repurchases
During the first quarter of fiscal 2006, the Company repurchased 385,900 shares of its common stock on the open market for approximately $18.8 million (at an average repurchase price of $48.64 per share), compared with 301,300 shares repurchased for approximately $13.7 million (at an average repurchase price of $45.54 per share) in the first quarter of the previous fiscal year.
During all of fiscal 2005, the Company repurchased a total of 1,355,900 shares of its common stock on the open market for approximately $66.7 million (an average of $49.17 per share).
8. Earnings Per Share
Basic earnings per share are determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding using the treasury stock method.
The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	September 30,
	2005	2004
Numerator:
Net Income	$9,014	$9,664
Denominator:
Weighted average shares used to compute net income per common share — basic	20,114	20,718
Effect of dilutive stock options	573	775

Weighted average shares used to compute net income per common share — diluted	20,687	21,493

Basic earnings per share	$0.45	$0.47

Diluted earnings per share	$0.44	$0.45

Antidilutive common equivalent shares related to stock options excluded from the calculation of diluted shares were approximately 499,143 and 6,750 shares for the quarter ended September 30, 2005 and 2004, respectively.

9. Goodwill and Other Intangible Assets
Information regarding the Company’s goodwill and other intangible assets reflects current foreign exchange rates.
Changes in the carrying amount of goodwill for the three months ended September 30, 2005 are as follows (in thousands):

Total
Balance as of July 1, 2005	$24,638
Translation adjustments	(44)

Balance as of September 30, 2005	$24,594

The Company performed an annual impairment test of goodwill in April 2005 and determined that goodwill was not impaired.
Information regarding the Company’s other intangible assets follows (in thousands):

	As of September 30, 2005			As of June 30, 2005
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and Trademarks	$3,435	$(452)	$2,983	$379	$(379)	$—
Developed Technology	9,687	(8,196)	1,491	9,718	(7,889)	1,829
Other	1,313	(273)	1,040	1,325	(237)	1,088

Total	$14,435	$(8,921)	$5,514	$11,422	$(8,505)	$2,917

The Company amortizes patents and trademarks over a period of seven years and the remaining weighted average amortization period for this category is approximately seven years.
The Company amortizes developed technology over a period of three to seven years and the remaining weighted average amortization period for this category approximates two years. The Company amortizes other intangibles over a period of five to ten years and the remaining weighted average amortization period for this category approximates eight years.
In the first quarter of fiscal 2006, the Company pursued its strategic initiative of strengthening its base in the separations chemistry with the acquisition of the polymer based monolith technology from Teledyne-Isco, a subsidiary of Teledyne Technologies Incorporated, for a cash payment of $3.1 million. The Company believes that this technology will allow it to offer new separation solutions for its customers across the markets that it serves. Monolith technology can provide faster separation times with better resolution at lower back-pressures.
Amortization expense related to intangible assets was $450,000 and $391,000, in the three months ended September 30, 2005 and 2004, respectively. The remaining estimated amortization for each of the five fiscal years subsequent to June 30, 2005 is as follows (in thousands, reflecting current foreign exchange rates):

Remaining
Year Ending	Amortization
June 30,	Expense
2006	$1,009
2007	1,302
2008	796
2009	588
2010	548
Thereafter	1,271

Total	$5,514

10. Warranty
Product warranties are recorded at the time revenues are recognized for the associated product shipments. While the Company engages in extensive product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from the Company’s previous estimates, revisions to the estimated warranty liability would be required.
Details of the change in accrued product warranty for the three months ended September 30, 2005 and 2004 are as follows (in thousands):

			Charged
	Balance		(Credited)		Balance
	Beginning		To Other		End of
	of Period	Additions	Accounts (1)	Deductions (2)	Period
Accrued Product Warranty Three Months Ended:
September 30, 2005	$3,514	$1,137	$(18)	$(1,297)	$3,336

September 30, 2004	$3,584	$673	$32	$(535)	$3,754

(1)	Effects of exchange rate changes

(2)	Product warranty costs
11. Commitments
One of the Company’s foreign subsidiaries discounts trade notes receivable with banks. The uncollected balances of notes receivable due to the discounting banks at September 30, 2005 and June 30, 2005 were $1.8 million and $2.7 million, respectively. The Company is contingently liable for these unpaid balances to the extent the amounts are not paid to the bank by the end customer. The Company has determined that the carrying amount of its contingent liability under this guarantee was insignificant at September 30, 2005 and June 30, 2005 based on its past experience of discounting trade notes receivable.
12. Business Segment Information
SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosure about products and service, geographic areas and major customers.
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
The Company sells products, installation and training services and maintenance within this reportable segment, detailed as follows:

	Three months ended
	September 30,
	(In thousands)
	2005	2004
Products	$59,941	$55,352
Installation and Training Services	1,972	2,052
Maintenance	6,187	5,804

	$68,100	$63,208

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
Overview
Dionex Corporation (the “Company”) is a leading manufacturer and marketer of chromatography systems for chemical analysis. The Company’s systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical, petrochemical, power generation, food and electronic industries in a variety of applications.
The Company evaluated its business activities that are regularly reviewed by the Company’s senior management and has determined that it has two operating segments, the Chemical Analysis Business Unit (“CABU”) and the Life Sciences Business Unit (“LSBU”). CABU sells ion chromatography and accelerated solvent extraction products, services and related consumables. LSBU sells high performance liquid chromatography products, services and related consumables. These two operating segments are aggregated into one reportable unit for financial statement purposes.
The Company designs, manufactures, markets and services a range of liquid chromatography stems, sample preparation devices and related products that are used by chemists to separate and quantify the individual components of complex chemical mixtures in many major industrial, research and laboratory markets.
The Company’s chromatography systems are currently focused in several product areas: ion chromatography (IC), high performance liquid chromatograph (HPLC) and capillary-/nano-liquid chromatography (capillary-/nano-LC). The Company also offers a mass spectrometer coupled with either an IC or HPLC system. For sample preparation, the Company provides automated solvent extraction systems. In addition, the Company develops and manufactures columns, detectors, data collection and analysis systems for use in or with liquid chromatographs.
Dionex serves six market segments. The two largest segments are life sciences/pharmaceutical and environmental, followed by chemical/petrochemical, food/beverage, electronics and power. The Company not only provides instrumentation to the customers in these market segments but also the applications expertise and support they need to succeed.

Recent Developments
The Company experienced growth in both of its major product lines and in many of its major geographic regions in the first quarter of fiscal 2006. The Company continued to see strong growth in the Asia/Pacific region. This region accounted for greater than 25% of the Company’s total sales in fiscal 2005 and is an area of expansion. Given this fact, the Company established a Dionex majority-owned joint venture in India in the first quarter of fiscal 2006 to more quickly expand its reach in the region.
In the first quarter of fiscal 2006, the Company pursued its strategic initiative of strengthening its base in the separations chemistry with the acquisition of the polymer based monolith technology from Teledyne-Isco, a subsidiary of Teledyne Technologies Incorporated, for a cash payment of $3.1 million. The Company believes that this technology will allow it to offer new separation solutions for its customers across the markets that it serves. Monolith technology can provide faster separation times with better resolution at lower back-pressures.
In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R “Share Based Payment”, which required the Company to recognize compensation expense for services provided in exchange for stock based instruments such as stock options and stock issued under the Company’s employee stock purchase plan, which resulted in the recognition of stock-based compensation expense of $1.7 million during the first quarter of fiscal 2006.

Results of Operations — Three Months Ended September 30, 2005 and 2004
Net sales for the first quarter of fiscal 2006 were $68.1 million, compared with $63.2 million reported for the same period in the prior year. The Company is subject to the effects of foreign currency fluctuations that have an impact on net sales and gross profit. Overall, currency fluctuations increased net sales by approximately 0.5% for the current quarter compared to the same period last year.

	Q1 FY 06	Q1 FY 05
Percentage change in net sales
Total:	8%	19%
By geographic region:
North America	0%	8%
Europe	8%	17%
Asia/Pacific	17%	42%

	Q1 FY 06	Q1 FY 05
Percentage of change in net sales excluding currency fluctuations
Total:	7%	13%
By geographic region:
North America	-1%	6%
Europe	8%	6%
Asia/Pacific	17%	37%
Net sales in North America decreased in the first quarter of fiscal 2006 as compared with the first quarter of fiscal 2005 reflecting challenging business environment in certain regions mainly relating to the pharmaceutical industry and to a lesser extent environmental market. The hurricanes in the gulf region had an adverse impact on net sales as well. The Company believes that the demand will come back in that part of North America in the next few quarters. In Europe, net sales decreased due to weak demand in the environmental and chemical/petrochemical markets. Net sales in Asia/Pacific region decreased primarily due to continued weakness in many of the countries in this region.
Net sales of IC products increased 4% from the first quarter of fiscal 2005 to the first quarter of fiscal 2006, primarily due to higher demand in chemical/petrochemical power and electronic customers.
Net sales of HPLC and Nano/capillary-flow products grew 20% from the first quarter of fiscal 2005 to the first quarter of fiscal 2006. The increase was primarily due to strong demand from biotechnology and generic drug companies.
Gross profit for the first quarter of fiscal 2006 was 65.1%, down from the 65.9% reported for the same period last year. Gross profit was impacted by higher production costs for new products introduced last fiscal year.
Operating expenses of $32.2 million for the first quarter of fiscal 2006 were up $4.9 million, or 17.9%, from the $27.3 million reported in the same quarter last year. As a percentage of sales, operating expenses were approximately 47% for the first quarter of fiscal 2006 as compared to 43% for the same period last year.
Selling, general and administrative expenses increased $4.3 million, or 19%, to $26.7 million in the first quarter of fiscal 2006 compared to $22.4 million in fiscal 2005. The increase was due to stock-based compensation charge of $1.2 million following the adoption of SFAS No. 123R, currency fluctuations of approximately $300,000, costs associated with Sarbanes-Oxley Section 404 compliance activities of $200,000, higher selling and marketing costs of $1.0 million and higher international selling and marketing costs related to the Company’s operations in India of $750,000.
Research and product development (R&D) costs of $5.5 million for the first quarter of fiscal 2006 increased $605,000 compared to $4.9 million reported for the same period last year. Increased spending in fiscal 2005 is primarily due to stock based compensation charges of $424,000 following the adoption of SFAS No. 123R and higher costs associated with the development of new products in both the Company’s IC and HPLC product lines. Overall, the level of R&D spending varies depending on both the breadth of the Company’s R&D efforts and the stage of specific product development.
Other income was $1.5 million in the first quarter of fiscal 2006 compared to income of $455,000 in the same quarter of fiscal 2005. Other income in fiscal 2006 resulted primarily from a gain of $1.7 million on settlement of a patent litigation and the impact of the Company’s currency hedging activities.
The effective tax rate for the first quarter of fiscal 2006 was 34.9%, a decrease from 35.1% for the first quarter a year ago. The tax rate in the first quarter of fiscal 2006 was attributable to lower tax benefits from compensation expense related to the implementation of SFAS No. 123R.

Net income in the first quarter of fiscal 2006 was $9.0 million, or 13.2% of net sales, compared with $9.7 million, or 15.3% of net sales, reported for the same period last year. Net income included compensation of $1.3 million, net of tax, related to the adoption of SFAS No. 123R and other income of $1.0 million, net of tax, included the favorable settlement of a patent litigation. Diluted earnings per share for the first three months of fiscal 2006 were $0.44, compared with $0.45 in the same period last year.
Liquidity and Capital Resources
At September 30, 2005, the Company had cash and cash equivalents of $39.3 million. The Company’s working capital was $97.7 million, a decrease of $4.3 million from the working capital of $102.0 million reported at June 30, 2005. Cash generated by operating activities for the three months ended September 30, 2005 was $10.5 million compared with $13.5 million for the same period last year. The decrease in operating cash flow was due primarily to the payments to suppliers for expenses accrued at June 30, 2005; partially offset by a reduction in deferred taxes.
Cash used for investing activities was $3.6 million and $6.4 million in the first three months of fiscal 2006 and 2005, respectively. The decrease in cash used for investing activities was primarily related to lower purchases of marketable securities partially offset by higher purchases of property, plant and equipment and intangible assets.
Cash used for financing activities was $9.3 million and $8.9 million for the first three months of fiscal 2006 and 2005, respectively. The increase was primarily attributable to the repurchase of 385,900 shares of common stock for $18.8 million in the first three months of fiscal 2006 compared with the repurchase of 301,300 shares of common stock for $13.7 million in the first three months of fiscal 2005, partially offset by the proceeds received from the sale of common stock for the exercise of employee stock options and from the employee stock purchase plan of $6.9 million in the first three months of fiscal 2006 compared with $4.6 million for the same period last year and the increase in tax benefit related to stock option plans of $1.9 million in the first three months of fiscal 2006 compared with $441,000 for the same period last year.
At September 30, 2005, the Company has utilized $711,000 of its $32.6 million in committed bank lines of credit, mainly due to borrowings related to the Company’s temporary financing activities. The Company believes that its cash flow from operations, current cash, cash equivalents and short-term investments and the remainder of its $31.9 million bank lines of credit will be adequate to meet its cash requirements for fiscal 2006 and the foreseeable future.
There have been no material changes to the Company’s contractual obligations outside ordinary business activities since June 30, 2005, except those changes described above related to outstanding borrowings.
The following summarizes the Company’s obligations at June 30, 2005, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

		Payments Due by Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Year	Years	Years
Operating Lease Obligations	$17,895	$4,193	$6,299	$3,996	$3,407

New Accounting Pronouncements
In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The Financial Accounting Standards Board (FASB) issued EITF 03-01 in September 2004, which delayed the effective date of the recognition and measurement provisions of EITF 03-01. The Company does not expect the adoption of EITF 03-01 to have a material impact on the Company’s results of operations or financial position.

     In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” (SFAS No. 151) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on the Company’s results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of Accounting Principle Board (APB) Opinion No. 29” (SFAS No. 153) which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have any impact on the Company’s results of operations or financial position.
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
     In October 2005, the FASB issued Staff Position (“FSP”) No. FAS 13-1 that addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Under FSP No. FAS 13-1, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense and included in income from continuing operations. The guidance in this FSP will be effective for the first reporting period after December 15, 2005. The Company does not expect that the adoption of FSP No. FAS 13-1 will have a material effect on its financial position, results of operations or cash flows.
     In June 2005, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonable assured of exercise at the time of the acquisition. The consensus was applied prospectively to leasehold improvements acquired subsequent to the EITF ratification date of June 29, 2005. The adoption of Issue No. 05-6 did not have a material effect on its financial position, results of operations or cash flows.
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

The Company recognizes revenues in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” and Statement of Position 97-2, “Software Revenue Recognition,” as amended, when persuasive evidence of an arrangement exists, the product has been delivered, or service performed, the price is fixed or determinable, collection is probable and vendor specific objective evidence exists to allocate revenue to the various elements of the arrangement. In all cases, the portion of revenue allocated to the undelivered elements is deferred until those items are delivered to the customer or the services are performed. Delivery of the product is generally considered to have occurred when shipped. Undelivered elements in the Company’s sales arrangements, which are not considered to be essential to the functionality of a product, generally include product accessories; installation services and/or training that are delivered after the related products have been delivered. Installation consists of system set-up, calibration and basic functionality training and generally requires one to three days depending on the product. Vendor specific objective evidence for product, product accessories and training services is based on the price charged when an element is sold separately or, if not sold separately, when the price is established by authorized management. The fair value of installation services is calculated by applying standard service billing rates to the estimate of the number of hours to install a specific product based on historical experience. These estimated hours for installation have historically been accurate and consistent from product to product. However, to the extent these estimates were to reflect unfavorable variability, the Company’s ability to maintain vendor specific objective evidence of fair value for such element could be impacted which in turn could delay the recognition of the revenue currently allocated to the delivered elements.
The Company recognizes revenues under extended warranty arrangements (maintenance fees) ratably over the period of the related maintenance contract and cost of the time and material repairs when incurred. Maintenance consists of product repair obligations under extended warranty, unspecified software upgrades, telephone support and time and material repairs. The Company’s equipment typically includes a one-year warranty. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience. While the Company believes its historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in its products could result in actual expenses that are below those currently estimated.
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
The Company values its inventory at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. We estimate revisions to inventory valuations based on technical obsolescence, historical demand, projections of future demand and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional valuation provisions may be required. If demand or market conditions are more favorable than projected, higher margins could be realized to the extent inventory is sold which had previously been written down.
Long-Lived Assets, Intangible Assets with Finite Lives and Goodwill. The Company performed an assessment for the impairment of long-lived assets, intangible assets with finite lives and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, the Company assesses goodwill for impairment at least annually. Factors the Company considers important which could trigger an impairment review include but are not limited to the following:
–	significant underperformance relative to historical or projected future operating results;

–	significant negative industry or economic trends; and

–	significant changes or developments in strategic technology.

When the company determines that the carrying value of long-lived assets and intangible assets with finite lives may not be recoverable based upon the existence of one or more of the above or other indicators, the company measures any impairment based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk inherent in the Company’s current business model. Goodwill is tested for impairment by comparing the fair values of related reporting units to their carrying values. The Company is required to perform an impairment review for goodwill at least annually.
Taxes on Income. As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and inventory reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheets. The Company then assesses the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is more likely than not, the Company establishes a valuation allowance. In the event that actual results differ from these estimates, the Company may need to revise the valuation allowance, which could materially impact the Company’s financial position and results of operations.
RISKS AND UNCERTAINTIES
The continuation or spread of the current economic uncertainty in key markets would likely harm the Company’s operating results.
The Company sells its products in many geographical regions throughout the world. If economic conditions in any of these regions decline or continue to decline, the demand for the Company’s products is likely to be reduced. Despite economic uncertainty in certain European countries, the Company showed continued growth in the European market; however a continuation of an economic downturn in any of the Company’s major markets would likely harm the Company’s results of operations.
Foreign currency fluctuations and other risks related to international operations may adversely affect the Company’s operating results.
The Company derived approximately 72% of its net sales from outside the United States in fiscal 2005 and expects to continue to derive the majority of net sales from outside the United States for the foreseeable future. Most of the Company’s sales outside the United States are denominated in the local currency of its customers. As a result, the U.S. dollar value of the Company’s net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on the Company’s results of operations. In recent periods, the Company’s results of operations have benefited from the depreciation of the U.S. dollar against the Euro, the Japanese yen and other foreign currencies; should the U.S. dollar begin appreciating against these currencies, the Company’s results of operations could be affected negatively. Tariffs and other trade barriers, difficulties in staffing and managing foreign operations, changes in political environments, interruptions in overseas shipments and changes in tax laws may also impact international sales negatively.
Fluctuations in worldwide demand for analytical instrumentation could affect the Company’s operating results.
The demand for analytical instrumentation products can fluctuate depending upon capital expenditure cycles. Most companies consider the Company’s instrumentation products capital equipment and thus purchasing decisions are made on the basis of budgets determined on an annual basis for these companies. Some customers may be unable to secure the necessary capital expenditure approvals to purchase the Company’s products. Significant fluctuations in demand could harm the Company’s results of operations.
Fluctuations in the Company’s quarterly operating results may cause the Company’s stock price to decline.
A high proportion of the Company’s costs are fixed due in part to the Company’s significant sales, research and product development and manufacturing costs. Declines in revenue caused by fluctuations in currency rates, worldwide demand for analytical instrumentation or other factors could disproportionately affect the Company’s quarterly operating results, which may in turn cause the Company’s stock price to decline.

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
Most raw materials, components and supplies purchased by the Company are available from many suppliers. However, certain items are purchased from sole or limited source suppliers and a disruption of these sources could adversely affect the Company’s ability to ship products as needed. A prolonged inability to obtain certain materials or components would likely reduce product inventory, hinder sales and harm the Company’s reputation with customers. Worldwide demand for certain components may cause the cost of such components to rise or limit the availability of these components, which could have an adverse affect on the Company’s results of operations.
The Company manufactures products in its facilities in Germany, the Netherlands and the United States. Any prolonged disruption to the operations at these facilities, whether due to labor unrest, supplier issues, damage to the physical plants or equipments or other reasons, could also adversely affect the Company’s results of operations.
The Company’s executive officers and other key employees are critical to the business, they may not remain with the Company in the future and finding talented replacements would be difficult.
The operations of Dionex require managerial and technical expertise. Each of the executive officers and key employees located in the United States is employed “at will” and may leave the employment of the Company at any time. In addition, the Company operates in a variety of locations around the world where the demand for qualified personnel may be extremely high and is likely to remain so for the foreseeable future. As a result, competition for personnel can be intense and the turnover rate for qualified personnel may be high. The loss of any of the Company’s executive officers or key employees could cause the Company to incur increased operating expenses and divert senior management resources in searching for replacements. An inability to hire, train and retain sufficient numbers of qualified employees would seriously affect the Company ability to conduct its business.
The success of Dionex’s business is dependent in part on protection of proprietary information and inventions. Obtaining and protecting the Company’s proprietary products, processes and technologies can be difficult and expensive.
Patent and trade secret protection is important to Dionex because developing new technologies and products is time-consuming and expensive. The Company owns many U.S. and foreign patents and intends to apply for additional patents to cover its technology and products. The Company may be unable to obtain issued patents from any pending or future patent applications that it owns. The claims allowed under any issued patents may not be sufficiently broad to protect the Company’s technology. Third parties may seek to challenge, circumvent or invalidate issued patents that Dionex owns.

In addition to patents, the Company has unpatented proprietary products and know-how. The measures employed by the Company to protect this technology, such as maintaining the confidentiality of proprietary information and relying on trade secret laws, may be inadequate.
The Company may incur significant expense in any legal proceedings to protect its proprietary rights.
In the event the Company is unable to satisfy regulatory requirements relating to internal controls, or if its internal controls over financial reporting are not effective, its business and stock price could suffer.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company is required to perform an evaluation of its internal controls over financial reporting and have the Company’s auditors publicly attest to such evaluation. Compliance with these requirements is expensive and time-consuming. In designing and evaluating the Company’s internal control over financial reporting, the Company recognizes that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. No system of internal controls can be designed to provide absolute assurance of effectiveness.
Based on the Company’s evaluation of its internal control over financial reporting for fiscal 2005, management determined that it had a material weakness in its internal control over financial reporting. In particular, there was a lack of segregation of duties in certain of the Company’s foreign subsidiaries represented by a lack of independent review and approval of manual journal entries and insufficient control over access to accounting systems. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Due to the foregoing assessment, management concluded that its internal control over financial reporting was not effective as of the end of the fiscal year. The Company has plans to remediate this material weakness (see planned remediation of material weakness in Part I, Item 4).
A material failure of internal controls over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to a material failure of internal controls over financial reporting would have a negative impact on our reputation and business. Similarly, in future fiscal periods, if we fail to timely complete this evaluation, we could be subject to regulatory scrutiny, a loss of public confidence in our financial statements and a negative impact on our business reputation, all of which could have a materially adverse effect on our stock price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
The Company is exposed to financial market risks, including changes in foreign currency rates, interest rates and marketable equity securities, as well as debt and interest expense.
Foreign Currency Exchange. Revenues generated from international operations are generally denominated in foreign currencies. The Company enters into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these derivative contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At September 30, 2005, the Company had forward exchange contracts to sell foreign currencies totaling $18.4 million dollars, including approximately $9.0 million in Euros, $7.2 million in Japanese yen, $827,000 in Canadian dollars and $1.4 million in Australian dollars. The foreign exchange contracts at the end of each fiscal quarter mature within the following quarter. Additionally, contract values and fair market values are the same. A sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to derivative contracts and underlying balances being hedged at September 30, 2005 indicated that these market movements would not have a material effect on the Company’s business, operating results or financial condition.
Foreign currency rate fluctuations can impact the U.S. dollar translation of the Company’s foreign operations’ financial statements into the Company’s consolidated financial statements. Currency fluctuations increased reported sales by 0.5% for the quarter ended September 30, 2005 compared to 6% for the quarter ended September 30, 2005.
Interest and Investment Income. The Company’s interest and investment income is subject to changes in the general level of interest rates. Changes in interest rates affect the interest earned on its cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the Company’s investment balances at September 30, 2005 indicated that such market movement would not have a material effect on the Company’s business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending upon actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the Company’s outstanding debt balance at September 30, 2005, indicated that such market movement would not have a material effect on its business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on the level of the Company’s outstanding debt and changes in the timing and amount of interest rate movements.
ITEM 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act). Based on that evaluation, due to the material weakness in the Company’s internal control over financial reporting existing as of June 30, 2005, the Company’s fiscal year end, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures as of September 30, 2005 were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
Planned Remediation Steps to address the Material Weakness. In the Company’s annual report on Form 10-K, the Company determined there was a lack of segregation of duties in certain of the Company’s foreign subsidiaries represented by a lack of independence review and approval of manual journal entries and insufficient control over access to accounting systems. Since the material weakness was disclosed, the Company, in part to remediate this weakness, is planning to implement the following changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During October 2005, the Company:
•	reviewed with senior management and the audit committee of its board of directors the issues which led to the material weakness;

•	is making significant enhancements to provide a more accurate account and variance analyses;

•	is establishing clear responsibilities among the Company’s world-wide accounting personnel and increasing their formal interaction and coordination to reflect better segregation of duties

•	is implementing the use of monthly checklists and journal entry logs at the Company’s subsidiaries

•	we believe that the corrective steps being taken above will sufficiently remediate this material weakness.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. The Company started a series of repurchase programs in 1989 with the Board of Directors authorizing future repurchases of an aggregate of 1.5 million shares of common stock in April 2002 as well as authorizing the repurchase of additional shares of common stock equal to the number of common shares issued pursuant to the Company’s employee stock plans.

The following table indicates common shares repurchased and additional shares added to the repurchase program during the three months ended September 30, 2005:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total		Maximum
			Shares		Number of
			Purchased	Additional	Shares that
	Total		as Part of	Shares	May Yet Be
	Number	Avg.	Publicly	Authorized	Purchased
	of Shares	Price Paid	Announced	for	Under the
Period	Purchased	per Share	Program(1)	Purchase (1)	Program (1)
Jul. 1 — 31, 2005			3,499,700	21,250	1,063,710

Aug. 1 — 31, 2005	385,900	$48.64	3,885,600	236,368	914,178

Sep. 1 — 30, 2005	—	—	3,885,600	1,800	915,978

(1)	The current repurchase of 1.5 million shares of common stock plus that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to that date.

Item 6. EXHIBITS

Exhibit
Number	Description	Reference
3.1	Restated Certificate of Incorporation, filed November 6, 1996	(2)

3.2	Bylaws, as amended on July 29, 2002	(5)

4.1	Stockholder Rights Agreement dated January 21, 1999, between the Company and BankBoston N.A.	(3)

10.1	Agreement, effective as of January 1, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.2	Memorandum agreement, dated March 14, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.3	Agreement, dated March 6, 1975, between International Plasma Corporation and the former Dionex Corporation	(1)

10.4	Consent to Assignment executed as of March 26, 1980, between the Dow Chemical Company and the former Dionex Corporation	(1)

10.5	Amendatory Agreement, effective as of November 1, 1981, between The Dow Chemical Company and the Company (with certain confidential information deleted)	(1)

10.6	Amendatory Agreement, effective as of July 1, 1982, between The Dow Chemical Company and the Company (with certain confidential information deleted)	(1)

10.7	Medical Care Reimbursement Plan (Exhibit 10.17)	(1)

10.8	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Company (Exhibit 10.15)	(4)

10.11	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Company	(6)

10.12	Stock Option Plan (Exhibit 99.1)

10.13	Form of Stock Option Agreement for non-employee directors (Exhibit 99.2)	(8)

10.14	Form of Stock Option Agreement for other than non-employee directors (Exhibit 99.3)	(8)

10.15	Employee Stock Participation Plan (Exhibit 10.13)	(7)

10.16	Second amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Company (Exhibit 10.1)	(9)

10.17	Change in Control Severance Benefit Plan (Exhibit 10.15)	(10)

10.18	2006 Officers Salaries – Reference 8-K filed	(11)

21.1	Subsidiaries of the Company	(12)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

Exhibit
Number	Description	Reference
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(1)	Incorporated by reference to the indicated exhibit in Amendment No. 1 of the Company’s Registration Statement on Form S-1 filed December 7, 1982.

(2)	Incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-Q filed February 13, 1997.

(3)	Incorporated by reference to the corresponding exhibit in the Company’s Quarterly Report on Form 10-Q filed February 16, 1999.

(4)	Incorporated by reference to the indicated exhibit in the Company’s Quarterly Report on Form 10-Q filed February 14, 2001.

(5)	Incorporated by reference to the indicated Exhibit 10.17 in the Company’s Annual Report on Form 10-K filed August 28, 2002.

(6)	Incorporated by reference to the indicated Exhibit in the Company’s Annual Report on Form 10-K filed September 24, 2003.

(7)	Incorporated by reference to the indicated exhibit in the Company’s Annual Report on Form 10-K filed September 10, 2004.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed December 8, 2004.

(9)	Incorporated by reference to the indicated exhibit in the Company’s current Report on Form 8-K filed December 22, 2004.

(10)	Incorporated by reference to the indicated exhibit in the Company’s Quarterly Report on Form 10-Q filed May 10, 2005.

(11)	Incorporated by reference to the indicated exhibit in the Company’s Annual Report on Form 10-K filed October 12, 2005.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION (Registrant)

Date: November 9, 2005	By:	/s/ Lukas Braunschweiler

Lukas Braunschweiler
President, Chief Executive Officer And Director

	By:	/s/ Craig A. McCollam

Craig A. McCollam
Vice President, and Chief Financial Officer

Exhibit Index
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.