Form 10-Q
period 2005-12-31
DIONEX CORP /DE
filed 2006-02-09
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer           ☐                     Accelerated filer           ☑                     Non-accelerated filer            ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 8, 2006:

CLASS	NUMBER OF SHARES

Common Stock	20,129,528

DIONEX CORPORATION
INDEX

DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	December 31,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$46,903	$42,679
Short-term investments	13,463	11,102
Accounts receivable (net of allowance for doubtful accounts of $862 at December 31, 2005 and $953 at June 30, 2005)	57,141	55,450
Inventories	25,728	26,510
Deferred taxes	8,012	9,978
Prepaid expenses and other current assets	5,972	6,364

Total current assets	157,219	152,083
Property, plant and equipment, net	55,935	53,914
Goodwill	24,475	24,638
Intangible assets, net	5,118	2,917
Other assets	4,492	4,601

	$247,239	$238,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,513	$10,031
Accrued liabilities	35,696	34,939
Income taxes payable	2,506	1,593
Accrued product warranty	3,549	3,514

Total current liabilities	51,264	50,077
Deferred taxes	3,022	4,196
Other long-term liabilities	1,054	831
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding:
20,045,652 shares at December 31, 2005 and 20,161,092 shares at June 30, 2005)	136,174	120,359
Retained earnings	52,435	57,451
Accumulated other comprehensive income	3,290	5,239

Total stockholders’ equity	191,899	183,049

	$247,239	$238,153

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004
Net sales	$74,341	$74,152
Cost of sales	24,529	24,673

Gross profit	49,812	49,479

Operating expenses:
Selling, general and administrative	27,800	25,417
Research and product development	5,440	5,397

Total operating expenses	33,240	30,814

Operating income	16,572	18,665
Interest income	328	337
Interest expense	(33)	(80)
Other income (expense), net	65	(142)

Income before taxes	16,932	18,780
Taxes on income	6,032	6,053

Net income	$10,900	$12,727

Basic earnings per share	$0.54	$0.61

Diluted earnings per share	$0.53	$0.59

Shares used in computing per share amounts:
Basic	20,038	20,783

Diluted	20,554	21,647

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	December 31,
	2005	2004
Net sales	$142,441	$137,360
Cost of sales	48,299	46,249

Gross profit	94,142	91,111

Operating expenses:
Selling, general and administrative	54,480	47,835
Research and product development	10,974	10,326

Total operating expenses	65,454	58,161

Operating income	28,688	32,950
Interest income	639	539
Interest expense	(86)	(132)
Other income (expense), net	1,538	313

Income before taxes	30,779	33,670
Taxes on income	10,865	11,279

Net income	$19,914	$22,391

Basic earnings per share	$0.99	$1.08

Diluted earnings per share	$0.97	$1.04

Shares used in computing per share amounts:
Basic	20,076	20,750

Diluted	20,621	21,570

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(In thousands)
(Unaudited)
..

	Six Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income	$19,914	$22,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,301	3,051
Gain on sale of marketable securities	—	(646)
Non-cash stock based compensation	3,131	—
Tax benefit related to stock option plans	—	3,456
Deferred taxes	2,858	(754)
Changes in assets and liabilities:
Accounts receivable	(2,868)	(243)
Inventories	239	933
Prepaid expenses and other assets	393	(2,075)
Accounts payable	(453)	1,014
Accrued liabilities	1,424	1,442
Income taxes payable	980	(950)
Accrued product warranty	108	157

Net cash provided by operating activities	29,027	27,776

Cash flows from investing activities:
Proceeds from sale of marketable securities	16,346	23,842
Purchase of marketable securities	(18,700)	(39,050)
Purchase of property, plant and equipment	(5,576)	(3,707)
Purchase of intangible assets	(2,997)	—
Other	48	20

Net cash used for investing activities	(10,879)	(18,895)

Cash flows from financing activities:
Principal payments on debt	—	(274)
Sale of common stock	12,605	12,784
Tax benefit related to stock option plans	3,507	—
Repurchase of common stock	(28,418)	(26,189)

Net cash used for financing activities	(12,306)	(13,679)

Effect of exchange rate changes on cash	(1,618)	3,048

Net increase (decrease) in cash and equivalents	4,224	(1,750)
Cash and equivalents, beginning of period	42,679	46,673

Cash and equivalents, end of period	$46,903	$44,923

Supplemental disclosures of cash flow information:
Income taxes paid	$5,575	$9,218
Interest paid	$21	$93
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
     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2006.
2. New Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board (APB) Opinion No. 20 “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement shall be effective for accounting changes and corrections of errors made in fiscal year years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement is issued. At the present time, the Company does not believe that adoption of SFAS 154 will have a material effect on its financial position, results of operations or cash flows.
3. Stock-Based Compensation
     On July 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment” which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the granted date fair value of the award. The Company has elected to use the Modified Prospective Transition method such that SFAS No. 123R applies to new awards and to awards modified, repurchased or canceled after the effective date. The Company has a stock-based employee compensation plan (Option Plan) and an employee stock purchase plan (ESPP). Generally, stock options granted to employees fully vest four years from the grant date and have a term of ten years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, generally, equal to the vesting period.
     Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretation. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net income because the exercise price of its stock options equaled the market price of the underlying stock at the date of grant. Compensation costs for the portion of awards for which the required service period has not been rendered (such as unvested options) that are outstanding as of July 1, 2005 shall be recognized as the remaining required services are rendered. The compensation costs relating to unvested awards is based on the grant date fair value of those awards as calculated under SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123), adjusted for forfeitures as required by SFAS No. 123R.

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Income for the three months and six months ended December 31, 2005 (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2005	December 31, 2005
Cost of Sales	$117	$172
Selling, general and administrative expenses	974	2,172
Research and development expenses	363	787
Tax Benefit	(351)	(739)

	$1,103	$2,392

As of December 31, 2005, $10.1 million of total compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 1.75 years.
SFAS No. 123R requires the Company to present proforma information for periods prior to the adoption as if it had accounted for all stock-based compensation under the fair value method. Had compensation costs under the Company’s stock-based compensation plans been recorded last year, the effect on the Company’s net income and earnings per share would have been as follows (in thousands, except per share amounts):
For proforma disclosures, the estimated fair value of the options at the date of grant is amortized to expense over the service period, which generally equals the vesting period.

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2004	2004
Net income, as reported	$12,727	$22,391
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of taxes	2,064	4,624
Tax benefit (reduction)	(837)	(1,549)

Pro forma net income	$11,500	$19,316

Earnings per share:
Basic — as reported	$0.61	$1.08

Basic — pro forma	$0.55	$0.93

Diluted — as reported	$0.59	$1.04

Diluted — pro forma	$0.53	$0.89

The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model using a single option approach for options granted after June 30, 2005, with the following weighted-average assumptions:

	Six Months
	Ended December 31,
	2005	2004
Volatility for options	40%	47%
Volatility for employee stock purchase plan	29%	28%
Risk-free interest rate for options	4 - 4.5%	3.56%
Risk-free interest rate for employee stock purchase plan	3.60%	1.74%
Expected life of options	4.75 years	5.6 years
Expected life of employee stock purchase plan	6 months	6 months
Expected dividend	$0.00	$0.00
Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of the grant. The model incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical dates. The expected life of the grants issued during the first six months of fiscal 2006 is derived from historical and other factors.

4. Inventories
     Inventories consist of (in thousands):

	December 31,	June 30,
	2005	2005
Finished goods	$13,721	$14,032
Work in process	1,893	2,257
Raw materials	10,114	10,221

	$25,728	$26,510

5. Short-term Investments
     During the year ended June 30, 2005, the Company determined that investments in auction rate securities (ARS) should be classified as short-term investments. Previously, such investments had been classified as cash and equivalents. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 to 49 days, there is a new auction process, and a ready market exists for these securities.
The following is a summary of the effects of the reclassification (in thousands):
Consolidated Statement of Cash Flows

	Six Months Ended
	December 31, 2004
	As Previously		As
	Reported	Adjustments	Reclassified
Proceeds from sale of marketable securities	$960	$22,882	$23,842
Purchase of marketable securities	—	(39,050)	(39,050)
Net cash used for investing activities	(2,727)	(16,163)	(18,895)
Net increase(decrease) in cash and cash equivalents	14,418	(16,168)	(1,750)
     The Company holds highly liquid debts instruments with maturities of more than one year. These securities are currently classified as “available-for-sale” securities and recorded at their fair value. The difference between the fair value and the amortized cost of the securities was recorded in other comprehensive income, net of deferred taxes. At December 31, 2005, the fair value of the securities was $615,000 with $313,000 reported in short-term investments and $302,000 reported in other assets.
     The aggregate market value, cost basis, and gross unrealized gains and losses of short-term investments by major security type are as follows (in thousands):

					Fair
					Value of
			Gross	Gross	Investments
	Market	Cost	Unrealized	Unrealized	with Unrealized
	Value	Basis	Gains	Losses	Losses
			(In thousands)
December 31, 2005
Available for Sale:
Corporate Bonds and Notes(1)	$313	$335	—	$(22)	$313
Held to Maturity:
Auction Rate Securities	13,150	13,150	—	—	—

	$13,463	$13,485	$—	$(22)	$313

June 30, 2005
Available for sale:
Corporate Bonds and notes	$977	$1,013	$—	$(36)	$977
Held to Maturity:
Auction Rate Securities	10,125	10,125	—	—	—

	$11,102	$11,138	$—	$(36)	$977

(1)	These short-term investments have been in a loss position for greater than 12 months.

6. Comprehensive Income
     Comprehensive income is the change in stockholders’ equity arising from transactions other than investments by owners and distributions to owners. For the Company, the significant components of comprehensive income, other than net income, are foreign currency translation adjustments and net unrealized gains or losses on securities available for sale. The components of accumulated other comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income, as reported	$10,900	$12,727	$19,914	$22,391
Foreign currency translation adjustments, net of taxes	(1,456)	7,792	(1,964)	8,878
Unrealized gain (loss) on securities available for sale, net of taxes	2	(100)	15	(216)

Comprehensive income	$9,446	$16,664	$17,965	$31,053

7. Common Stock Repurchases
     During the three months ended December 31, 2005, the Company repurchased 199,283 shares of its common stock on the open market for approximately $9.6 million (at an average repurchase price of $48.42 per share), compared with 219,900 shares repurchased for approximately $12.5 million (at an average repurchase price of $56.69 per share) in the same period in the previous fiscal year.
     During the six months ended December 31, 2005, the Company repurchased 585,183 shares of its common stock on the open market, for approximately $28.4 million (at an average repurchase price of $48.56 per share), compared with 521,200 shares repurchased for approximately $26.2 million (at an average repurchase price of $50.25 per share) in the same period in the prior year.
     During the year ended June 30, 2005, the Company repurchased a total of 1,355,900 shares of its common stock on the open market for approximately $66.7 million (at an average repurchase price of $49.17 per share).
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
     The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Numerator:
Net Income	$10,900	$12,727	$19,914	$22,391
Denominator:
Weighted average shares used to compute net income per common share — basic	20,038	20,783	20,076	20,750
Effect of dilutive stock options	516	864	545	820

Weighted average shares used to compute net income per common share — diluted	20,554	21,647	20,621	21,570

Basic earnings per share	$0.54	$0.61	$0.99	$1.08

Diluted earnings per share	$0.53	$0.59	$0.97	$1.04

     Antidilutive common equivalent shares related to stock options are excluded from the calculation of diluted shares. At December 31, 2005, 627,229 shares were excluded from the computation because they were anti-dilutive. However, at December 31, 2004, all the stock options were included in the diluted earnings per share calculation.

9. Goodwill and Other Intangible Assets
     Information regarding the Company’s goodwill and other intangible assets reflects current foreign exchange rates.
     Changes in the carrying amount of goodwill for the six months ended December 31, 2005 are as follows (in thousands):

Total
Balance as of July 1, 2005	$24,638
Translation adjustments	(163)

Balance as of December 31, 2005	$24,475

     The Company performed an annual impairment test of goodwill as of April 2005 and determined that goodwill was not impaired.
     Information regarding the Company’s other intangible assets follows (in thousands):

	As of December 31, 2005			As of June 30, 2005
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and Trademarks	$3,377	(561)	2,816	$379	$(379)	—
Developed Technology	9,604	(8,324)	1,280	9,718	(7,889)	1,829
Other	1,338	(316)	1,022	1,325	(237)	1,088

Total	$14,319	$(9,201)	$5,118	$11,422	$(8,505)	$2,917

     The Company amortizes developed technology, patents and trademarks over a period of three to seven years; the remaining weighted average amortization period for this category approximates two years. The Company amortizes other intangibles over a period of five to ten years; the remaining weighted average amortization period for this category approximates seven years.
     Amortization expense related to intangible assets was $360,000 and $810,000, respectively, for the three months and six months ended December 31, 2005 as compared to $423,000 and $814,000, respectively, for the three months and six months ended December 31, 2004. The estimated amortization for each of the five fiscal years subsequent to June 30, 2005 is as follows:

Remaining
Year Ending	Amortization
June 30,	Expense
2006	$644
2007	1,295
2008	789
2009	577
2010	539
Thereafter	1,274

Total	$5,118

10. Warranty
     Product warranties are recorded at the time revenue are recognized for certain product shipments. Warranty expense is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from our estimates, revisions to the warranty liability would be required.
     Details of the change in accrued product warranty for the six months ended December 31, 2005 and 2004 are as follows (in thousands):

	Balance	Provision		Actual	Balance
	Beginning	for		Warranty	End of
	of Period	Warranties(2)	Other(1)	Costs Incurred(3)	Period
Accrued Product Warranty for Six Months Ended:
December 31, 2005	$3,514	$2,157	$(70)	$(2.052)	$3,549

December 31, 2004	$3,584	$1,228	$239	$(1,070)	$3,981

(1)	Effects of exchange rate changes

(2)	Provision for warranties related to products sold during the period

(3)	Costs of warranty claims processed during the period
11. Commitments
     One of the Company’s foreign subsidiaries discounts trade notes receivable with banks. The uncollected balances of notes receivable due to the discounting banks at December 31, 2005 and June 30, 2005 were $2.6 million and $2.7 million, respectively. The Company is contingently liable for these unpaid balances to the extent the amounts are not paid to the bank by the end customer. The Company has determined that the contingent liability under this guarantee was insignificant at December 31, 2005 and June 30, 2005 based on its past experience of discounting trade notes receivable.
     Revenue generated from international operations is generally denominated in foreign currencies. The Company enters into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market values gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. The Company had forward exchange contracts to sell foreign currencies totaling $15.5 million and $15.9 million at December 31, 2005 and 2004, respectively.
     The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable, however, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. To date, no material claims for such indemnifications are outstanding as of December 31, 2005. The Company has not recorded any liabilities for these indemnification agreements at December 31, 2005 and June 30, 2005.

DIONEX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
     The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such risks and uncertainties include: general economic conditions, foreign currency fluctuations, fluctuations in worldwide demand for analytical instrumentation, fluctuations in quarterly operating results, competition from other products, existing product obsolescence, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail below under the heading “Risk Factors.”. Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements.
The Company
     Dionex Corporation (the “Company”) is a leading manufacturer and marketer of chromatography systems for chemical analysis. The Company’s systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical, petrochemical, power generation, food and electronic industries in a variety of applications. The Company sells into six markets which are Life Sciences, Chemicals, Food Beverage, Electronics, Power and Environmental. In the six months ended December 31, 2005, approximately 70% of the sales were in the IC/ASE markets and 30% of our sales were in the HPLC/Nano markets. The Company is recognized as an innovation leader in the global LC market.
     In the six months ended December 31, 2005 as compared to the six months ended December 31, 2004, the Company experienced solid sales growth in all geographic regions on a currency adjusted basis and in both major products lines of ion chromatography and HPLC, with the analytical HPLC products growing in the double digits. Sales in North America grew in the single digits representing a good improvement from the first quarter. Sales in Europe slightly declined in reported dollars but grew in the mid-single digits in local currencies. Sales in Asia/Pacific grew in the low single digits for the quarter, mainly driven by higher demand in the environmental market. Sales in the Asia/Pacific region were again affected by Japan which saw weaker demand due to still lower governmental spending. Outside of Japan, sales in the Asia Pacific region grew 20% for the quarter driven by strong sales in China and India. Demand from the Company’s life sciences and environmental markets were up this quarter, partially offset by weaker demand in the Company’s chemical/petrochemical, food and beverage, power and electronics markets. The Company experienced good momentum in the second quarter and saw growth in the Company’s largest markets.

Results of Operations – Three Months Ended December 31, 2005 and 2004
     Net sales for the second quarter of fiscal 2006 were $74.3 million, compared with $74.2 million reported for the same period in the prior year. The Company is subject to the effects of foreign currency fluctuations that have an impact on net sales, gross profit and operating expense. Overall, currency fluctuations decreased reported net sales by approximately 4% for the three months ended December 31, 2005 compared to an increase of 5% for the same period in the prior year.
     Percentage change in net sales over the prior year as indicated in the table below:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2005	2004
Percentage change in net sales
Total:	0%	13%
By geographic region:
North America	4%	14%
Europe	-3%	15%
Asia/Pacific	2%	10%

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2005	2004
Percentage change in net sales excluding currency fluctuations
Total:	4%	8%
By geographic region:
North America	4%	13%
Europe	3%	5%
Asia/Pacific	5%	8%
     Net sales in North America increased primarily due to continued economic recovery over the previous year in the United States and Canada as well as increased demand from our Environmental and Life Sciences customers. Net sales in Europe increased primarily due to continued growth in France, United Kingdom and Benelux as well as increased demand from our Environmental and Life Sciences customers. Net sales in the Asia/Pacific region continued to increase primarily due to strong growth in China, Australia, and India partially offset by lower net sales in Japan due to an unusually strong net sales comparison in the second quarter last year.
     Gross margin for the second quarter ended December 31, 2005 was 67.0%, a slight improvement over 66.7% gross margin reported for the same period last year. Gross margin can be affected by currency fluctuations as well as changes in product mix. The Company anticipates gross margin to be approximately 65-66% for the third and fourth quarters of fiscal 2006.
     Stock-based compensation expense in cost of sales was $117,000 during the second quarter of fiscal year 2006. There was no stock-based compensation expense included in cost of sales during the same period in the previous fiscal year.
     Operating expenses were $33.2 million for the second quarter of fiscal 2006, an increase of $2.4 million, or 8%, from the $30.8 million reported in the same quarter last year. As a percentage of sales, operating expenses increased to 45% for the three months ended December 31, 2005 compared to 42% for the same quarter last year. Currency fluctuations decreased operating expenses by 3% for the quarter as compared to the same quarter last year. Stock-based compensation expense included in operating expenses were $1.3 million during the second quarter of fiscal 2006. There was no stock-based compensation expense included in operating expenses during the same period in the previous fiscal year.

     Selling, general and administrative (SG&A) expenses increased $2.4 million or 9%, to $27.8 million in the three months ended December 31, 2005 as compared to $25.4 million for the same quarter last year. As a percentage of sales, SG&A expenses increased to 37% for the second quarter of fiscal 2006 compared to 34% for the same quarter last year. The increase in SG&A expenses was due primarily to stock based compensation charges of approximately $1.0 million, higher operating expenses of approximately $1.0 million due to our continued expansion efforts in Asia/Pacific, mainly in India and China, and increased costs of approximately $400,000 in our European selling activities. Stock-based compensation expense included in SG&A expense was $974,000 during the second quarter of fiscal year 2006. There was no stock-based compensation expense included in SG&A expenses during the same period in the previous fiscal year.
     Research and product development (R&D) costs of $5.4 million for the three months ended December 31, 2005 was virtually unchanged from the $5.4 million reported in the same period last year. The level of R&D spending varies depending on both the breadth of the Company’s R&D efforts and the stage of specific product development. Stock-based compensation expense included in R&D expense was $363,000 during the second quarter of fiscal year 2006. There was no stock-based compensation expense included in R&D expense during the same period in the previous fiscal year.
     Other income was $65,000 in the three months ended December 31, 2005 compared to expense of $142,000 for the same period in the prior year. The income and expense resulted primarily from foreign currency transactions.
     The effective tax rate for the three months ended December 31, 2005 was 35.6%, compared to 32.2% reflected in the same period last year. The increase in Company’s tax rate was due to SFAS No. 123R related expenses that are not deductible for tax purposes and due to the expiration of research tax credits for federal income tax purposes. If, as expected, legislation extending the research tax credits is passed by congress and signed into law, the Company will recognize the benefits in its tax rate. The Company anticipates its tax rate to be in the range of 34.0-36.0% for the rest of fiscal year 2006 including the effects of stock-based compensation.
     Net income in the three months ended December 31, 2005 decreased 14% to $10.9 million compared with $12.7 million reported for the same period last year. Diluted earnings per share for the three months ended December 31, 2005 was $0.53 a decrease of 10% over the $0.59, reported for the same period last year. The decrease in EPS was due to the effect of SFAS No. 123R, which added expenses of $1.1 million, net of taxes.

Results of Operations – Six Months Ended December 31, 2005 and 2004
     Net sales for the six months ended December 31, 2005 were $142.4 million, an increase of approximately 4% over the $137.4 million reported for the same period last year. The Company is subject to the effects of foreign currency fluctuations that have an impact on net sales, gross profit and expenses. Overall, currency fluctuations decreased net sales by approximately 1% for the first six months of fiscal 2006 and increased by approximately 6% for the same period last year.
Net sales increased over the prior year period in all geographic markets as indicated in the table below:

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2005	2004
Percentage change in net sales
Total:	4%	16%
By geographic region:
North America	2%	11%
Europe	2%	16%
Asia/Pacific	9%	23%

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2005	2004
Percentage change in net sales excluding currency fluctuations
Total:	5%	10%
By geographic region:
North America	1%	10%
Europe	5%	5%
Asia/Pacific	11%	20%
     Net sales in North America increased primarily due to further improvements in economic conditions. Net sales in Europe increased primarily due to strong growth in the United Kingdom, France and Germany. Net sales in the Asia/Pacific region increased primarily due to strong growth throughout the region offset primarily by Japan’s lower net sales..
     Gross margin for the first six months of fiscal 2006 was 66.1%, a slight decrease from the 66.3% reported for the same period last year. Gross margin was lower due to lower margin on the Company’s recently introduced products. Stock-based compensation expense included in cost of sales was $172,000 during the six months ended December 31, 2005. There was no stock-based compensation expense included in cost of sales during the same period in the previous fiscal year.
     Operating expenses of $65.5 million for the first six months of fiscal 2006 increased $7.3 million, or 13%, from the $58.2 million reported for the same period last year. As a percentage of sales, operating expenses in the first six months of fiscal year 2006 were 46%, compared with 42% in the same period last year. Stock-based compensation expense included in operating expenses was $3.0 million during the six months ended December 31, 2005. There was no stock-based compensation expense included in operating expenses during the same period in the previous fiscal year.
     SG&A expenses were $54.5 million for the first six months of fiscal 2006, an increase of 14% compared with the $47.8 million reported in the same period last year. The increase in SG&A expenses was due primarily to stock-based compensation charges of $2.2 million following the adoption of SFAS No. 123R, higher selling and marketing costs of $1.4 million, higher international selling and marketing costs of $1.8 million related to the Company’s operations in Asia/Pacific and costs associated with Sarbanes-Oxley Section 404 compliance activities. Stock-based compensation expense included in SG&A expense was $2.2 million for the six months ended December 31, 2005. There was no stock-based compensation expense included in SG&A expenses during the same period in the previous fiscal year.
     R&D costs for the first six months of fiscal 2006 were $11.0 million, an increase of 6% compared with the $10.3 million reported in the same period last year. However, as a percentage of sales, R&D costs were 8% in both fiscal years. The level of R&D spending varies depending on both the breadth of the Company’s R&D efforts and the stage of specific product development. Stock-based compensation expense included in R&D expense was $787,000 for the six months ended December 31, 2005. There was no stock-based compensation expense included in R&D expenses during the same period in the previous fiscal year.

     Other income was $1.5 million for the first six months of fiscal 2006 primarily due to a gain on a settlement of a patent litigation. Other income was $313,000 for the first six months of fiscal 2005, resulting primarily from gain on the sale of marketable equity securities partially offset by losses on Company’s currency hedging activities.
     The effective tax rate for the first six months of fiscal 2006 was 35.3%, up from 33.5% for the same period last year. The increase in the Company’s tax rate was due to SFAS No. 123R related expenses that are not deductible for tax purposes and due to the expiration of research tax credits for federal income tax purposes. When the legislation extending the research tax credits is passed by Congress and signed into law, the Company expects to recognize the benefits in its tax rate. The Company anticipates its tax rate to be in the range of 34.0-36.0% for the rest of fiscal year 2006 including SFAS No. 123R effects. The Company’s tax rate is subject to fluctuation due to changes in tax regulations in the jurisdictions in which the Company does business.
     Net income for the first six months of fiscal 2006 was $19.9 million, a decrease of 11% compared with $22.4 million reported for the same period last year. Diluted earnings per share for the first six months of fiscal 2006 was $0.97, a decrease of 7% over the $1.04 reported for the same period last year. The decrease was due to the effect of SFAS No.123R.
Liquidity and Capital Resources
     At December 31, 2005, the Company had cash, cash equivalents and short-term investments of $60.4 million. The Company’s working capital was $106 million, an increase of $4 million from $102 million at June 30, 2005. Cash generated by operating activities for the six months ended December 31, 2005 was $29.0 million compared with $27.8 million for the same period last year. The increase in operating cash flow was primarily due to increases in deferred taxes, prepaid expenses and other assets, partially offset by an increase in accounts receivable due to higher sales and a decrease in accounts payable due to lower payments.
     Cash used for investing activities was $10.9 million and $18.9 million in the six months ended December 31, 2005 and 2004, respectively. Capital expenditures for the six months of fiscal 2006 were $5.6 million. The Company spent $3.0 million for the acquisition of the polymer based monolithic technology from Teledyne-Isco, a subsidiary of Teledyne Technologies, Inc. For the six months ended December 31, 2005, investing activities included capital expenditures of $3.7 million to implement several information technology and business-related strategic initiatives. The Company anticipates that Capital expenditures for the remaining of fiscal 2006 will be approximately $4.0 million.
     Cash used for financing activities was $12.3 million and $13.7 million in the first six months of fiscal 2006 and 2005, respectively. The decrease is primarily attributable to the repurchase of 585,183 shares of the Company’s common stock for $28.4 million in fiscal 2006 (at an average repurchase price of $48.56 per share) compared with 521,200 shares for $26.2 million in fiscal 2005 (at an average repurchase price of $50.25 per share), partially offset by $3.5 million tax benefit related to stock option plans. The Company is still authorized to repurchase 927,020 shares of its common stock.
     At December 31, 2005, the Company had not utilized any of its $32.3 million in committed bank lines of credit. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its bank lines of credit will be adequate to meet its cash requirements for fiscal 2006 and the foreseeable future, and at least the next twelve months.
     The following table summarizes the Company’s contractual obligations at June 30, 2005, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less
		Than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Lines of Credit	$917	$917	$—	$—	$—
Mortgage Note Payable	551	551	—	—	—
Operating Lease Obligations	15,307	3,752	4,655	2,521	4,379
Other Obligations	3,500	3,500	—	—	—

Total Contractual Commitments	$20,275	$8,720	$4,655	$2,521	$4,379

     There have been no material changes to the Company’s contractual obligations outside ordinary business activities since June 30, 2005.

New Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board (APB) Opinion No. 20 “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement shall be effective for accounting changes and corrections of errors made in fiscal year years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement is issued. At the present time, the Company does not believe that adoption of SFAS 154 will have a material effect on its financial position, results of operations or cash flows.
Critical Accounting Policies and Estimates
Summary
     The preparation of consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, including those related to product returns and allowances, bad debts, inventory valuation, goodwill and intangible assets, income taxes, warranty provisions, and contingencies.
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
     When the Company determines that the carrying value of long-lived assets or intangible assets with finite lives may not be recoverable based upon the existence of one or more of the above or other indicators, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk inherent in the Company’s current business model. Goodwill is tested for impairment by comparing the fair values of related reporting units to their carrying values. The Company completed its annual review in April 2005 and no impairment was necessary.
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
Income Taxes
     As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company’s estimate of its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and inventory reserves for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheets.
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
Foreign Currency Exchange Revenues generated from international operations are generally denominated in foreign currencies. The Company enters into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At December 31, 2005, the Company had forward exchange contracts to sell foreign currencies totaling $15.5 million, including approximately $8.8 million in Euros, $5.8 million in Japanese yen and $911,000 in Canadian dollars. The foreign exchange contracts at the end of each fiscal quarter mature within the following quarter. Additionally, contract values and fair market values are the same. A sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to hedging contracts and underlying balances being hedged at December 31, 2005 indicated that these market movements would not have a material effect on the Company’s business, operating results or financial condition.
     Foreign currency rate fluctuations can impact the U.S. dollar translation of the Company’s foreign operations in its consolidated financial statements. Currency fluctuations decreased reported sales by 4% for the quarter and decreased reported sales by 2% for the six months ended December 31, 2005 compared to increase of 5% for both the quarter and the six months ended December 31, 2004.
Interest and Investment Income The Company’s interest and investment income is subject to changes in the general level of interest rates. Changes in interest rates affect the interest earned on the Company’s cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the Company’s investment balances at December 31 2005, indicated that such market movement would not have a material effect on the business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending upon actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the Company’s outstanding debt balance at December 31, 2005, indicated that such market movement would not have a material effect on its business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on the level of the Company’s outstanding debt and changes in the timing and amount of interest rate movements.
ITEM 4. CONTROLS AND PROCEDURES
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act). Based on that evaluation, due to the material weakness in the Company’s internal control over financial reporting existing as of June 30, 2005, the Company’s fiscal year end, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2005 were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
     There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2005 covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Planned Remediation Steps to address the Material Weakness. In the Company’s annual report on Form 10-K, the Company determined there was a lack of segregation of duties in certain of the Company’s foreign subsidiaries represented by a lack of independence review and approval of manual journal entries and insufficient control over access to accounting systems. Since the material weakness was disclosed, the Company, in part to remediate this weakness, is planning to implement the following changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Starting in October 2005, the Company:
•	reviewed with senior management and the audit committee of its board of directors the issues which led to the material weakness;

•	is making enhancements to provide more accurate account in variance analysis

•	is establishing clear responsibilities among the Company’s world-wide accounting personnel and increased their formal interaction and coordination to reflect better segregation of duties

•	is implementing the use of monthly checklists and journal entry logs at the Company’s subsidiaries

•	has set up a steering committee that meets weekly to discuss progress of remediation plans relating to deficiencies which led to material weakness, and to monitor the Company’s FY06 internal control plans and status;
We believe that the corrective steps being taken above will sufficiently remediate the material weakness.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
An investment in the Common Stock of the Company involves risks and uncertainties including the risks and uncertainties described below. These risks and uncertainties have not changed in any material respect from those reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
The continuation or expansion of the current economic uncertainty in key markets would likely harm the Company’s operating results.
     The Company sells products in many geographical regions throughout the world. If economic conditions in any of these regions decline or continue to decline, the demand for the Company’s products is likely to be reduced and will likely harm the Company’s results of operations.
Foreign currency fluctuations and other risks related to international operations may adversely affect the Company’s operating results.
     The Company derived approximately 69% of its net sales from outside North America in the six months ended December 31, 2005 and expects to continue to derive the majority of net sales from outside North America for the foreseeable future. Most of the Company’s sales outside North America are denominated in the local currency of its customers. As a result, the U.S. dollar value of the Company’s net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on the Company’s results of operations. Tariffs and other trade barriers, difficulties in staffing and managing foreign operations, changes in political environments, interruptions in overseas shipments and changes in tax laws may also impact international sales negatively.
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
     A high proportion of the Company’s costs are fixed due in part to its significant sales, R&D and manufacturing costs. Small declines in revenue caused by fluctuations in currency rates, worldwide demand for analytical instrumentation or other factors could disproportionately affect the Company’s quarterly operating results, which may in turn cause its stock price to decline.
If the Company does not introduce new products that are attractive to its customers on a timely basis, the Company’s products may become obsolete.
     The Company’s products are highly technical in nature. As a result, many of the Company’s products must be developed months or even years in advance of the potential need by a customer. If the Company fails to introduce new products and enhancements as demand arises or in advance of the competition, the Company’s products are likely to become obsolete over time, which would harm operating results. Also, if the market is not receptive to newly developed products, the Company may be unable to recover costs of R&D and marketing, and may fail to achieve material components of its business plan.
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
The success of the Company’s business is dependent in part on protecting its proprietary information and inventions. Obtaining and protecting the Company’s proprietary products, processes and technologies can be difficult and expensive.
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
     The Company is in the process of documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of the Company’s internal control over financial reporting and a report by the Company’s independent registered public accountants attesting to and reporting these assessments. During the course of the Company’s testing, the Company may identify deficiencies that cannot be remediated in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if the Company fails to maintain the adequacy of its internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, it may not be able to ensure that it can conclude in future periods that it has effective internal control over financial reporting in accordance with Section 404. If the Company cannot favorably assess, or its independent registered accountants are unable to provide an unqualified attestation report on the Company’s assessment of, the effectiveness of its internal control over financial reporting, investor confidence in the reliability of the Company’s financial reports may be adversely affected, which could have a material adverse effect on the Company’s stock price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. The Company started a series of repurchase programs in 1989 with the Board of Directors authorizing future repurchases of an aggregate of 1.5 million shares of common stock in April 2002 as well as authorizing the repurchase of additional shares of common stock equal to the number of shares of common stock issued pursuant to the Company’s employee stock plans.
     The following table indicates common shares repurchased and additional shares added to the repurchase program during the three months ended December 31, 2005:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total		Maximum
			Shares		Number of
			Purchased	Additional	Shares that
	Total		as Part of	Shares	May Yet Be
	Number	Avg.	Publicly	Authorized	Purchased
	of Shares	Price Paid	Announced	for	Under the
Period	Purchased	per Share	Program(1)	Purchase (1)	Program (1)
Oct. 1 - 31, 2005	—	—	3,885,600	—	915,978
Nov. 1 - 30, 2005	199,283	$48.42	4,084,883	210,325	927,020
Dec. 1 - 31, 2005	—	—	4,084,883	—	927,020

(1)	The current repurchase of 1.5 million shares of common stock plus that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to that date.

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The 2005 Annual Meeting of Stockholders was held on November 10, 2005. The six persons name below were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the Company’s Annual Meeting of Stockholders in 2005 and until their successors are duly elected and qualified. There were 20,023,743 shares of the Company’s common stock entitled to vote at the Annual Meeting of Stockholders. The voting regarding each nominee was as follows:

	For	Withheld
David L. Anderson	17,216,223	—
A. Blaine Bowman	17,190,944	—
Lukas Braunschweiler	17,192,078	—
Roderick McGeary	17,211,480	—
Ricardo Pigliucci	17,185,832	—
Michael W. Pope	16,387,453	—
     The other matter, voted upon at the Annual Meeting and the result of the voting with respect to such matter was as follows:
1.	To ratify the selection of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending June 30, 2006.

For	Against	Abstained
17,342,500	322,982	1,135,000

Item 6. EXHIBITS

Exhibit
Number	Description	Reference
3.1	Restated Certificate of Incorporation, filed November 6, 1996	(2)

3.2	Bylaws, as amended on July 29, 2002	(5)

4.1	Shareholder Rights Agreement dated January 21, 1999, between the Registrant and BankBoston N.A.	(3)

10.1	Agreement, effective as of January 1, 1975, between The Dow Chemical Company and International
	Plasma Corporation	(1)

10.2	Agreement, dated March 6, 1975, between International Plasma Corporation and the former Dionex
	Corporation	(1)

10.3	Memorandum agreement, dated March 14, 1975, between The Dow Chemical Company and International
	Plasma	(1)

10.4	Consent to Assignment executed as of March 26, 1980, between the Dow Chemical Company and the
	former Dionex Corporation	(1)

10.5	Amendatory Agreement, effective as of November 1, 1981,between The Dow Chemical Company and
	the Registrant (with certain confidential information deleted)	(1)

10.6	Amendatory Agreement, effective as of July 1, 1982, between The Dow Chemical Company and the
	Registrant (with certain confidential information deleted)	(1)

10.7	Registrant’s Medical Care Reimbursement Plan (Exhibit 10.17)	(1)

10.8	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Registrant (Exhibit
	10.15)	(4)

10.9	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the
	Registrant	(6)

10.10	Registrant’s Employee Stock Participation Plan (Exhibit 10.13)	(7)

10.10	Registrant’s 2004 Equity Incentive Plan (Exhibit 99.1)	(8)

10.11	Registrant’s Form of Stock Option Agreement for non-employee directors (Exhibit 99.2)	(8)

Exhibit
Number	Description	Reference
10.12	Registrant’s Form of Stock Option Agreement for other than non-employee directors (Exhibit 99.3)	(8)

10.14	Second amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the
	Registrant (Exhibit 10.1)	(9)

10.15	Change in Control Severance Benefit Plan	(10)

10.16	Summary of severance bonus arrangement with A. Blaine Bowman	(11)

10.17	Summary of compensation arrangements with Registrant’s executive officers	(12)

21.1	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the indicated exhibit in Amendment No. 1 of the Registrant’s Registration Statement on Form S-1 filed December 7, 1982.

(2)	Incorporated by reference to the corresponding exhibit in the Registrant’s Annual Report on Form 10-Q filed February 13, 1997.

(3)	Incorporated by reference to the corresponding exhibit in the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999.

(4)	Incorporated by reference to the indicated exhibit in the Registrant’s Quarterly Report on Form 10-Q filed February 14, 2001.

(5)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed August 28, 2002.

(6)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed September 24, 2003.

(7)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed September 10, 2004.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 8, 2004.

(9)	Incorporated by reference to the indicated exhibit in the Registrant’s Current Report on Form 8-K filed December 22, 2004.

(10)	Incorporated by reference to the indicated exhibit in the Registrant’s Quarterly Report on Form 10Q filed May 10, 2005.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 31, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 3, 2005.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION (Registrant)
Date: February 9, 2006	By:	/s/ Lukas Braunschweiler
Lukas Braunschweiler
President, Chief Executive Officer and Director

	By:	/s/ Craig A. McCollam
Craig A. McCollam
Vice President and Chief Financial Officer

Exhibit Index
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.