Form 10-Q
period 2006-03-31
DIONEX CORP /DE
filed 2006-05-10
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer           ☐           Accelerated filer           ☑           Non-accelerated filer           ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2006:

CLASS	NUMBER OF SHARES

Common Stock	19,991,771

DIONEX CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$47,888	$42,679
Short-term investments	16,679	11,102
Accounts receivable (net of allowance for doubtful accounts of $910 at March 31, 2006 and $953 at June 30, 2005)	57,645	55,450
Inventories	27,346	26,510
Deferred taxes	7,907	9,978
Prepaid expenses and other	7,532	6,364

Total current assets	164,997	152,083
Property, plant and equipment, net	57,349	53,914
Goodwill	24,648	24,638
Intangible assets, net	4,826	2,917
Other assets	4,583	4,601

	$256,403	$238,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,083	10,031
Accrued liabilities	37,373	34,939
Income taxes payable	3,770	1,593
Accrued product warranty	3,386	3,514

Total current liabilities	54,612	50,077
Deferred taxes	4,215	4,196
Other long-term liabilities	1,195	831
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding:
19,990,671 shares at March 31, 2006 and 20,161,092 shares at June 30, 2005)	147,667	120,359
Retained earnings	43,912	57,451
Accumulated other comprehensive income	4,802	5,239

Total stockholders’ equity	196,381	183,049

	$256,403	$238,153

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net sales	$73,674	$70,801
Cost of sales	25,126	22,941

Gross profit	48,548	47,860

Operating expenses:
Selling, general and administrative	27,739	26,060
Research and product development	5,675	4,801

Total operating expenses	33,414	30,861

Operating income	15,134	16,999
Interest income	495	351
Interest expense	(36)	(4)
Other income (expense), net	(73)	67

Income before taxes	15,520	17,413
Taxes on income	5,155	5,453

Net income	$10,365	$11,960

Basic earnings per share	$0.52	$0.58

Diluted earnings per share	$0.50	$0.56

Shares used in computing per share amounts:
Basic	20,049	20,763

Diluted	20,542	21,543

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
Net sales	$216,115	$208,161
Cost of sales	73,425	69,190

Gross profit	142,690	138,971

Operating expenses:
Selling, general and administrative	82,219	73,895
Research and product development	16,649	15,127

Total operating expenses	98,868	89,022

Operating income	43,822	49,949
Interest income	1,134	890
Interest expense	(122)	(136)
Other income, net	1,465	380

Income before taxes	46,299	51,083
Taxes on income	16,020	16,732

Net income	$30,279	$34,351

Basic earnings per share	$1.51	$1.66

Diluted earnings per share	$1.47	$1.59

Shares used in computing per share amounts:
Basic	20,067	20,755

Diluted	20,595	21,561

     See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$30,279	$34,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,810	4,528
Stock based compensation	4,397	—
Gain on sale of marketable securities	—	(644)
Loss on disposal of fixed assets	399	—
Tax benefit related to stock option plans	—	5,177
Deferred taxes	4,184	(120)
Changes in assets and liabilities:
Accounts receivable	(2,835)	(1,788)
Inventories	(966)	(1,074)
Prepaid expenses and other assets	(1,288)	(1,045)
Accounts payable	67	122
Accrued liabilities	2,976	1,450
Income taxes payable	2,154	(2,500)
Accrued product warranty	(105)	107

Net cash provided by operating activities	44,072	38,564

Cash flows from investing activities:
Earnout provision of LC Packings	—	(3,500)
Proceeds from sale of marketable securities	23,346	39,522
Purchase of marketable securities	(28,800)	(50,475)
Purchase of property, plant and equipment	(8,037)	(5,175)
Purchase of intangible assets	(3,005)	—
Other	—	68

Net cash used for investing activities	(16,496)	(19,560)

Cash flows from financing activities:
Net change in revolving line of credit	—	(942)
Principal payments on debt	—	(423)
Sale of common stock	23,023	17,365
Tax benefit related to stock option plans	5,752	—
Repurchase of common stock	(49,722)	(40,520)

Net cash used for financing activities	(20,947)	(24,520)

Effect of exchange rate changes on cash	(1,420)	1,770

Net increase (decrease) in cash and equivalents	5,209	(3,746)
Cash and equivalents, beginning of period	42,679	46,673

Cash and equivalents, end of period	$47,888	$42,927

Supplemental disclosures of cash flow information:
Income taxes paid	$7,310	$13,470
Interest paid	$41	$93
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
2. New Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board (APB Opinion No. 20 “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement shall be effective for accounting changes and corrections of errors made in fiscal year beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. At the present time, the Company does not believe that adoption of SFAS 154 will have a material effect on its financial position, results of operations or cash flows.
3. Stock-Based Compensation
     On July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) SFAS No. 123R, “Share-Based Payment” which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has elected to use the Modified Prospective Transition method such that SFAS No. 123R applies to new awards and to awards modified, repurchased or canceled after the effective date. The Company has a stock-based employee compensation plan (Option Plan) and an employee stock purchase plan (ESPP). Generally, stock options granted to employees fully vest four years from the grant date and have a term of ten years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, generally, equal to the vesting period.
     Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretation. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net income because the exercise price of its stock options equaled the market price of the underlying stock at the date of grant. Compensation costs for the portion of awards for which the required service period has not been rendered (such as unvested options) that were outstanding as of July 1, 2005 shall be recognized as the remaining required services are rendered. The compensation costs relating to unvested awards is based on the grant date fair value of those awards as calculated under SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123), adjusted for forfeitures as required by SFAS No. 123R.

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Income for the three months and nine months ended March 31, 2006 (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2006	March 31, 2006
Cost of sales	$106	$278
Selling, general and administrative expenses	852	3,024
Research and development expenses	309	1,096
Tax benefit	(428)	(1,167)

	$839	$3,231

SFAS 123R requires the Company to present the effect of the change from applying the original provisions of APB 25 in the period of adoption. Had compensation costs under the Company’s stock-based compensation been recorded under the APB 25, the effect on income from continuing operations, income before income taxes, net income, cash flows from operations, cash flows from financing activities, and basic and diluted earnings per share for the three months and nine months ended March 31, 2006, would have been as follows:
a)	Income from continuing operations would have been $1.3 million and $4.4 million higher for the three and nine months ended March 31, 2006, respectively.

b)	Net income would have been $839,000 and $3.2 million higher for the three and nine months ended March 31, 2006, respectively.

c)	Cash flows from operations would have been $2.2 million and $5.8 million higher for the three and nine months ended March 31, 2006, respectively.

d)	Cash flows from financing activities would have been $2.2 million and $5.8 million lower for the three and nine months ended March 31, 2006, respectively.

e)	Basic and diluted earnings per share would have been $0.04 and $0.05 higher for the three months ended March 31, 2006, respectively.

f)	Basic and diluted earnings per share would have been $0.16 higher for the nine months ended March 31, 2006, respectively.
SFAS No. 123R requires the Company to present proforma information for periods prior to the adoption as if the Company had accounted for all stock-based compensation under the fair value method. Had compensation costs under the Company’s stock-based compensation plans been recorded last year, the effect on the Company’s net income and earnings per share would have been as follows (in thousands, except per share amounts):
For proforma disclosures, the estimated fair value of the options at the date of grant is amortized to expense over the service period, which generally equals the vesting period.

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2005	2005
Net income, as reported	$11,960	$34,351
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of taxes	1,988	6,612
Tax benefit (reduction)	(723)	(2,272)

Pro forma net income	$10,695	$30,011

Earnings per share:
Basic — as reported	$0.58	$1.66

Basic — pro forma	$0.52	$1.45

Diluted — as reported	$0.56	$1.59

Diluted — pro forma	$0.50	$1.39

The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model using a single option approach for options granted after June 30, 2005, with the following weighted-average assumptions:

	Nine Months
	Ended March 31,
	2006	2005
Volatility for options	40%	47%
Volatility for employee stock purchase plan	30%	28%
Risk-free interest rate for options	4 – 4.5%	3.56%
Risk-free interest rate for employee stock purchase plan	3.6 – 4.4%	1.74 – 2.71%
Expected life of options	4.75 years	5.6 years
Expected life of employee stock purchase plan	6 months	6 months
Expected dividend	$0.00	$0.00
Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of the grant. The model incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical dates. The expected life of the grants issued during the first nine months of fiscal 2006 is derived from historical and other factors.
Determining Fair Value
Valuation and amortization method – We estimate the fair value of stock options granted using the Black-Scholes-Merton option –pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
Expected Term – The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.
Expected Volatility – Our computation of expected volatility for the nine months ended March 31, 2006 is based on a combination of historical and market-based implied volatility.
Risk-Free Interest Rate – The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
Expected Dividend – The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

     Stock option activity under the Company plans as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
	Options	Per Share	Term (years)	(in 000’s)

Outstanding July 1, 2005	2,261,542	$32.65
Granted	314,650	48.05
Exercised	(238,265)	25.29
Forfeited or expired	(6,338)	41.11

Outstanding at October 1, 2005	2,331,589	35.45	6.80	43,834

Granted	37,000	49.74
Exercised	(210,325)	27.33
Forfeited or expired	(14,878)	45.64

Outstanding at January 1, 2006	2,143,386	36.43	6.75	27,114

Granted	5,000	48.19
Exercised	(318,867)	30.09
Forfeited or expired	(23,136)	43.03

Outstanding March 31, 2006	1,806,383	37.49	6.86	43,335

Exercisable at September 30, 2005	1,404,823	30.54	5.69	33,308

Exercisable at December 31, 2005	1,309,368	31.36	5.62	23,202

Exercisable at January 31, 2006	1,054,969	32.17	5.76	30,921

     The aggregate intrinsic values in the table above represents the total pretax intrinsic values based on the Company’s closing stock price of $61.48, $49.08, and $54.25 at March 31, 2006, December 31, 2005, and September 30, 2005, respectively. Which would have been received by the option holders had all option holders exercised their options as of that date.
     The total intrinsic value of options exercised were $6.9 million and $10.0 million during the three months ended March 31, 2006, December 31, 2005 and September 30, 2005, respectively.
     As of March 31, 2006, there was $15.1 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 1.75 years. The total fair value of shares vested during the nine months ended March 31, 2006 was $6.1 million.

4. Inventories
     Inventories consist of (in thousands):

	March 31,	June 30,
	2006	2005
Finished goods	$14,520	$14,032
Work in process	1,826	2,257
Raw materials	11,000	10,221

	$27,346	$26,510

5. Short-term Investments
     The Company holds highly liquid debts instruments with maturities of more than one year. These securities are currently classified as “available-for-sale” securities and recorded at their fair value. The difference between the fair value and the amortized cost of the securities was recorded in other comprehensive income, net of deferred taxes. At March 31, 2006, the fair value of the securities was $643,000 with $429,000 reported in short-term investments and $214,000 reported in other assets.
     The aggregate market value, cost basis, and gross unrealized gains and losses of short-term investments by major security type are as follows (in thousands):

					Fair
					Value of
			Gross	Gross	Investments
	Market	Cost	Unrealized	Unrealized	with Unrealized
	Value	Basis	Gains	Losses	Losses
	(In thousands)
March 31, 2006
Available for Sale:
Corporate Bonds and Notes(1)	$429	$458	—	$(29)	$429
Held to Maturity:
Auction Rate Securities	16,250	16,250	—	—	—

	$16,679	$16,708	$—	$(29)	$429

June 30, 2005
Available for sale:
Corporate Bonds and notes	$977	$1,013	$—	$(36)	$977
Held to Maturity:
Auction Rate Securities	10,125	10,125	—	—	—

	$11,102	$11,138	$—	$(36)	$977

(1)	These short-term investments have been in a loss position for greater than 12 months.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income, as reported	$10,365	$11,960	$30,279	$34,351
Foreign currency translation adjustments	1,518	(4,147)	(446)	4,731
Unrealized gain/(loss) on securities available for sale, net	(6)	(32)	9	(249)

Comprehensive income	$11,877	$7,781	$29,842	$38,833

7. Common Stock Repurchases
     During the three months ended March 31, 2006, the Company repurchased 394,672 shares of its common stock on the open market for approximately $21.3 million (at an average repurchase price of $53.98 per share), compared with 246,300 shares repurchased for approximately $14.3 million (at an average repurchase price of $58.19 per share) in the same period in the prior fiscal year.
     During the nine months ended March 31, 2006, the Company repurchased 979,855 shares of its common stock on the open market for approximately $49.7 million (at an average repurchase price of $50.74 per share) compared with 767,500 shares repurchased for approximately $40.5 million (at an average repurchase price of $52.80 per share) in the same period in the prior year.
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
     The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Numerator:
Net income	$10,365	$11,960	$30,279	$34,351
Denominator:
Weighted average shares used to compute net income per common share — basic	20,049	20,763	20,067	20,755
Effect of dilutive stock options	493	780	528	806

Weighted average shares used to compute net income per common share — diluted	20,542	21,543	20,595	21,561

Basic earnings per share	$0.52	$0.58	$1.51	$1.66

Diluted earnings per share	$0.50	$0.56	$1.47	$1.59

     Antidilutive common equivalent shares related to stock options are excluded from the calculation of diluted shares. At March 31, 2006 approximately 634,920 were excluded from the computation because they were anti-dilutive, however at, March 31, 2005 all stock options were included in the diluted earnings per share calculation.
9. Goodwill and Other Intangible Assets
     Information regarding the Company’s goodwill and other intangible assets reflects current foreign exchange rates.
     Change in the carrying amount of goodwill for the nine months ended March 31, 2006 is as follows (in thousands):

Total
Balance as of July 1, 2005	$24,638
Translation adjustments	10

Balance as of March 31, 2006	$24,648

     The Company performed an annual impairment test of goodwill in April 2005 and determined that goodwill was not impaired.

     Information regarding the Company’s other intangible assets follows (in thousands):

	As of March 31, 2006			As of June 30, 2005
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and Trademarks	$3,384	$(670)	$2,714	$379	$(379)	$—
Developed technology	9,725	(8,623)	1,102	9,718	(7,889)	1,829
Other	1,373	(363)	1,010	1,325	(237)	1,088

Total	14,482	$(9,656)	$4,826	$11,422	$(8,505)	$2,917

     The Company amortizes patents and trademarks over a period of seven years and the remaining weighted average amortization period for this category is approximately six years.
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
     The Company amortizes developed technology over a period of three to seven years and the remaining weighted average amortization period for this category is approximated one year. The Company amortizes other intangibles over a period of 5-10 years and the remaining weighted average amortization period for this category is approximately 7 years.
     Amortization expense related to intangible assets was $288,000 and $1.1 million, respectively, for the three and nine months ended March 31, 2006 as compared to $354,000 and $1.2 million, respectively, for the three and nine months ended March 31, 2005. The estimated amortization for each of the five fiscal years subsequent to June 30, 2005 is as follows:

Remaining
Year Ending	Amortization
June 30,	Expense
2006	$342
2007	1,245
2008	739
2009	531
2010	531
Thereafter	1,438

Total	$4,826

10. Warranty
     Product warranties are recorded at the time revenue is recognized for certain product shipments. Warranty expense is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from the Company’s estimates, revisions to the warranty liability would be required.
     Details of the change in accrued product warranty for the nine months ended March 31, 2006 and 2005 are as follows (in thousands):

	Balance	Provision		Actual	Balance
	Beginning	for		Warranty	End of
	of Period	Warranties(2)	Other(1)	Costs Incurred(3)	Period
Accrued Product Warranty Nine Months Ended:
March 31, 2006	$3,514	$2,555	$(22)	$(2,661)	$3,386

March, 31, 2005	$3,584	$1,705	$134	$(1,603)	$3,820

(1)	Provision for warranties related to products sold during the period

(2)	Effects of exchange rate changes

(3)	Costs of warranty claims processed during the period
11. Commitments
     One of the Company’s foreign subsidiaries discounts trade notes receivable with banks. The uncollected balances of notes receivable due to the discounting banks at March 31, 2006 and June 30, 2005 were $2.1 million and $2.7 million, respectively. The Company is contingently liable for these unpaid balances to the extent the amounts are not paid to the bank by the end customer. The Company has determined that the carrying amount of its contingent liability under this guarantee was insignificant at March 31, 2006 and June 30, 2005 based on its past experience of discounting trade notes receivable.
     Revenue generated from international operations is generally denominated in foreign currencies. The Company enters into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market values gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. The Company had forward exchange contracts to sell foreign currencies totaling $16.4 million and $19.1 million at March 31, 2006 and 2005, respectively.
     The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable however, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. To date, no material claims for such indemnifications are outstanding as of March 31, 2006. The Company has not recorded any liabilities for these indemnification agreements at March 31, 2006 and June 30, 2005.

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
The Company
     Dionex Corporation (the “Company”) is a leading manufacturer and marketer of chromatography systems for chemical analysis. The Company’s systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical, petrochemical, power generation, food and electronic industries in a variety of applications. The Company sells into six markets which are Life Sciences Chemicals, Food Beverage, Electronics, Power and Environmental. In the nine months ended March 31, 2006, approximately 70% of the sales were from IC/ASE products and 30% were from HPLC/Nano products. The Company is recognized as an innovation leader in the global LC market.
Results of Operations – Three Months Ended March 31, 2006 and 2005
     Net sales for the third quarter of fiscal 2006 were $73.7 million, compared with $70.8 million reported for the same period in the prior year. The Company is subject to the effects of foreign currency fluctuations that have an impact on net sales and gross profit and operating expense. Overall, currency fluctuations reduced reported net sales by approximately 6% for the three months ended March 31, 2006 compared to an increase of 2% for the same period in the prior year.
     Percentage change in net sales over the prior year as indicated in the table below:

Three Months
Ended
March 31, 2006
Percentage change in net sales
Total:	4%
By geographic region:
North America	3%
Europe	6%
Asia/Pacific	3%
Percentage of change in net sales excluding currency fluctuations

Three Months
Ended
March 31, 2006
Percentage change in net sales excluding currency fluctuations
Total:	10%
By geographic region:
North America	2%
Europe	17%
Asia/Pacific	10%

     Net sales in North America increased primarily due to stronger demand from Environmental and Pharmaceutical customers. Net sales in Europe increased primarily due to good sales growth in all countries and in the Company’s Environmental and Life Science markets. Net sales in the Asia/Pacific region continued to increase primarily due to strong growth in Australia, Indian and Korea partially offset by lower net sales in Japan.
     Gross margin for the third quarter ended March 31, 2006 was 65.9% compared to 67.6% in the third quarter last year. Gross margin was lower in fiscal 2006 partially due to currency fluctuations and to a lesser extent by stock-based compensation and changes in product mix. Stock–based compensation expense in cost of sales were $106,000 during the third quarter of fiscal year 2006. There was no stock-based compensation expense included in cost of sales during the same period in the previous fiscal year.
     Operating expenses of $33.4 million for the third quarter of fiscal 2006 increased $2.6 million, or 8%, from the $30.9 million reported in the same quarter last year. As a percentage of net sales described above, operating expenses increased to 45% for the three months ended March 31, 2006 compared to 44% for the same quarter last year. Currency fluctuations decreased operating expenses by 6% for the quarter as compared to the same quarter last year. Stock-based compensation expense included in operating expenses was $1.2 million during the third quarter of fiscal 2006. There was no stock-based compensation expense included in operating expenses during the same period in the previous fiscal year.
     Selling, general and administrative (SG&A) expenses increased $1.7 million or 6%, to $27.7 million in the three months ended March 31, 2006 compared to $26.1 million for the same quarter last year. As a percentage of net sales, SG&A expenses increased to 38% for the third quarter of fiscal 2006 compared to 37% for the same quarter last year. The increase in SG&A expenses was due primarily to stock based compensation charges of approximately $852,000, expenses of approximately $822,000 due to the Company’s expansion in the Asia/Pacific region, higher marketing costs of $600,000 and higher salaries partially offset by currency fluctuations. There was no stock-based compensation expense included in SG&A expenses during the same period in the previous fiscal year.
     Research and product development (R&D) expenses of $5.7 million for the three months ended March 31, 2006 increased $874,000 or 18%, from the $4.8 million reported in the same period last year. The increase in the three months ended March 31, 2006 is primarily due to stock based compensation charges of $309,000, R&D expenses of $272,000 related to chemistry developments and amortization of licenses from technology acquisition and higher salaries. There was no stock-based compensation expense included in R&D expense during the same period in the previous fiscal year.
     Other expense was $73,000 in the three months ended March 31, 2006 compared to income of $67,000 for the same period in the prior year. The expense and income resulted primarily from foreign currency transactions.
     The effective tax rate for the three months ended March 31, 2006 was 33.2%, compared to 31.3% reflected in the same period last year. The increase in the Company’s tax rate was due to SFAS No. 123R related expenses that are not deductible for tax purposes and due to the expiration of research tax credits for federal income tax purposes. If, as expected, legislation extending the research tax credits is passed by congress and signed into law, the Company will recognize the benefits in its tax rate. The Company anticipates its tax rate will be in the range of 34.0-35.0% for the rest of fiscal year 2006 including the effects of stock-based compensation.
     Net income in the three months ended March 31, 2006 decreased 13% to $10.4 million compared with $12.0 million reported for the same period last year. Diluted earnings per share for the three months ended March 31, 2006 was $0.50 a decrease of 11% over the $0.56, reported for the same period last year. The decrease in earnings per share was mainly due to the effect of SFAS No. 123R, which added expenses of $839,000, net of taxes and the negative effect of currency fluctuations.

Results of Operations – Nine Months Ended March 31, 2006 and 2005
     Net sales for the nine months ended March 31, 2006 were $216.1 million, an increase of 4% over the $208.2 million reported for the same period last year. The Company is subject to the effects of foreign currency fluctuations that have an impact on net sales and gross profit and operating expense. Overall, currency fluctuations decreased net sales by approximately 3% for the first nine months of fiscal 2006 and by approximately 4% for the same period last year.
     Net sales for the first nine months of fiscal 2006 increased over the same period last year as indicated in the table below:

Nine Months Ended
March 31, 2006
Percentage change in net sales
Total:	4%
By geographic region:
North America	2%
Europe	3%
Asia/Pacific	7%

Nine Months Ended
March 31, 2006
Percentage change in net sales excluding current fluctuations
Total:	7%
By geographic region:
North America	2%
Europe	9%
Asia/Pacific	10%
     Net sales in North America increased primarily due to higher sales to the Company’s Life Sciences customers. Net sales in Europe increased primarily due to strong growth throughout the region. Net sales in the Asia/Pacific region increased primarily due to strong growth in Australia, China, India and Korea offset by lower sales in Japan.
     Gross margin for the first nine months of fiscal 2006 was 66.0%, compared to 66.8% reported for the same period last year. Gross margin was lower due to the impact of currency fluctuations and stock-based compensation. Stock-based compensation expense included in cost of sales was $278,000 during the nine months ended March 31, 2006. There was no stock-based compensation expense included in cost of sales during the same period in the previous fiscal year.
     Operating expenses of $98.9 million for the first nine months of fiscal 2006 increased $9.8 million, or 11%, from the $89.0 million reported for the same period last year. As a percentage of sales, operating expenses in the first nine of fiscal year 2006 were 46%, compared with 43% in the same period last year. Stock-based compensation expense included in operating expenses was $4.1 million during the nine months ended March 31, 2006. There was no stock-based compensation expense included in operating expenses during the same period in the previous fiscal year.
     SG&A expenses were $82.2 million for the first nine months of fiscal 2006, an increase of 11% compared with the $73.9 million reported in the same period last year. The increase in SG&A expenses was due primarily to stock-based compensation charges of $3.0 million following the adoption of SFAS No. 123R, higher selling and marketing costs of $636,000 and higher international selling and marketing costs of $2.7 million related to the Company’s operations in the Asia/Pacific region. There was no stock-based compensation expense included in SG&A expenses during the same period in the previous fiscal year.
     R&D costs for the first nine months of fiscal 2006 were $16.6 million, an increase of 10% compared with the $15.1million reported in the same period last year. The increase in R&D expenses was due primarily to stock-based compensation charges of $1.1 million and higher expenses resulting from new product development and amortization of licenses from the technology acquisition. The level of R&D spending varies depending on both the breadth of the Company’s R&D efforts and the stage of specific product development. There was no stock-based compensation expense included in R&D expenses during the same period in the previous fiscal year.

     Other income was $1.5 million for the first nine months of fiscal 2006 primarily due to a gain on a settlement of a patent litigation of $1.8 million partially offset by losses on foreign exchange. Other income was $380,000 for the first nine months of fiscal 2005, resulting from gain on the sale of marketable equity securities partially offset by losses on the Company’s currency hedging activities.
     The effective tax rate for the first nine months of fiscal 2006 was 34.6%, up from 32.8% for the same period last year. The increase in the Company’s tax rate was due to SFAS No. 123R related expenses that are not deductible for tax purposes and due to the expiration of research tax credits for federal income tax purposes. When the legislation extending the research tax credits is passed by Congress and signed into law, the Company expects to recognize the benefits in its tax rate. The Company anticipates its tax rate is subject to fluctuation due to changes in tax regulations in the jurisdictions in which the Company does business.
     Net income for the first nine months of fiscal 2006 was $30.3 million, a decrease of 12% compared with $34.4 million reported for the same period last year. Diluted earnings per share for the first nine months of fiscal 2006 were $1.47, a decrease of 8% over the $1.59 reported for the same period last year.
Liquidity and Capital Resources
     At March 31, 2006, the Company had cash and cash equivalents and short-term investments of $64.6 million. The Company’s working capital was $110.4 million, an increase of $8.4 million from the $102 million reported at June 30, 2005. Cash generated by operating activities for the nine months ended March 31, 2006 was $43.7 million compared with $38.6 million for the same period last year. The increase in operating cash flow was primarily due to increases in deferred taxes, accrued liability and income taxes payable and partially offset by an increase in accounts receivable due to higher sales.
     Cash used for investing activities was $16.1 million and $19.6 million in the nine months ended March 31, 2006 and 2005, respectively. Capital expenditures for the nine months of fiscal 2006 were $8.0 million which included, $4.1 million related to the expansion of the Company’s HPLC manufacturing and development facility in Germany and $3.7 million to implement several information technology and business-related strategic initiatives. The Company spent $3.0 million for the acquisition of the polymer based monolithic technology from Teledyne-Isco, a subsidiary of Teledyne Technologies, Inc.
     Cash used for financing activities was $20.9 million and $24.5 million in the first nine months of fiscal 2006 and 2005, respectively. The decrease is primarily attributable to the repurchase of 979,855 shares of the Company’s common stock for $49.7 million in fiscal 2006 (at an average repurchase price of $50.74 per share) compared with 767,500 shares for $40.6 million in fiscal 2005 (at an average repurchase price of $52.86 per share), partially offset by $3.5 million tax benefit related to stock option plans. The Company is still authorized to repurchase 872,039 shares of its common stock.
     At March 31, 2006, the Company had not utilized any of its $32.3 million in committed bank lines of credit. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its bank lines of credit will be adequate to meet its cash requirements for fiscal 2006 and the foreseeable future, and at least the next twelve months.
     The following table summarizes the Company’s contractual obligations at June 30, 2005, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less
		Than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating Lease Obligations	$17,895	$4,193	$6,299	$3,996	$3,407

     There have been no material changes to the Company’s contractual obligations outside ordinary business activities since June 30, 2005, except those changes described above related to earn-out payments and outstanding borrowings.

New Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board (APB Opinion No. 20 “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”), and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement shall be effective for accounting changes and corrections of errors made in fiscal year beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement is issued. At the present time, the Company does not believe that adoption of SFAS 154 will have a material effect on its financial position, results of operations or cash flows.
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
Foreign Currency Exchange Revenues generated from international operations are generally denominated in foreign currencies. The Company enters into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At March 31, 2006, the Company had forward exchange contracts to sell foreign currencies totaling $16.4 million, including approximately $8.5 million in Euros, $6.8 million in Japanese yen and $1.1 million in Canadian dollars. The foreign exchange contracts at the end of each fiscal quarter mature within the following quarter. Additionally, contract values and fair market values are the same. A sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to hedging contracts and underlying balances being hedged at March 31, 2006 indicated that these market movements would not have a material effect on the Company’s business, operating results or financial condition.
     Foreign currency rate fluctuations can impact the U.S. dollar translation of the Company’s foreign operations in its consolidated financial statements. Currency fluctuations decreased reported sales by 6% for the quarter and decreased reported sales by 3% for the nine months ended March 31, 2006 compared to increases in reported net sales of 2% for the quarter and 4% for the nine ended March 31, 2005.
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
ITEM 4. CONTROLS AND PROCEDURES
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act). Based on that evaluation, due to the material weakness in the Company’s internal control over financial reporting existing as of June 30, 2005, the Company’s fiscal year end, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2006 were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
     There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2006 covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     The Company derived approximately 70% of its net sales from outside North America in the nine months ended March 31, 2006 and expects to continue to derive the majority of net sales from outside North America for the foreseeable future. Most of the Company’s sales outside North America are denominated in the local currency of its customers. As a result, the U.S. dollar value of the Company’s net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on the Company’s results of operations. Tariffs and other trade barriers, difficulties in staffing and managing foreign operations, changes in political environments, interruptions in overseas shipments and changes in tax laws may also impact international sales negatively.
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
     The following table indicates common shares repurchased and additional shares added to the repurchase program during the three months ended March 31, 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total		Maximum
			Shares		Number of
			Purchased	Additional	Shares that
	Total		as Part of	Shares	May Yet Be
	Number	Avg.	Publicly	Authorized	Purchased
	of Shares	Price Paid	Announced	for	Under the
Period	Purchased	per Share	Program(1)	Purchase (1)	Program (1)
January 1 — 31, 2006	—	—	4,084,833	13,402	940,422
February 1 – 28, 2006	257,325	$53.62	4,342,208	295,654	978,751
March 1 – 31, 2006	137,347	$54.66	4,479,555	30,635	872,039

(1)	The current repurchase of 1.5 million shares of common stock plus that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to that date.

Item 6. EXHIBITS

Exhibit
Number	Description	Reference
3.1	Restated Certificate of Incorporation, filed November 6, 1996	(2)

3.2	Bylaws, as amended on July 29, 2002	(5)

4.1	Shareholder Rights Agreement dated January 21, 1999, between the Registrant and BankBoston N.A.	(3)

10.1	Agreement, effective as of January 1, 1975, between The Dow Chemical Company and International Plasma Corporation	(1)

10.2	Agreement, dated March 6, 1975, between International Plasma Corporation and the former Dionex Corporation	(1)

10.3	Memorandum agreement, dated March 14, 1975, between The Dow Chemical Company and International Plasma	(1)

10.4	Consent to Assignment executed as of March 26, 1980, between the Dow Chemical Company and the former Dionex Corporation	(1)

10.5	Amendatory Agreement, effective as of November 1, 1981,between The Dow Chemical Company and the Registrant (with certain confidential information deleted)	(1)

10.6	Amendatory Agreement, effective as of July 1, 1982, between The Dow Chemical Company and the Registrant (with certain confidential information deleted)	(1)

10.7	Registrant’s Medical Care Reimbursement Plan (Exhibit 10.17)	(1)

10.8	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Registrant (Exhibit 10.15)	(4)

10.9	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Registrant	(6)

10.10	Registrant’s Employee Stock Participation Plan (Exhibit 10.13)	(7)

10.10	Registrant’s 2004 Equity Incentive Plan (Exhibit 99.1)	(8)

10.11	Registrant’s Form of Stock Option Agreement for non-employee directors (Exhibit 99.2)	(8)

10.12	Registrant’s Form of Stock Option Agreement for other than non-employee directors (Exhibit 99.3)	(8)

10.14	Second amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Registrant (Exhibit 10.1)	(9)

10.15	Change in Control Severance Benefit Plan	(10)

10.16	Summary of severance bonus arrangement with A. Blaine Bowman	(11)

10.17	Summary of compensation arrangements with Registrant’s executive officers	(12)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the indicated exhibit in Amendment No. 1 of the Registrant’s Registration Statement on Form S-1 filed December 7, 1982.

(2)	Incorporated by reference to the corresponding exhibit in the Registrant’s Annual Report on Form 10-Q filed February 13, 1997.

(3)	Incorporated by reference to the corresponding exhibit in the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999.

(4)	Incorporated by reference to the indicated exhibit in the Registrant’s Quarterly Report on Form 10-Q filed February 14, 2001.

(5)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed August 28, 2002.

(6)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed September 24, 2003.

(7)	Incorporated by reference to the indicated exhibit in the Registrant’s Annual Report on Form 10-K filed September 10, 2004.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 8, 2004.

(9)	Incorporated by reference to the indicated exhibit in the Registrant’s Current Report on Form 8-K filed December 22, 2004.

(10)	Incorporated by reference to the indicated exhibit in the Registrant’s Quarterly Report on Form 10Q filed May 10, 2005.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 31, 2006

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 3, 2005.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION
(Registrant)

Date: May 10, 2006	By:	/s/ Lukas Braunschweiler
Lukas Braunschweiler
President, Chief Executive Officer And Director

	By:	/s/ Craig A. McCollam
Craig A. McCollam
Vice President, and Chief Financial Officer

Exhibit Index
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.