Form 10-Q/A
period 2006-03-31
DIONEX CORP /DE
filed 2006-06-06
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

PART II. OTHER INFORMATION
Item 6. EXHIBITS
SIGNATURES
Exhibit Index
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Company’s Quarterly Report on Form 10-Q for the third quarter ended March 31, 2006, originally filed on May 10, 2006 (the “Original Filing”). The Company is filing this Amendment solely in order to re-file Exhibit 31.1, Certification of Chief Executive Officer, and Exhibit 31.2, Certification of Chief Financial Officer (the “Certifications”), both of which include certifications in paragraph 4(b) related to internal control over financial reporting that were inadvertently omitted from the Certifications included in the Original Filing. Except for the additional paragraphs and the signatures as of today’s filing date, the Certifications have not changed in any respect from the Certifications included in the Original Filing. This Form 10-Q/A does not modify or update any other exhibits or disclosures presented in the Original Filing.
PART II. OTHER INFORMATION
Item 6. EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDED REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION
(Registrant)

Date: June 6, 2006	By:	/s/ Lukas Braunschweiler

Lukas Braunschweiler
President, Chief Executive Officer and Director

	By:	/s/ Craig A. McCollam

Craig A. McCollam
Vice President, and Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.