Form 10-K
period 2006-06-30
DIONEX CORP /DE
filed 2006-09-13
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11250

DIONEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2647429
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1228 Titan Way, Sunnyvale, California	94085 (Zip Code)
(Address of principal executive offices)

Company’s telephone number, including area code (408) 737-0700

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.001 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check market whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated Filer ☐	Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Company’s Common Stock held by non-affiliates on December 31, 2005 (based upon the closing price of such stock as of such date) was $980,954,892.

As of September 11, 2006, 19,259,757 shares of the Company’s Common Stock were outstanding.

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 27th, 2006 are incorporated by reference in Part III of this Annual Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth or incorporated by reference in this Form 10-K, as well as in the Dionex Annual Report to Stockholders for the year ended June 30, 2006, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Acts”), and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such risks and uncertainties include: general economic conditions, foreign currency fluctuations, fluctuation in worldwide demand for analytical instrumentation, fluctuations in quarterly operating results, competition from other products, existing product obsolescence, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as set forth under “Item 1A. “Risk Factors” and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. Dionex undertakes no obligation to update these forward-looking statements.

PART I

Item 1.	BUSINESS

OVERVIEW

Dionex (the Company) designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. The Company’s products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications.

The Company evaluated those business activities that are regularly reviewed by the Company’s senior management and has determined that it has two operating segments that are aggregated into one reportable segment.

PRODUCTS AND SERVICES

The Company designs, manufactures, markets and services a range of liquid chromatography systems, sample preparation devices and related products that are used by chemists to separate and quantify the individual components of complex chemical mixtures in many major industrial, research and laboratory markets.

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

Ion Chromatography — Ion chromatography is a form of chromatography that separates ionic (charged) molecules, usually found in water-based solutions, and typically detects them based on their electrical conductivity. The sale of Dionex IC systems and related columns, suppressors, detectors, automation and other products accounted for over 60% of the Company’s net sales in fiscal 2006, 2005 and 2004, respectively.

Dionex IC products are used in a wide range of analytical applications, including environmental monitoring, quality control of pharmaceuticals, corrosion monitoring, and evaluation of raw materials, quality control of industrial processes and products, research and development, and regulation of the chemical composition of food, beverage and cosmetic products. Major customers include environmental testing laboratories, life science and food companies, chemical and petrochemical firms, power generation facilities, electronics manufacturers, government agencies and academic institutions.

In fiscal 2003, the Company introduced the industry’s first Reagent Free IC (RFIC) systems by combining eluent generation and advanced eluent suppression technologies, eliminating the need for manual preparation of eluents and reagents. RFIC systems simplify ion chromatography while increasing its sensitivity and reproducibility. RFIC systems also eliminate the errors associated with manual reagent preparation. In fiscal 2005, the Company further expanded its RFIC capabilities by offering duel RFIC capabilities. In fiscal 2006, the Company expanded this powerful technology further by introducing RFIC for carbonate/bi-carbonate eluents.

The Company offers a broad range of systems for IC:

In fiscal 2005, the Company introduced the ICS-3000 RFIC System. This modular system provides a wide range of capabilities to the Company’s customers and expands its RFIC systems to a broader range of eluents (liquids to carry a sample through a liquid chromatography system). This product replaced the Company’s ICS-2500 RFIC system.

ICS-3000 RFIC System — The premier product in the Dionex IC family, the modular ICS-3000 RFIC system is expandable from a single to a dual system in one footprint. The ICS-3000 features the latest advancements in an RFIC system including dual eluent generation capabilities, continuously regenerated trap column capabilities, and the SRS Self-Regenerating Suppressor technology. The ICS-3000 comes as single or dual configurations with flow rates ranging from microbore to semi preparative. Flexible analytical capability is offered by interfacing with several detectors including conductivity, electrochemical, UV-Vis, photodiode array, and mass spectrometry. For sample introduction, the system is available with the full-featured autosampler (AS) capable of sample preparation functions, pre-concentration and matrix elimination for removal of interfering analytes and enhancing detection abilities. One autosampler (AS) can be shared between two systems, keeping costs to a minimum. The ICS-3000 RFIC system has the capabilities to allow customers to run parallel or 2D chromatography analyses. Chromeleon chromatography data management software, available with the ICS-3000, provides powerful data processing, control features, audit trail, intuitive database management, and full client-server capabilities using an easy to navigate graphical user interface. Together, the hardware and software offer “system wellness”, a feature that automatically schedules calibration, validation, and routine maintenance on each module. Built-in diagnostics can be prompted from the software to help troubleshoot and track useful parameters such as absorbance detector lamp life and column usage. For customers that do not require the full capabilities of the Company’s Chromeleon software, the Company offers Chromeleon Xpress for stand-alone control of the ICS-3000. This product replaced the Company’s ICS-2500 RFIC system.

In fiscal 2000, the Company introduced the ICS-2000 RFIC System, the industry’s first totally integrated and preconfigured RFIC system designed to perform with all types of electrolytically generated eluents for isocratic and gradient IC separations using suppressed conductivity detection. The system is controlled from an LCD touch pad front panel or using Chromeleon software. RFIC systems benefits include ease-of use, consistency and superior performance as compared to systems with manually prepared eluents.

In fiscal 2003, the Company introduced the ICS-1500 System, a fully integrated and preconfigured system designed to perform IC separations using conductivity detection. The system is available with a dual-piston pump, thermally controlled conductivity cell, column heater, and optional in-line vacuum degassing.

The system is controlled from an LCD touch pad front panel or using Chromeleon software. Using AutoSuppression, the ICS-1500 is a rugged, easy-to-use instrument with high analytical sensitivity.

In fiscal 2003, the Company introduced the ICS-1000, an integrated and preconfigured system that performs IC separations using conductivity detection. The system features a dual-piston pump, LED status front panel and is controlled by the Company’s Chromeleon software (see “Automation Products — Chromeleon Software” for a description of this software’s capabilities). Options include column heating and in-line vacuum degassing. The ICS-1000 provides built-in control for electrolytic suppression technology to provide high performance and ease of use.

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

High Performance Liquid Chromatography — HPLC is a form of chromatography that separates a wide range of molecules, such as proteins, carbohydrates, amino acids, and pharmaceuticals, and quantifies the components by measuring the amount of light that the molecules absorb or emit when exposed to a light source. The Company’s HPLC customers include life science companies active in biological research, biotechnology, pharmaceutical drug discovery and development, and other industrial companies. The sales of Dionex HPLC products accounted for approximately 30% of the Company’s net sales in each of fiscal 2006, 2005 and 2004.

The Company offers the following products for HPLC:

UltiMate 3000 HPLC system — Introduced in fiscal 2006, the UltiMate 3000 for analytical, micro and semi-prepetive flowrates. The UltiMate 3000 consists of single or dual-high precision pumps providing accurate, highly reproducible isocratic or gradient separations from 2.5ml/min to 100ml/min depending on the configuration. The UltiMate 3000 systems allow advanced chromatography techniques such as tandem, two-dimensional, one-line SPE and parallel applications. Chromeleon Chromatography data management software, available with the UltiMate 3000 offers full system control, multi-instrument control and other powerful features. The UltiMate 3000 HPLC systems replaced the Summit HPLC system. The UltiMate 3000 HPLC systems are marketed and sold worldwide.

Auto-Purification System (APS) — The Company introduced in fiscal 2004 the APS-2000 System Series for the purification of synthesized biological and natural compounds. The APS-2000 brings the power of Ultimate HPLC system and Chromeleon software to purification. The APS-2000 is designed to increase throughput in the purification of compounds. The APS-2000 is marketed and sold worldwide.

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

The Company offers the following products for capillary-/nano-HPLC:

UltiMate 3000 Capillary-/Nano-LC System — Introduced in fiscal 2005, the UltiMate 3000 system is a dedicated microseparation system. The UltiMate 3000 consists of single or dual high-precision pumps coupled with patented flow control capabilities and a proprietary method of flow splitting to provide accurate, reproducible isocratic and gradient separations from 50nl/min to 2.5ml/min, depending on the configuration. The UltiMate also has a specially developed UV detector. This detector coupled with the Company’s proprietary capillary flow cells allows the most sensitive UV detection in microcolumn separations. Accessories for the UltiMate system include the WPS-3000 Wellplate autosampler and the FLM-3100 Flow Control module for flow control in a thermostated column compartment that also allows column switching. The Ultimate 3000 replaced the UltiMate Plus and the Summit HPLC system and is marketed and sold worldwide.

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

In fiscal 2005, the Company added the SE 400 and SE 500 Solvent Evaporation Systems to the Company’s sample preparation offerings. The systems are designed to rapidly evaporate organic solvents or water from ASE collection vials or bottles.

Detectors — Detectors are used to measure the quantity of various sample components after they have been separated in a chromatography column. The Company currently offers several detector products based on conductivity, electrochemistry, absorbance (including the PDA-3000 photodiode array detector), fluorescence and refractive index absorbance. This range of detectors is designed to meet customer requirements for analysis of organics, inorganics, metals, amino acids, biological compounds and pharmaceuticals.

Mass Spectrometry — Mass spectrometry (MS) is used to identify the molecular weight of compounds within a sample substance and renders structural molecular information. The Company, through an agreement with Thermo Electron Corporation, offers the MSQ Plus mass spectrometer (MSQ Plus) together with the Ultimate 3000 Analytical HPLC and ICS-3000 systems. The Company sells LC/MS and IC/MS systems using the MSQ Plus to existing and new customers worldwide, particularly in the pharmaceutical market, but also for environmental testing, drug, beverage and food quality control and many other applications. The MSQ Plus mass spectrometer is a compact, benchtop, single quadrupole mass detector. The standard system is supplied with both Electrospray (ESI) and Atmospheric Pressure Chemical Ionization (APCI) for maximum analytical flexibility. The agreement with Thermo Electron enables the Company to reach chemists desiring MS capabilities who previously were not among the Company’s potential customers.

In addition, in fiscal 2006 the Company introduced the Dionex Chromatography Mass Spectrometry Link (DCMSLink) software. This software package provides an interface for controlling a wide range of Dionex chromatography instruments from third-party mass spectrometry software (MS software) such as Analyst from Applied Biosystems/MDS Sciex, Xcalibur from Thermo Electron Corporation, and HyStar from Bruker Daltonics. When using DCMSLink, all instruments are controlled and all data is stored, reviewed, quantitated and reported by the MS software. DCMSLink enables Dionex to expand to additional potential markets for the Company chromatography systems to customers who desire the quality and features of Dionex chromatography with higher-end mass spectrometers.

Automation Products — As part of its efforts to make chemical analyses simpler, faster and more reliable, the Company offers a family of products that automate sample handling, system operation and data analysis for chromatography systems. These products include Chromeleon software and several automated sample injection modules available for IC and HPLC applications.

Chromeleon Software — In fiscal 2006, the Company introduced Chromeleon 6.8, the latest version of its chromatography data management system. From a single user interface, Chromeleon provides full control of over 200 LC and GC instruments from more than 25 vendors of liquid and gas chromatography systems. It is an easy-to-use, adaptable data management system with scalable client/server architecture for customers requiring a single workstation to lab- or campus-wide deployment. Data is organized by instrument, user, project or product. All data is stored locally on a personal computer, centrally on a network server, or both. Chromeleon features a flexible graphical user interface and report generator which can be adapted to dedicated applications. Chromeleon also offers a complete suite of features for regulatory compliance: security, validation, audit trails and electronic signatures. Chromeleon provides all the features that laboratories need to comply with GLP, GMP and 21 CFR Part 11 without losing productivity.

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

For HPLC applications, the Company offers the WPS 3000 series of Autosamplers with optional thermal control for temperature-sensitive samples. The WPS provides speed, simplicity, reliability and precision with either pull-loop or in-line split-loop injection technology. The removable carousels and programmable needle depth allows the WPS to accommodate a variety of sample vials and sizes including wellplates.

For Capillary and Nano-LC, the Company offers the WPS-3000 WellPlate micro Autosampler. The WPS-3000 micro is a fully automated micro autosampler for sample injections from up to three 96 or 386 well plates or conventional 1.5 milliliter vials. The unique design allows for automated injection of volumes down to 20 nanoliters. WPS-3000 has a proprietary injection technique that guarantees high performance and virtually no sample dispersion.

Columns — A chromatography column consists of a hollow cylinder packed with a unique separation material. The column’s function is to separate various chemical components in a sample. The Company develops and manufactures separation materials such as ion-exchange resins, silica-based bonded phases and monolithic phases using proprietary processes. Dionex currently manufactures and markets a broad range of column types designed and tested for specific applications in the HPLC and IC markets. Dionex offers a wide range of polymer-based ion-exchange and reversed-phase columns supporting capillary, analytical and semipreparative scale applications.

Recent column introductions augment a continuing program of product launches geared to address developing market requirements. For ion chromatography, the Company introduced the IonPac Fast AS22, IonPac AS23 anion exchange columns and the IonPac CS18 cation exchange column. The IonPac Fast AS22 allows customers to rapidly determine anions in drinking water. The IonPac AS23 provides fast analyses of disinfectant byproduct anions in drinking water. The IonPac CS18 allows determination of a wide variety of amines (metal cations) commonly found in a variety of industrial samples, soil or (drinking) water.

In fiscal 2005, the Company introduced the IonPac Fast Anion III, IonPac AS20 and IonPac AS21 anion exchange columns. In fiscal 2004, the Company introduced a number of consumable products.

For the HPLC market, the Company in fiscal 2006 introduced two Acclaim Explosives columns. These columns further expand the Acclaim family of HPLC columns that were introduced in fiscal 2002. The Acclaim Explosives columns allow baseline resolution of all 14 analytes specified in EPA method 8330, simplifying and improving the analysis of explosives and explosives degradation products in environmental samples.

For the life science market, the Company introduced two new columns: the ProPac IMAC-10 column and the ProPac HIC-10 column. These two columns expand the range of separation technologies available to the research scientist involved in a characterization and analysis of proteins in biological systems as well as protein therapeutics. In addition, the Company introduced the new monolithic columns for the rapid characterization and analysis of proteins: the Proswift RP-1S, Proswift RP-2H, Proswift RP-3H and the Proswift WAX-1S columns.

In fiscal 2005, the company expanded its HPLC column offering by introducing the Acclaim PA2 and the Acclaim Surfactant columns. The Company expanded its polymeric Monolithic Capillary column offerings for ultra-fast separation of proteins and peptides by acquiring the polymeric monolithic separations media technology and assets from Teledyne/Isco in August 2005. In addition to the Monolithic Capillary Columns, the Company offers a wide variety of micro, capillary and nano-LC columns. The columns range in size from 75 microns to 1 millimeter internal diameter and are packed with a variety of “stationary phase” materials.

Eluent Suppressors  — The Company manufactures eluent suppressors that are used to enhance detection and sensitivity in ion chromatography. The Company’s suppressors lower background conductivity and support a wide range of ion exchange columns separations including separations using high capacity columns and more concentrated eluents liquids used to carry a sample through a liquid chromatography system. Dionex offers an array of suppressors that include the Self Regenerating Suppressor (SRS Ultra II), the Atlas Suppressor and the MicroMembrane Suppressor (MMS III).

The Self Regenerating Suppressor enhances IC performance during long-term operation, without user intervention. The SRS Ultra II provides superior performance for all IC applications, particularly traces level ion chromatography using hydroxide eluents, and is a key component of the ICS-3000 Reagent Free IC (RFIC) systems.

The Atlas Suppressor (AES) provides improved sensitivity, lower noise and faster start-up over the Company’s previous, industry leading AutoSuppression technology, raising performance goals even higher for IC electrolytic suppression. The AES suppressor offers optimal performance for most anion applications using carbonate eluents and cation applications using methanesulfonic acid eluents.

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

CUSTOMERS, MARKETING, AND SALES

The Company’s products are used extensively in the Environmental, Industrial and Life Science markets using chromatography and extraction technologies. The Environmental market is characterized by water analysis, safety and security applications and pollution testing, with chemists from private and governmental laboratories being the Company’s primary customers in this field. The Industrial segments comprise the electronics and power industries which a demand for analyzing the higher purity water quality in their production facilities. Furthermore, the Company serves a number of the largest industrial companies worldwide within the chemical industry segment, which produce specialty chemicals, petrochemicals, consumer products and more, and the food and beverage segment, which test for product quality assurance. The Life Science markets Dionex serves include the pharmaceutical segment, biosciences and medical sciences with customers from industrial, academic and governmental accounts.

One of the Company’s marketing strategies is to target all market segments mentioned above where Dionex technology is already established. Here, the Company seeks to increase demand for its chromatography solutions by approaching all existing and potential customers through direct marketing activities including direct sales calls, mailings, advertising, electronic marketing, seminars, and workshops. In addition, the Company builds visibility and branding for the Company’s global presence through scientific conferences and exhibitions. Continuous growth in all these markets results from identifying new customers in existing sales regions, extending geographic penetration and increasing demand for the Company’s products and technical support capabilities.

The second component of the Company’s marketing strategy is to explore and develop new application fields in close collaboration with existing and potential customers, and to leverage this competence into other market areas. A prerequisite to establish this process is the availability of highly skilled technical developing and support staff working to also assist customers in solution definition and development. To meet and exceed customer expectations in the Company’s developing commercial markets, the Company’s effort is to optimize and diversify its technology interests in the chromatography market, including sample preparation, purification, analysis, testing, and data management.

Geographically, the Company currently markets and distributes its products and services through its own sales force in Austria, Australia, Canada, China, Denmark, France, Germany, India, Italy, Japan, Korea, Netherlands, Switzerland, United Kingdom, and the United States. In each of these countries, the Company maintains one or more local sales offices in order to support and service the Company customers in the regions. Sales to customers by geographic region were approximately 31% in North America, 42% in Europe, and 27% in Asia/Pacific and other of net sales in fiscal 2006 and 2005. The United States accounts for the largest portion of the Company’s overall revenues followed by Germany and Japan, respectively. In other international locations where it does not have a direct sales force, the Company has developed a network of distributors and sales agents.

The Company manufactures its products based upon its forecast of customer demand and maintains adequate inventories of completed modules or finished goods in advance of receipt of firm orders. System or instrument orders are generally placed by the customer on an as-needed basis, and instruments are usually shipped within four to six weeks after receipt of an order. The Company does not maintain a substantial backlog, and backlog as of any particular date may not be indicative of the Company’s actual sales in any succeeding period. The level of backlog at June 30, 2006 was $46.9 million and at June 30, 2005 was $41.0 million.

COMPETITION

Competition in the Company’s industry is based upon the performance capabilities of the analytical instruments, technical support and after-market services, the manufacturer’s reputation as a technological leader and selling prices. Management believes that performance capabilities are the most important of these criteria. Customers measure system performance based on sensitivity (the ability to discern minute quantities of a particular sample component), selectivity (the ability to distinguish between similar components), speed and throughput of analysis, and the range of chemical and biological samples the system can effectively analyze. Management believes that the Company enjoys a favorable reputation in terms of performance capabilities, technical support and service.

Companies competing with Dionex in the analytical instruments market include Agilent Technologies, Inc., Waters Corporation, Shimadzu Corporation, Thermo Corporation, Varian, Inc., Perkin-Elmer, Inc. and Metrohm Ltd. The Company believes no single competitor has a dominant position in the analytical instruments market.

The Company believes it has a substantial market share in a segment of the liquid chromatography (LC) market, the ion chromatography (IC) segment. Dionex IC systems generally compete with a number of analytical techniques used in identifying and quantifying ionic and polar compounds. The primary source of competition are conventional manual and automated wet chemistry procedures and certain possibly modified liquid chromatography systems using a single column method without or including a ion suppression device. Companies competing with Dionex in IC include such vendors as W.R. Grace Alltech, Metrohm AG, Shimadzu Corporation, Waters Corporation and other smaller companies.

The Company believes it has a smaller but rapidly growing market share in the HPLC and capillary-/nano-LC markets. The Company’s UltiMate 3000 systems compete directly with other manufacturers’ HPLC systems in traditional and capillary-/nano-HPLC applications. The Company believes that the UltiMate HPLC system has certain benefits over competing systems, including advanced pump and dual pump technology, thermostatted temperature control, high performance auto sampling capabilities, all technologies designed for intelligent LC (LCi). In addition, UltiMate 3000 offers many benefits over competing systems including the ability to analyze minute contents of sample at very low flow rates. The Company also believes that its CHROMELEON software package not only provides competitive advantages over its competitors’ software offerings but is respected as the most advanced chromatography data management system in the market. Competitors of the Company in the HPLC market include such vendors as Agilent Technologies, Inc., Shimadzu Corporation, Thermo Electron Corporation, Varian, Inc., Waters Corporation and various smaller companies.

The Company’s Accelerated Solvent Extraction (ASE) series compete directly with standard Soxhlet, sonication, supercritical fluid extraction and microwave extraction techniques provided by other companies. Management believes that its ASE systems have certain benefits compared to competing techniques, including faster extraction time, reduced solvent usage, built-in automation, and ease of use.

PATENTS AND LICENSES

The Company has a patent portfolio covering certain technologies of the Company’s products. The Company’s patents are presently issued to the United States and number of foreign countries. As a matter of Company policy, the Company vigorously protects its intellectual property rights and seeks patent coverage on developments that it regards as strategic, material and patentable. The Company’s patents, including those licensed from others, expire on various dates through 2022. The Company believes that, while its patent portfolio has value, no single patent or patent application is in itself essential and that the invalidity or expiration of any single patent would not have a material adverse effect on its business.

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

The Company has subsidiaries in Austria, Australia, Canada, China, Denmark, France, Germany, India, Italy, Japan, Korea, Netherlands, Switzerland, United Kingdom and the United States. The Company’s foreign sales are affected by fluctuations in currency exchange rates and by regulation adopted by foreign governments. Such fluctuations have materially affected, both positively and negatively, the Company’s results of operation in past periods and will likely materially affect the Company’s results of operations in the future. Export sales are subject to certain controls and restrictions, but the Company has not experienced any material difficulties related to these limitations.

MANUFACTURING AND SUPPLIERS

The Company produces chemicals and resins and assembles IC systems and modules in its California manufacturing facilities. The Company assembles the systems and modules for its UltiMate3000 systems in its manufacturing facility in Germany. The Company has developed proprietary processes for the manufacture of polystyrene-based resins and for packing columns with these resins. The Company believes that its resins, columns and suppressor manufacturing know-how are critical to the performance and reliability of its chromatography systems. The Company requires each employee and consultant to sign a nondisclosure agreement to protect its proprietary processes. However, there can be no assurances that these agreements will provide meaningful protection or adequate remedies for the Company’s proprietary processes in the event of unauthorized use or disclosure.

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

Many subassemblies used in the Company’s products, including proprietary analog and digital circuitry, are manufactured by the Company. Components, including formed-plastic and sheet-metal packaging materials, machine-metal parts, integrated circuits, microprocessors, microcomputers and certain detector and data analysis modules, are purchased from other manufacturers. Most of the raw materials, components and supplies purchased by the Company are available from a number of different suppliers, although a number of items are purchased from limited or single source of supply.

EMPLOYEES

The Company had 1,135 employees at June 30, 2006, compared with 1,066 employees at June 30, 2005.

AVAILABLE INFORMATION

The Company maintains a website at www.dionex.com; however, information found on the Company’s website is not incorporated by reference into this report. The Company makes available free of charge on or through its website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”). In addition, the charters for the Company’s Audit, Compensation and Nominating and Governance Committees, and the Company’s Code of Business Conduct and Ethics are available on the Company’s website at www.dionex.com and a printed copy of this information is available without charge by sending a written request to: Investor Relations, Dionex Corporation, 1228 Titan Way, Sunnyvale, California 94088.

TECHNICAL SUPPORT, INSTALLATION AND SERVICE

Users of the Company’s chromatography systems may require technical support before and after a system sale. Services provided before the sale are recorded in operating expenses as incurred. Chromatography systems sold by the Company generally include a one-year warranty. These costs are accrued for at the time of the system sale. Installation and certain basic user training are provided to the customer, with revenues for these services recognized at the time the services are provided. Maintenance contracts may be purchased by customers to cover equipment no longer under warranty. Maintenance work not performed under warranty or maintenance contracts is performed on a time and materials basis. The Company offers training courses and periodically sends its customers information on applications development. The Company installs and services its products through its own field service organizations in Austria, Australia, Canada, China, Denmark, France, Germany, India, Italy, Japan, Korea, Netherlands, Switzerland, United Kingdom and the United States. Installation and service in other foreign countries are typically provided by the Company’s distributors or agents.

RESEARCH AND PRODUCT DEVELOPMENT

The Company’s research and product development efforts are focused on increasing the performance of its chromatography and other products and expanding the number of chemical and biological compounds that can be analyzed efficiently with its products. Research and product development expenditures were $22.4 million, $20.4 million and $19.2 million in fiscal 2006, 2005 and 2004, respectively. The Company pursues active development programs in the areas of system hardware, applications, computer software, suppressors, and resin and column technologies. There can be no assurances that the Company’s product development efforts will be successful or that the products developed will be accepted by the marketplace.

Item 1A.	RISK FACTORS.

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

The Company derived approximately 72% of its net sales from outside the United States in fiscal 2006 and expects to continue to derive the majority of net sales from outside the United States for the foreseeable future. Most of the Company’s sales outside the United States are denominated in the local currency of its customers. As a result, the U.S. dollar value of the Company’s net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on the Company’s results of operations. In recent periods, the Company’s results of operations have been negatively affected from the appreciation of the U.S. dollar against the Euro, the Japanese yen and other foreign currencies. Tariffs and other trade barriers, difficulties in staffing and managing foreign operations, changes in political environments, interruptions in overseas shipments and changes in tax laws may also impact international sales negatively.

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

Most raw materials, components and supplies that the Company purchases are available from many suppliers. However, certain items are purchased from sole or limited-source suppliers and a disruption of these sources could adversely affect the Company’s ability to ship products as needed. A prolonged inability to obtain certain materials or components would likely reduce product inventory, hinder sales and harm the Company’s reputation with customers. Worldwide demand for certain components may cause the cost of such components to rise or limit the availability of these components, which could have an adverse affect on the Company’s results of operations.

The Company manufactures products in its facilities in Germany, the Netherlands and the United States. Any prolonged disruption to the operations at these facilities, whether due to labor unrest, supplier issues, damage to the physical plants or equipment or other reasons, could also adversely affect the Company’s results of operations.

The Company’s executive officers and other key employees are critical to the Company’s business, they may not remain with the Company, in the future and finding talented replacements would be difficult.

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

EXECUTIVE OFFICERS OF THE COMPANY

The following table lists the names and positions of all current executive officers of the Company, and their ages as of September 11, 2006. There are no family relationships between any director or executive officer of the Company. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Positions

Lukas Braunschweiler	50	President and Chief Executive Officer
Bruce Barton	47	Vice President
David Bow	42	Vice President
Kevin Chance	39	Vice President
Dietrich Hauffe	47	Vice President
Peter Jochum	55	Vice President
Craig McCollam	46	Vice President and Chief Financial Officer
Christopher Pohl	55	Vice President
Rene Trost	55	Vice President

Dr. Braunschweiler has served as President and Chief Executive Officer and director since joining the company in August 2002. Prior to that time, Dr. Braunschweiler was employed by Mettler-Toledo, a supplier of precision instruments, where he served most recently as Group Vice-President and Head of the Laboratory and Packaging Division. Prior to that, he served in a variety of management positions at Mettler-Toledo. Dr. Braunschweiler will be returning to live in Switzerland prior to the end of calendar year 2006. Dr. Braunschweiler will continue in his current capacities with the Company, primarily operating from Switzerland and the Company’s European facilities, but also spending a substantial portion of his time in the United States.

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

Dr. Hauffe has served as Vice President, Marketing since December 2005. Between 2000 and 2005, Mr. Hauffe served as GM of Dionex Idstein, Germany. From 1993 to 1997, Dr. Hauffe served as Product Manager Life Sciences.

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

Mr. Trost has served as Vice President European Sales and Service since October 2003. Between 1999 and 2003, Mr. Trost was Manager for Dionex’s European operations. Prior to that, he was the Country Manager for Dionex Switzerland since joining the Company in 1994. Prior to working for the Company, he served with Sarasin Ltd. in Switzerland.

Item 2.	PROPERTIES

The Company owns nine buildings in Sunnyvale, California, providing 252,000 square feet of space utilized for administration, marketing, sales, service, research and product development and manufacturing. The Company also owns a 20,000 square feet building utilized for sales, service and administration in Idstein, Germany and a 77,000 square foot building for manufacturing and administration in Germering, Germany. The Company also owns a 32,000 square foot building in Osaka, Japan for sales, service and administration.

The Company leases sales and service offices in: Bannockburn, Illinois; and in Austria, Australia, Canada, China, Denmark, France, Germany, India, Italy, Japan, Korea, Netherlands, Switzerland, United Kingdom and the United States. In addition, the Company leases marketing and research and product development offices in Salt Lake City, Utah. The Company also leases marketing and research and product development offices in Amsterdam, the Netherlands. The Company’s facilities are well maintained, adequate to conduct the Company’s current business and substantially utilized by the Company.

Item 3.	LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding that management believes will have a material adverse effect on the Company’s financial position or results of operations.

PART II

Item 4.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

MARKET PRICE OF COMMON STOCK

The Company’s common stock is traded in the over-the-counter market through the Nasdaq Global Market under the symbol DNEX. The following table sets forth, for the periods indicated, the high and low bid prices as reported by the NASDAQ Global Market.

	Fiscal 2006		Fiscal 2005
Quarter	High	Low	High	Low

First	$54.50	$42.90	$56.50	$41.81
Second	$54.00	$47.15	$60.08	$54.32
Third	$61.48	$48.19	$61.19	$54.20
Fourth	$61.25	$50.06	$56.72	$40.00

As of August 26, 2006 there were 890 holders of record of the Company’s common stock as shown on the records of its transfer agent.

DIVIDENDS

As of September 11, 2006, the Company has paid no cash dividends on its common stock and does not anticipate doing so in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. The Company started a series of repurchase programs in fiscal 1989, with the Board of Directors most recently authorizing in April 2002 future repurchases of an aggregate of 1.5 million shares of common stock as well as authorizing the repurchase of additional shares of common stock equal to the number of common shares issued pursuant to the Company’s employee stock plans.

The following table indicates common shares repurchased and additional shares added to the program during the three months ended June 30, 2006:

			Total
			Number of		Maximum
			Shares	Additional	Number of
			Purchased	Shares	Shares that
	Total	Avg.	as Part of	Authorized	May Yet Be
	Number	Price	Publicly	For	Purchased
	of Shares	Paid per	Announced	Purchase	Under the
Period	Purchased	Share	Program(1)	(1)	Program(1)

Apr. 1 – 30, 2006	—	$—	4,479,555	—	872,039
May 1 – 31, 2006	301,722	57.26	4,781,277	59,475	629,792
Jun. 1 – 30, 2006	128,000	53.70	4,909,277	4,415	506,207

(1)	The current stock repurchase program was initiated in April 2002 with authorization to purchase 1.5 million shares plus that number of common shares equal to the number issued pursuant to employee stock plans subsequent to that date.

Item 5.	SELECTED CONSOLIDATED FINANCIAL DATA

Operating Information:

Years Ended June 30	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Net sales	$291,300	$279,317	$258,834	$214,909	$182,434
Cost of sales	99,857	91,754	88,944	73,273	63,740

Gross profit	191,443	187,563	169,890	141,636	118,694
Operating expenses:
Selling, general and administrative	113,241	102,539	89,100	76,565	64,607
Research and product development	22,392	20,354	19,155	16,888	15,094

Total operating expenses	135,633	122,893	108,255	93,453	79,701

Operating income	55,810	64,670	61,635	48,183	38,993
Interest income	1,874	1,276	801	504	528
Interest expense	(184)	(176)	(240)	(192)	(203)
Other income/(expense)	1,013	801	(340)	133	1,582
Write-off of a non-affiliated investment	—	—	—	(2,067)	—

Income before taxes on income	58,513	66,571	61,856	46,561	40,900
Taxes on income	22,820	21,081	20,481	15,133	13,292

Net income	$35,693	$45,490	$41,375	$31,428	$27,608

Basic earnings per share	$1.78	$2.20	$1.96	$1.49	$1.27
Diluted earnings per share	$1.74	$2.13	$1.89	$1.45	$1.24
Shares used in computing earnings per share amounts:
Basic	20,013	20,655	21,056	21,057	21,705
Diluted	20,527	21,388	21,943	21,632	22,184

The Company has paid no cash dividends.

Balance sheet information:

At June 30	2006	2005	2004	2003	2002
	(In thousands)

Working capital	$97,769	$102,006	$103,719	$88,014	$62,539
Total assets	250,402	238,153	235,465	213,100	180,718
Long-term debt	—	—	—	500	1,002
Stockholders’ equity	185,382	183,049	183,454	159,280	131,707

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dionex achieved solid sales in fiscal year 2006. This performance was driven by solid sales growth in the Company’s ion chromatography (IC) and high-performance liquid chromatography (HPLC) product lines attributed in part to the Company’s introduction of a large number of new products. The most significant of these introductions were the UltiMate 3000 Micro, Analytical and Semi-Preparative flow. The launch of the UltiMate 3000 Intelligent LC series, completed the Company’s all new HPLC product platform and were well received by the industry and the Company’s customers. The Company also made further progress on implementing key strategic initiatives. In August 2005, the Company went direct with its sales and service operation in India in order to take advantage of this fast-growing market. Concurrently, the Company acquired the technology for polymer-based monolithic separation columns from Teledyne/Isco allowing the Company to further expand its polymer-based separation capabilities. In addition, in January 2006, the Company undertook an initiative to centralize some of its field-related technical, administrative and support functions in North America and Europe. The Company expects that this initiative will strengthen the Company’s field support capabilities and lower the Company’s on-going support costs in its sales and service operations.

RESULTS OF OPERATIONS

The following table summarizes the Company’s consolidated statement of income items for the last three fiscal years as a percentage of net sales.

Years Ended June 30	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	34.3	32.9	34.4

Gross profit	65.7	67.1	65.6
Operating expenses:
Selling, general and administrative	38.9	36.7	34.4
Research and product development	7.7	7.2	7.4

Total operating expenses	46.6	43.9	41.8

Operating income	19.1	23.2	23.8
Interest income, net	0.6	0.4	0.2
Other income/(expense)	0.3	0.2	(0.1)

Income before taxes	20.0	23.8	23.9
Taxes on income	7.8	7.5	7.9

Net income	12.2%	16.3%	16.0%

Net Sales.  In fiscal 2006, Dionex reported net sales of $291.3 million, an increase of 4% compared with the $279.3 million reported in fiscal 2005. Sales in fiscal 2004 were $258.8 million. The Company is subject to the effects of foreign currency fluctuations that have an impact on net sales and gross profits. Currency fluctuations decreased net sales by 3% in fiscal 2006 and increased net sales by 4% in fiscal 2005 and by 8% in fiscal 2004.

The increase in net sales from fiscal 2004 to fiscal 2005 and from fiscal 2005 to fiscal 2006 was the result of increased sales in all of the major geographic regions in which the Company does business. Growth rates for the last two fiscal years are indicated in the tables below:

Percentage increase in net sales

	From Fiscal 2005	From Fiscal 2004
	to	to
	Fiscal 2006	Fiscal 2005

Total:	4%	8%
By geographic region:
North America	4%	6%
Europe	3%	13%
Asia/Pacific	6%	3%

Percentage change in net sales excluding currency fluctuations

	From Fiscal 2005	From Fiscal 2004
	to	to
	Fiscal 2006	Fiscal 2005

Total:	7%	4%
By geographic region:
North America	4%	5%
Europe	8%	5%
Asia/Pacific	9%	2%

Net sales in North America grew 4% in reported dollars from fiscal 2005 to fiscal 2006 reflecting an improvement in economic conditions throughout the fiscal year. Net sales in Europe grew 3% in reported dollars (8% net of currency fluctuations) from fiscal 2005 to fiscal 2006 as a result of a rebound in sales to the life sciences and environmental markets, partially overcoming by a weaker demand from the Company’s larger pharmaceutical and industrial customers in the first half of fiscal 2006. Net sales in the Asia/Pacific region grew 6% in reported dollars (9% net of currency fluctuation) in spite of a continued challenging environment in Japan in the first three quarters of fiscal 2006. The increases are primarily fueled by strong sales growth in China, Korea, Australia and India. For the full fiscal 2006, sales in Japan were down over 10% compared to fiscal 2005. In fiscal 2005, sales grew in all three geographies. The growth was broad based across all major countries except Japan because of an incremental non-recurring sales related to new acquisitions for drinking water analysis in fiscal 2004.

Sales outside North America accounted for 69% of net sales in fiscal 2006, 69% in fiscal 2005 and 68% in fiscal 2004. The Company sells directly through its sales forces in Austria, Australia, Canada, China, Denmark, France, Germany, India, Italy, Japan, Korea, Netherlands, Switzerland, United Kingdom and the United States. Direct sales accounted for 90% of net sales in fiscal 2006, compared with 91% in fiscal 2005, and 91% in fiscal 2004. International distributors and representatives in Europe, Asia and other international markets accounted for the balance of net sales. There were no significant price changes during the three-year period ended June 30, 2006.

Net sales of IC products grew 3% from fiscal 2005 to fiscal 2006, despite the weaker, though improving, demand experienced in Japan. The growth in sales was primarily attributable to the Company’s introduction of its ICS-3000 premier IC systems and the continued growth in sales of existing IC products. Net sales of IC products grew 8% from fiscal 2004 to fiscal 2005 due to higher demand for IC products, offset in part by the incremental nonrecurring sales in Japan in fiscal 2004.

Net sales of HPLC products grew 17% from fiscal 2005 to fiscal 2006 primarily as a result of the Company’s continued expansion of its global HPLC business, offset by the negative impact of a stronger US dollar, some weakness in certain larger pharmaceutical accounts and the product transition from the Company’s older Summit HPLC product line to the new Ultimate 3000 analytical/micro/prep flow system. Net sales of HPLC products grew 25% from fiscal 2004 to fiscal 2005 reflecting the Company’s continued progress in expanding its global HPLC business and market position.

Net sales of Nano/capillary-flow products decreased 9% from fiscal 2005 to fiscal 2006. The decline was primarily due to reduced spending by customers in the proteomics market. However, the Company observed a positive turnaround in third and fourth quarters of fiscal 2006 due to the Ultimate 3000 for nano/capillary/micro-flow HPLC gains traction in the marketplace. The Company believes nano/capillary/micro-flow HPLC sales will increase in fiscal 2007 as a result of the new Ultimate 3000 product, as this platform addresses a broader market in LC-MS than solely proteomics. Net sales of nano/capillary-flow products declined by 21% from fiscal 2004 to fiscal 2005 as a result of slower demand from proteomics customers.

Gross Profit.  Gross profit for fiscal 2006 was $191.4 million compared to $187.6 million in 2005, an increase of $3.8 million or 2%. Gross profit as a percentage of sales were 65.7%, 67.2% and 65.6% in fiscal 2006, 2005 and 2004, respectively. The decrease in gross margin as a percentage of sales from fiscal 2005 to fiscal 2006 was mainly due to the effect of a stronger U.S. dollar, product mix, higher manufacturing and ramp-up costs related to new product introductions, lower margin as a result of a one-time sales promotion for Summit systems and compensation cost related to the impact of SFAS 123R. The increase from fiscal 2004 to fiscal 2005 was partially attributable to fiscal 2004 having higher costs for the third-party components included in the sales related to the Japan drinking water regulations and lower manufacturing costs. The Company anticipates gross margin will be in the range of 65-66% for fiscal year 2007.

Operating Expenses.  From fiscal 2005 to fiscal 2006, overall operating expenses grew by 10%. Increased spending in fiscal 2006 was primarily attributable to the following factors:

•	stock based compensation under SFAS 123R	4%

•	expansion efforts in the Asia/Pacific region	3%,

•	centralization initiative in North America and Europe	2%

•	increased sales and marketing efforts in Europe	2%

•	increased marketing costs related to new product introductions	1%

•	favorable currency fluctuations	−2%

Selling, general and administrative (SG&A) expenses as a percentage of net sales were 39% in fiscal 2006 compared with 37% in fiscal 2005 and 34% in fiscal 2004. SG&A expenses were $113.2 million in fiscal 2006, an increase of 10% from $102.5 million in fiscal 2005. Increases over 2005 include $3.8 million stock-based compensation charges, $2.2 million of the Company’s centralization initiative in North America and Europe, $3.5 million due to the Company’s expansion effort in Asia/Pacific region in connection with the greater sales and marketing effort in Europe and $1.0 million in marketing costs associated with new product introductions. The increase was offset in part by $2.0 million in favorable currency fluctuations. SG&A expenses in fiscal 2005 increased 15% from $89.1 million in fiscal 2004. Increases over 2004 include $4.0 million of additional costs due to Sarbanes-Oxley Section 404 Compliance efforts, currency fluctuations impact of $4.0 million, Asia/Pacific expansion cost of approximately $2.0 million and additional personnel and salary related costs of approximately $4.2 million.

Research and product development expenses were 7.7% of net sales in fiscal 2006 compared with 7.3% in fiscal 2005 and 7.4% in fiscal 2004. Research and product development expenses in fiscal 2006 of $22.4 million increased by $2.0 million compared with $20.4 million in fiscal 2005. Research and product development expenses have increased due to $1.4 million stock based compensation expense, and approximately $0.5 million due to higher spending to develop the Company’s IC and HPLC products introduced in fiscal 2006. Research and development expenses in fiscal 2005 of $20.4 million increased by $1.2 million compared with $19.2 million in fiscal 2004 due to higher spending to develop the Company’s IC and HPLC products introduced in fiscal 2005 and the effects of currency fluctuations.

Interest Income.  Interest income in fiscal 2006 of $1.8 million was higher than the $1.3 million reported for fiscal 2005 and the $0.8 million reported in fiscal 2004. The increases from fiscal 2004 to fiscal 2005 and from fiscal 2005 to fiscal 2006 were due to higher average cash balances and increasing interest rates in the United States and Europe.

Interest Expense.  Interest expense of $0.2 million remained constant in fiscal 2006, 2005, and 2004. The interest expense is primarily due to short-term borrowings.

Other Income/(Expense).  Other income in fiscal 2006 was $1.0 million which was primarily due to the gain on a settlement of a patent litigation partially offset by losses on foreign currency exchange. The Company had other expenses in fiscal 2005 of $340,000 which was attributable primarily to losses on certain foreign currency contracts.

Taxes on Income.  The Company’s effective tax rate was 39.0% for fiscal 2006, 31.7% for fiscal 2005 and 33.1% for fiscal 2004. The Company’s effective tax rate is affected by the mix of taxable income among the various tax jurisdictions in which the Company does business. The increase in the effective tax rate from fiscal 2005 to fiscal 2006 was primarily due to special tax charges related to two unfavorable audits. In fiscal 2005 as compared to fiscal 2004, the Company’s tax rate was lower due to certain tax credits that were realized in fiscal 2005.

Stock-Based Compensation Plans.  On July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment”, which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has elected to use the Modified Prospective Transition method such that SFAS No. 123R applies to new awards and to awards modified, repurchased or canceled after the effective date. The Company has a stock-based employee compensation plan (Option Plan) and an employee stock purchase plan (ESPP). Generally, stock options granted to employees fully vest four years from the grant date and have a term of ten years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, generally, equal to the vesting period.

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

Earnings per Share.  Diluted earnings per share were $1.74 for fiscal 2006, representing a decrease of (18%) compared with $2.13 for fiscal 2005. The decrease was primarily due to higher costs in connection with the Company’s centralization in North America (4%) and Europe (5%) due to special tax charges related to two unfavorable tax audits, and (9%) due to stock based compensation expense in fiscal 2006. Diluted earnings per share were $2.13 for fiscal 2005, representing an increase of 13%, compared with $1.89 for fiscal 2004.

Liquidity and Capital Resources.  At June 30, 2006, the Company had cash and equivalents and short-term investments of $51.0 million. The Company’s working capital was $97.8 million at June 30, 2006, compared with $102.0 million at June 30, 2005.

Cash generated by operating activities was $51.0 million in fiscal 2006, compared with $57.2 million in fiscal 2005 and $52.9 million in fiscal 2004. The decrease in operating cash flows in fiscal 2006 as compared to fiscal 2005 was primarily due to decreases in net income, an increase in accounts receivable due to slower cash collections from customers and exclusion of tax benefits related to stock option exercises that are now reported under cash flows from financing activities as required by SFAS 123R. The decrease was partially offset by increases in accrued liabilities due to higher deferred revenue and income tax payable due to lower tax payments.

Cash used for investing activities was $8.9 million in fiscal 2006 compared with $10.9 million in fiscal 2005, and $16.8 million in fiscal 2004. The decrease from fiscal 2005 to fiscal 2006 was due to lower net proceeds from sale of marketable securities in fiscal 2006, partially offset by higher capital expenditures due to expansion of the Company’s HPLC manufacturing and development facility in Germany and the acquisition of the polymer based monolithic technology from Teledyne-Isco, a subsidiary of Teledyne Technologies, Inc. The Company estimates that capital expenditures will be approximately $9.0 million in fiscal 2007.

Cash used for financing activities was $42.3 million in fiscal 2006, compared with $50.0 million in fiscal 2005 and $31.7 million in fiscal 2004. Financing activities for all three years consisted primarily of common stock repurchases, partially offset by proceeds from issuances of shares pursuant to and the tax benefits related to stock option plans in fiscal 2006. The Company repurchased 1,409,577 shares of its common stock for $73.9 million in fiscal 2006 under its repurchase program. The Company repurchased 1,355,900 shares for $66.7 million in fiscal 2005 and 1,116,300 shares for $53.7 million in fiscal 2004. The Company has 506,207 remaining shares authorized for repurchase under its repurchase programs. In August 2006, the Company’s Board of Directors authorized an additional 1.5 million shares for repurchase under its repurchase programs.

At June 30, 2006, available bank lines of credit totaled $31.7 million. The Company believes its cash flow from operations, its existing cash and cash equivalents and its bank lines of credit will be adequate to meet its cash requirements for at least the next 12 months. The impact of inflation on the Company’s financial position and results of operations was not significant during any of the periods presented.

The following summarizes the Company contractual obligations at June 30, 2006, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Year	Years	Years

Operating Lease Obligations	$17,717	$4,505	$6,304	$4,054	$2,854

EFFECT OF NEW ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board (“FASB” issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes”, and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. At the present time, the Company does not believe that adoption of SFAS 154 will have a material effect on its financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, effective for fiscal years beginning after December 15, 2006. FIN-48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, classification and disclosure in the Company’s financial statements of tax positions taken or expected to be taken in a tax return. The Company is currently evaluating the provisions in FIN 48, but has not yet determined its expected impact; however it is not anticipated to be material. The Company plans to adopt this new standard on July 1, 2007.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Investments — an amendment of FASB Statements No. 133 and 140”. This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest of another derivative financial instrument. This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company does not believe that adoption of SFAS No. 155 will have a material effect on its financial position, results of operations or cash flows.

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

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” and Statement of Position 97-2, “Software Revenue Recognition,” as amended, when persuasive evidence of an arrangement exists, the product has been delivered, or service performed, the price is fixed or determinable, collection is probable and vendor specific objective evidence exists to allocate revenue to the various elements of the arrangement. In all cases, the portion of revenue allocated to the undelivered elements is deferred until those items are delivered to the customer or the services are performed. Delivery of the product is generally considered to have occurred when shipped. Undelivered elements in the Company’s sales arrangements, which are not considered to be essential to the functionality of a product, generally include product accessories; installation services and/or training that are delivered after the related products have been delivered. Installation consists of system set-up, calibration and basic functionality training and generally requires one to three days depending on the product. Vendor specific objective evidence of fair value for product, product accessories and training services is based on the price charged when an element is sold separately or, if not sold separately, when the price is established by authorized management. The fair value of installation services is calculated by applying standard service billing rates to the estimate of the number of hours to install a specific product based on historical experience. These estimated hours for installation have historically been accurate and consistent from product to product. However, to the extent these estimates were to reflect unfavorable variability, the Company’s ability to maintain objective reliable evidence of fair value for such element could be impacted which in turn could delay the recognition of the revenue currently allocated to the delivered elements.

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

The Company values its inventory at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. The Company estimates revisions to inventory valuations based on technical obsolescence, historical demand, projections of future demand and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional valuation provisions may be required. If demand or market conditions are more favorable than projected, higher margins could be realized to the extent inventory is sold which had previously been written down.

Long-Lived Assets, Intangible Assets with Finite Lives and Goodwill.  The Company assesses for the impairment of long-lived assets, intangible assets with finite lives and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, the Company assesses goodwill for impairment at least annually. Factors the Company considers important which could trigger an impairment review include but are not limited to the following:

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

Taxes on Income.  As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operate. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and inventory reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent management believes that recovery is more likely than not, a valuation allowance must be established. In the event that actual results differ from these estimates, the Company may need to revise the valuation allowance, which could materially impact the Company’s financial position and results of operations.

Stock-Based Compensation. SFAS No. 123R requires that all share-based payments to employees be recognized in the statements of operations based on their fair value. The Company has used the Black-Scholes model to determine the fair value of its stock option awards. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting periods. Determining the fair value of share-based awards at the grant date required judgment, including estimating stock price volatility and employee stock options exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense recognized in the Company’s results of operations could be materially affected. As stock-based compensation expense recognized in the consolidated statements of operation is based on awards that ultimately are expected to vest, the amount of the expense has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and the Company employs different assumptions in the application of SFAS No. 123R, the compensation expense that the Company records in the future periods may differ significantly from what the Company has recorded in the current period.

Item 7.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks from fluctuations in foreign currency exchange rates, interest rates and stock prices of marketable securities. With the exception of the stock price volatility of the Company marketable equity securities, the Company manages its exposure to these and other risks through the

Company’s regular operating and financing activities and, when appropriate, through the Company’s hedging activities. The Company’s policy is not to use hedges or other derivative financial instruments for speculative purposes. The Company deals with a diversified group of major financial institutions to limit the risk of nonperformance by any one institution on any financial instrument. Separate from the Company’s financial hedging activities, material changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices could cause significant changes in the costs to manufacture and deliver the Company’s products and in customers’ buying practices. The Company has not substantially changed its risk management practices during fiscal 2006 and does not currently anticipate significant changes in financial market risk exposures in the near future that would require it to change its current risk management practices.

Foreign Currency Exchange.  Revenues generated from international operations are generally denominated in foreign currencies. The Company enters into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At June 30, 2006, the Company had forward exchange contracts to sell foreign currencies totaling $15.0 million dollars, including approximately $9.2 million in Euros, $4.9 million in Japanese yen, $592,000 Australian dollars and $305,000 in Canadian dollars. At June 30, 2005, the Company had forward exchange contracts to sell foreign currencies totaling $15.3 million dollars, including approximately $8.4 million in Euros, $8.6 million in Japanese yen, $1.5 million Australian dollar and $735,000 in Canadian dollars. The foreign exchange contracts at the end of each fiscal year mature within the first quarter of the following fiscal year. Additionally, contract values and fair market values are the same. A sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to the Company’s hedging contracts and underlying balances being hedged at June 30, 2006 and 2005 indicated that these market movements would not have a material effect on the Company’s business, operating results or financial condition.

Foreign currency rate fluctuations can impact the U.S. dollar translation of the Company’s foreign operations in its consolidated financial statements. Currency fluctuations reduced sales by 3% in fiscal 2006. Currency fluctuations increased sales by 4% in fiscal 2005 and 8% in fiscal 2004.

Interest and Investment Income.  The Company’s interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on the Company’s cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the Company’s investment balances at June 30, 2006 and 2005 indicated that such market movement would not have a material effect on the Company’s business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on the Company’s actual balances and changes in the timing and amount of interest rate movements.

Debt and Interest Expense.  A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the Company’s outstanding debt balance at June 30, 2005, indicated that such market movement would not have a material effect on the Company’s business, operating results or financial condition. There was no outstanding debt at June 30, 2006. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements and the level of borrowings maintained by the Company.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dionex Corporation:

We have audited the consolidated balance sheets of Dionex Corporation and its subsidiaries (collectively, the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2006, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California
September 13, 2006

DIONEX CORPORATION

CONSOLIDATED BALANCE SHEETS
AT JUNE 30

	2006	2005
	(In thousands, except share and per share amounts)

Assets
Current assets:
Cash and equivalents	$43,524	$42,679
Short-term investments	7,490	11,102
Accounts receivable (net of allowance for doubtful accounts of $674 in 2006 and $953 in 2005)	63,008	55,450
Inventories	27,702	26,510
Deferred income taxes	9,915	9,978
Prepaid expenses and other	5,791	6,364

Total current assets	157,430	152,083
Property, plant and equipment, net	58,700	53,914
Goodwill	24,982	24,638
Intangible assets, net	4,522	2,917
Other assets	4,768	4,601

	$250,402	$238,153

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$9,395	$10,031
Accrued liabilities	39,673	34,939
Income taxes payable	7,100	1,593
Accrued product warranty	3,493	3,514

Total current liabilities	59,661	50,077
Deferred income taxes	3,952	4,196
Other long-term liabilities	1,407	831
Commitments and other contingencies (Note 13)
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; shares outstanding: 19,624,839 in 2006 and 20,161,092 in 2005)	148,214	120,359
Retained earnings	28,589	57,451
Accumulated other comprehensive income	8,579	5,239

Total stockholders’ equity	185,382	183,049

	$250,402	$238,153

See notes to consolidated financial statements.

DIONEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30

	2006	2005	2004
	(In thousands, except per share amounts)

Net sales	$291,300	$279,317	$258,834
Cost of sales	99,857	91,754	88,944

Gross profit	191,443	187,563	169,890
Operating expenses:
Selling, general and administrative	113,241	102,539	89,100
Research and product development	22,392	20,354	19,155

Total operating expenses	135,633	122,893	108,255

Operating income	55,810	64,670	61,635
Interest income	1,874	1,276	801
Interest expense	(184)	(176)	(240)
Other income/(expense)	1,013	801	(340)

Income before taxes on income	58,513	66,571	61,856
Taxes on income	22,820	21,081	20,481

Net income	$35,693	$45,490	$41,375

Basic earnings per share:	$1.78	$2.20	$1.96

Diluted earnings per share:	$1.74	$2.13	$1.89

Shares used in computing earnings per share:
Basic	20,013	20,655	21,056
Diluted	20,527	21,388	21,943

See notes to consolidated financial statements.

DIONEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

				Accumulated
				Other
	Common Stock		Retained	Comprehensive		Comprehensive
	Shares	Amount	Earnings	Income(Loss)	Total	Income
	(Dollars in thousands)

Balance, June 30, 2003	20,933,913	$77,395	$78,774	$3,111	$159,280
Comprehensive income, net of tax:
Net income			41,375		41,375	$41,375
Foreign currency translation adjustments (net of tax of $1,066)				5,037	5,037	5,037
Unrealized gain on securities (net of tax of $82)				146	146	146

Comprehensive income						$46,558

Common stock issued under employee benefit plans including related tax benefits	1,023,268	31,324			31,324
Repurchase of common stock	(1,116,300)	(4,776)	(48,932)		(53,708)

Balance, June 30, 2004	20,840,881	$103,943	$71,217	$8,294	$183,454

Comprehensive income, net of tax:
Net income			45,490		45,490	$45,490
Foreign currency translation adjustments (net of tax of $1,392)				(2,434)	(2,434)	(2,434)
Unrealized loss on securities (net of tax of $365)				(621)	(621)	(621)

Comprehensive income						$42,435

Common stock issued under employee benefit plans including related tax benefits	676,111	23,823			23,823
Repurchase of common stock	(1,355,900)	(7,407)	(59,256)		(66,663)

Balance, June 30, 2005	20,161,092	$120,359	$57,451	$5,239	$183,049

Comprehensive income, net of tax:
Net income			35,693		35,693	$35,693
Foreign currency translation adjustments (net of tax of $233)				3,319	3,319	3,319
Unrealized gain on securities				21	21	21

Comprehensive income						$39,033

Common stock issued under employee benefit plans including related tax benefits	873,324	31,573			31,573
Repurchase of common stock	(1,409,577)	(9,328)	(64,555)		(73,883)
Stock-based compensation		5,610			5,610

Balance, June 30, 2006	19,624,839	$148,214	$28,589	$8,579	$185,382

See notes to consolidated financial statements

DIONEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30

	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$35,693	$45,490	$41,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,514	6,007	5,817
Stock based compensation	5,572	—	—
Gain on sale of marketable securities	—	(1,188)	—
Loss on disposal of fixed assets	538	—	—
Tax benefit related to stock option plans	(6,135)	5,655	8,730
Deferred income taxes	78	(106)	(1,159)
Changes in assets and liabilities:
Accounts receivable	(6,351)	(2,515)	(4,120)
Inventories	(276)	(1,676)	1,856
Prepaid expenses and other assets	214	(1,668)	(239)
Accounts payable	(797)	1,882	2,504
Accrued liabilities	4,615	6,278	2,214
Income taxes payable	11,439	(930)	(4,352)
Accrued product warranty	(104)	(57)	271

Net cash provided by operating activities	51,000	57,172	52,897

Cash flows from investing activities:
Proceeds from sale of marketable securities	39,096	69,428	11,150
Purchase of marketable securities	(35,050)	(64,652)	(19,796)
Purchase of property, plant and equipment	(9,742)	(12,261)	(4,101)
Purchase of intangible assets	(3,005)	—	—
Acquisition, net of cash acquired	—	(3,500)	(4,169)
Other	(38)	76	141

Net cash used for investing activities	(8,739)	(10,909)	(16,775)

Cash flows from financing activities:
Net change in revolving line of credit	—	(940)	50
Principal payments on debt	—	(564)	(595)
Sale of common stock	25,438	18,168	22,594
Tax benefit related to stock option plans	6,135	—	—
Repurchase of common stock	(73,883)	(66,663)	(53,708)

Net cash used for financing activities	(42,310)	(49,999)	(31,659)

Effect of exchange rate changes on cash	894	(258)	1,389

Net increase (decrease) in cash and equivalents	845	(3,994)	5,852
Cash and equivalents, beginning of year	42,679	46,673	40,821

Cash and equivalents, end of year	$43,524	$42,679	$46,673

Supplemental disclosures of cash flow information:
Income taxes paid	$9,289	$17,308	$16,307
Interest expense paid	$71	$94	$177

See notes to consolidated financial statements

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 / SIGNIFICANT ACCOUNTING POLICIES

Organization.  Dionex Corporation (the “Company”) is a leading manufacturer and marketer of chromatography systems for chemical analysis. The Company’s systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical, petrochemical, power generation, and food and electronics industries in a variety of applications.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and trade receivables. The Company invests in high-grade instruments which it places for safekeeping with high quality financial institutions. The Company sells its products primarily to large organizations in diversified industries worldwide. Credit risk is further mitigated by the Company’s credit evaluation process and the reasonably short collection terms. The Company does not require collateral or other security to support accounts receivable and maintains allowances for potential credit losses.

The Company is subject to certain risks and uncertainties and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations. Such factors include, among others: the continuation or spread of economic uncertainties; risks related to international operations, including foreign currency fluctuations; the importance of meeting customer demand for new products; competition in the analytical instrumentation market; the Company’s ability to maintain inventories; the importance of attracting and retaining key personnel; the Company’s ability to protect the Company’s proprietary information and acceptance of new products.

Cash Equivalents.  The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company places its cash, cash equivalents and marketable debt securities with high-credit quality financial institutions and to date, the Company has not experienced credit losses on investments in these instruments

Short-Term Investments.  The Company classifies its debt and equity securities as “held to maturity” or “available for sale.” Securities classified as “held to maturity” are reported at amortized cost and “available for sale” securities are reported at fair market value, with a corresponding recognition of the unrealized gains and losses (net of tax effect) as a separate component of stockholders’ equity. The Company’s investments in marketable debt securities have been classified as “available for sale.”

Inventories.  Inventories are stated at the lower of standard cost or market (cost approximates first-in, first-out method). When the inventory carrying value exceeds the market estimated value, reserves are recorded for the difference between the cost and the estimated market value. These reserves are determined based on management’s estimates. Inventories consist of finished goods, work-in-process and raw materials.

Property, Plant and Equipment.  Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 3 to 30 years. Leasehold improvements are amortized over the lesser of the useful life or the remaining term of the lease. Refer to Financial Note 6/Goodwill and Intangible Assets.

Purchased Technology and Goodwill.  Purchased technology amounts are recorded at their fair market values as of the date of acquisition and amortized over their estimated useful lives of up to ten years. Identifiable intangible

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets are recognized separately from goodwill if certain criteria are met and those assets are amortized over their estimated useful economic life. Goodwill is not amortized but is tested for impairment as required. The Company tests goodwill for impairment in April each year and more often if circumstances indicate that goodwill may be impaired. If impaired, a charge is recorded in income from operations. The Company found no impairment as a result of its fiscal 2006 and fiscal 2005 annual impairment tests.

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

Revenue Recognition.  Revenue is derived from the sale of products, software, maintenance and services which includes installation and training.

The Company’s method of revenue recognition for certain products requiring installation is in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Accordingly, revenue is recognized when all of the following criteria are met: Persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable, and collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. In general, the fair value of the installation, and other services included in the contracts, are withheld when product is shipped and revenue is recognized when the services are completed. Installation and training services are not considered to be essential to the functionality of the Company’s products, and revenue related to these services is recognized when the services are completed.

Sales of software are accounted for in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Nearly all of the Company’s instruments contain embedded operating system and data management software, which is included in the purchase price. Software is also sold separately and revenue is recognized upon shipments as typically no significant post-delivery obligations remain. Software upgrades are typically sold as part of a service contract with revenue recognized ratably over the term of the service contract.

Vendor specific objective evidence of fair value the maintenance contracts is based on the price charged when an element is sold separately or, if not yet sold separately, when the price is established by authorized management. Delivery is generally considered to have occurred when shipped. Maintenance fees are essentially extended warranty obligations and are recognized ratably over the period of the related maintenance contract. Maintenance consists of product repair services, unspecified software upgrades and telephone support.

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

Stock-Based Compensation Plans.  On July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment”, which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has elected to use the Modified Prospective Transition method such that SFAS No. 123R

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applies to new awards and to awards modified, repurchased or canceled after the effective date. The Company has a stock-based employee compensation plan (Option Plan) and an employee stock purchase plan (ESPP). Generally, stock options granted to employees fully vest four years from the grant date and have a term of ten years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, generally, equal to the vesting period.

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

The following table shows total stock based compensation expense net of related tax benefit included in the accompanying Consolidated Statements of Income for the year ended June 30, 2006 (in thousands):

Year Ended
June 30, 2006

Cost of sales	$372
Selling, general and administrative expenses	3,832
Research and product development expenses	1,368
Tax benefit	(1,751)

$3,821

Had compensation costs under the Company’s stock-based compensation plans been recorded under the APB 25, the effect on income from continuing operations, income before income taxes, net income, cash flows from operations, cash flows from financing activities, and basic and diluted earnings per share for the three months and twelve months ended June 30, 2006, would have been as follows:

a) Income from continuing operations would have been $1.2 million and $5.6 million higher for the three and twelve months ended June 30, 2006, respectively.

b) Net income would have been $552,000 and $3.8 million higher for the three and twelve months ended June 30, 2006, respectively.

c) Cash flows from operations would have been $383,000 and $6.1 million higher for the three and twelve months ended June 30, 2006, respectively.

d) Cash flows from financing activities would have been $383,000 and $6.1 million lower for the three and twelve months ended June 30, 2006, respectively.

e) Basic earnings per share would have been $0.03 and $0.19 higher for the three and twelve months ended June 30, 2006, respectively.

f) Diluted earnings per share would have been $0.03 and $0.19 higher for the three and twelve months ended June 30, 2006, respectively.

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had compensation costs under the Company’s stock-based compensation plans been recorded, the effect on the Company’s net income and earnings per share would have been as follows (in thousands, except per share amounts):

For proforma disclosures, the estimated fair value of the options at the date of grant is amortized to expense over the service period, which generally equals the vesting period.

	Year ended	Year ended
	June 30,	June 30,
	2005	2004

Net income, as reported	$45,490	$41,375
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of taxes	8,707	9,281
Tax benefit	(2,790)	(3,821)

Pro forma net income	$39,573	$35,915

Earnings per share:
Basic — as reported	$2.20	$1.96

Basic — pro forma	$1.92	$1.71

Diluted — as reported	$2.13	$1.89

Diluted — pro forma	$1.85	$1.64

The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model using the multiple option approach for options granted, prior to June 30, 2005 and using the single option approach for options granted after June 30, 2005. These are the following weighted-average assumptions:

	Years ended June 30,
	2006	2005	2004

Volatility for options	40%	47%	49%
Volatility for employee stock purchase plan	30%	27 - 29%	23 - 26%
Risk-free interest rate for options	4 - 4.5%	3.56%	3.3%
Risk-free interest rate for employee stock purchase plan	3.6 - 4.4%	1.74 - 2.71%	0.98 - 1.00%
Expected life of options	4.75 years	5.6 years	5.9 years
Expected life of employee stock purchase plan	6 months	6 months	6 months
Expected dividend	$0.00	$0.00	$0.00

The model incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical dates.

Determining Fair Value

Valuation and amortization method — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term — The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility — The Company’s computation of expected volatility for the year ended June 30, 2006 is based on a combination of historical and market-based implied volatility. Expected volatilities for the year ended June 30, 2005 and 2004 were based mainly on the historical volatility of the Company’s stock price.

Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend — The expected dividend assumption is based on the Company current expectations about the Company’s anticipated dividend policy.

Common Stock Repurchases.  The Company repurchases shares in the open market under its ongoing stock repurchase program. For each share repurchased, the Company reduces the common stock account by the average value per share reflected in the account prior to the repurchase with the excess allocated to retained earnings. The Company currently retires all shares upon repurchase.

During fiscal 2006, the Company repurchased 1,409,577 shares of its common stock on the open market for $73.9 million (an average of $52.41 per share), compared with 1,355,900 shares repurchased for $66.7 million (an average of $49.17 per share) for fiscal 2005. During fiscal 2004, the Company repurchased 1,116,300 shares of its common stock on the open market for $53.7 million (an average of $48.11 per share).

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

Derivative Securities.  Derivative instruments, including certain derivative instruments embedded in other contracts, are recorded on the consolidated balance sheet at their fair value as required by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company formally documents, designates and assesses the effectiveness of transactions that receive hedge accounting.

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

At June 30, 2006, the Company had forward exchange contracts to sell foreign currencies totaling $14.8 million dollars, including approximately $9.0 million in Euros, $4.9 million in Japanese yen, $592,000 Australian dollars and $305,000 in Canadian dollars. At June 30, 2005, the Company had forward exchange contracts to sell foreign currencies totaling $16.6 million dollars, including approximately $8.4 million in Euros, $6.0 million in Japanese yen, $1.5 million Australian dollars and $735,000 in Canadian dollars. At June 30, 2006 and 2005, the aggregate unrealized gains or losses on the forward exchange contracts were not material.

Comprehensive Income.  The Company is required to report comprehensive income in the financial statements, in addition to net income. For the Company, the primary differences between net income and comprehensive income are foreign currency translation adjustments and net unrealized gains or losses on available for sale

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities. At June 30, 2006, 2005 and 2004, the components of accumulated other comprehensive income was as follows:

	2006	2005	2004
	(In thousands)

Foreign currency translation adjustments	$8,605	$5,286	$7,720
Unrealized gain(loss) on securities available for sale, net	(26)	(47)	574

	$8,579	$5,239	$8,294

Reclassifications.  Certain reclassifications have been made to the prior year financial statements to conform to the fiscal 2006 financial statements presentation. The reclassification had no effect on net income or stockholder’s equity.

New Accounting Pronouncements.  In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 ““Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes”, and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. At the present time, the Company does not believe that adoption of SFAS 154 will have a material effect on its financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, effective for fiscal years beginning after December 15, 2006. FIN-48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, classification and disclosure in the Company’s financial statements of tax positions taken or expected to be taken in a tax return. The Company is currently evaluating the provisions in FIN 48, but has not yet determined its expected impact; however it is not anticipated to be material. The Company plans to adopt this new standard on July 1, 2007.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest of another derivative financial instrument. This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company does not believe that adoption of SFAS No. 155 will have a material effect on its financial position, results of operations or cash flows.

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

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Years Ended June 30
	2006	2005	2004

Numerator:
Net income	$35,693	$45,490	$41,375

Denominator:
Shares used to compute net income per common share — basic	20,013	20,655	21,056
Effect of dilutive stock options	514	733	887

Shares used to compute net income per common share — diluted	20,527	21,388	21,943

Basic earnings per share	$1.78	$2.20	$1.96

Diluted earnings per share	$1.74	$2.13	$1.89

Antidilutive common equivalent shares related to stock options excluded from the calculation of diluted shares were approximately 448,228, 300,000 and zero for fiscal 2006, 2005 and 2004, respectively.

Note 3 / SHORT-TERM INVESTMENTS

		Gross
	Cost	Unrealized Losses	Fair Value

June 30, 2006
Auction rate securities	$7,100	$—	$7,100
Corporate debt securities	415	(25)	390

	$7,515	$(25)	$7,490

June 30, 2005
Auction rate securities	$10,125	$—	$10,125
Corporate debt securities(1)	1,013	(36)	977

	$11,138	$(36)	$11,102

(1)	These investments have been in a loss position for greater than 12 months.

Investments with maturities greater than three months, but less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments and are recorded in other assets. Auction rate debt securities with interest rates that reset in less than three months but with maturity dates longer than three months, are classified as short-term investments. At June 30, 2006, all such investments have been classified as “held-to-maturity” and recorded as short-term investments. The corporate debt securities are classified as “available-for-sale” securities and are carried at fair value. At June 30, 2006, the fair value of the securities was $489,000 with $390,000 reported in short-term investments and $99,000 reported in other assets.

In December 1989, the Company invested $3.0 million in the stock of Molecular Devices Corporation (MDC). The Company’s former Chairman and a director served on the Board of Directors of MDC. The Company sold its remaining ownership interest in MDC in fiscal 2005 resulting in a gain of approximately $1.2 million.

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 /	INVENTORIES

Inventories at June 30 consisted of the following:

	2006	2005
	(In thousands)

Finished goods	$13,962	$14,032
Work in process	1,840	2,257
Raw materials and subassemblies	11,900	10,221

	$27,702	$26,510

At June 30, 2006 and 2005, the Company had a reserve of $4.1 million and $4.3 million, respectively, for estimated excess and obsolete inventory.

Note 5 /	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net at June 30 consisted of:

	2006	2005
	(In thousands)

Land	$23,141	$22,975
Buildings and improvements	37,364	33,075
Machinery, equipment and tooling	25,579	23,050
Furniture and fixtures	9,147	8,421

	95,231	87,521
Accumulated depreciation and amortization	(36,531)	(33,607)

Property, plant and equipment, net	$58,700	$53,914

Note 6 /	GOODWILL AND INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other intangible assets reflect current foreign exchange rates.

Changes in the carrying amount of goodwill for the years ended June 30, 2006 and 2005 are as follows (in thousands):

Balance as of June 30, 2004	$24,675
Translation adjustments and other	(37)

Balance as of June 30, 2005	$24,638
Translation adjustments and other	344

Balance as of June 30, 2006	$24,982

The Company’s reporting units represent its operating segments, see Note 14. All goodwill has been assigned to one reporting unit. The evaluation of goodwill is based upon the fair value of this reporting unit. Pursuant to the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company performed an annual impairment test on goodwill in April 2006 and 2005 and determined that goodwill was not impaired.

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding the Company’s other intangible assets having a finite life is as follows (in thousands):

	As of June 30, 2006			As of June 30, 2005
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Patents and trademarks	$3,337	$(735)	$2,602	$379	$(379)	$—
Developed technology	9,695	(8,773)	922	9,718	(7,889)	1,829
Customer relationships	1,411	(413)	998	1,325	(237)	1,088

Total	$14,443	$(9,921)	$4,522	$11,422	$(8,505)	$2,917

During fiscal 2006, the Company pursued its strategic initiative of strengthening its base in the separations chemistry with the acquisition of the patent for polymer based monolith technology from Teledyne-Isco, a subsidiary of Teledyne Technologies Incorporated, for a cash payment of approximately $3.0 million.

The Company amortizes patents and trademarks over a period of seven years and the remaining weighted average amortization period for this category is approximately six years.

The Company amortizes developed technology over a period of three to seven years and the remaining weighted average amortization period for this category is approximately one year. The Company amortizes other intangibles over a period of five to ten years and the remaining weighted average amortization period for this category is approximately six years.

Amortization expense related to intangible assets was $1.4 million, $1.5 million and $1.4 million for the years ended June 30, 2006, 2005 and 2004, respectively. The estimated amortization for each of the five fiscal years subsequent to June 30, 2006 is as follows:

Remaining
Amortization
Year Ending June 30	Expense

2007	$1,324
2008	787
2009	577
2010	537
2011	537
Thereafter	760

Total	$4,522

Note 7 /	FINANCING ARRANGEMENTS

The Company has unsecured lines of credit with various domestic and foreign banks which have been used primarily to minimize the Company’s exposure to foreign currency fluctuations and to fund acquisitions. The available lines of credit totaled $31.7 million and $34.5 million at June 30, 2006 and 2005, respectively. The decrease in existing lines of credit was due to the contractual expiration of certain lines with foreign banks. Borrowings in each country bear interest at local reference rates which ranged from 5.5% to 9.3% at June 30, 2006. There were no amounts outstanding under these lines at June 30, 2006 and 2005. Such line of credit agreements impose certain financial restrictions relating to cash dividends, working capital and tangible net worth.

One of the Company’s foreign subsidiaries discounts trade notes receivable with banks. Total notes receivable discounted were approximately $7.9 million in fiscal 2006 and $14.8 million in fiscal 2005. The uncollected balances of notes receivable due to the discounting banks at June 30, 2006 and 2005 were approximately

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.3 million and $2.7 million, respectively. The Company has a contingent liability to repurchase these notes under certain conditions. The Company has determined that the carrying amount of its contingent liability under this guarantee was insignificant at June 30, 2006 and 2005 based on its past experience of discounting trade notes receivable.

Total interest paid was $71,000 in 2006, $94,000 in 2005 and $177,000 in 2004.

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

Details of the change in accrued product warranty for fiscal 2006, 2005 and 2004 are as follows (in thousands):

			Charged
	Balance		(Credited)		Balance
	Beginning		to Other		End
	of Year	Additions	Accounts(1)	Deductions(2)	of Year

Accrued product warranty:
June 30, 2006	$3,514	$3,810	$134	$(3,965)	$3,493
June 30, 2005	3,584	3,400	(3)	(3,467)	3,514
June 30, 2004	3,188	2,417	164	(2,185)	3,584

(1)	Effects of exchange rate changes.

(2)	Product warranty costs.

Note 9 /	ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of:

	2006	2005
	(In thousands)

Accrued payroll and related expenses	$15,919	$13,044
Deferred revenues	15,296	12,800
Other accrued liabilities	8,458	9,095

	$39,673	$34,939

Note 10 /	STOCK OPTION AND PURCHASE PLANS

Stock Option Plans.  The Company has one stock option plan (the “Option Plan”) under which incentive and nonqualified options may be granted. Options are granted at the stock’s fair market value at the grant date. Options generally become exercisable in increments over a period of four years from the date of grant and expire five or ten years from the grant date.

In August 2006, the Board of Directors approved an amendment to the Company’s Option Plan to increase the number of shares authorized for issuance by 1,500,000 shares. The amendment is subject to approval by the Company’s stockholders at the Annual Meeting of Stockholders.

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of June 30
	2006		2005		2004
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	2,261,642	$32.65	2,642,714	$29.33	3,119,358	$24.97
Granted	356,650	48.23	300,050	47.70	584,500	39.87
Exercised	(831,347)	28.63	(635,998)	26.04	(987,850)	21.80
Canceled	(50,352)	44.21	(45,124)	31.73	(73,292)	29.47

Options outstanding, end of year	1,736,593	$37.43	2,261,642	$32.65	2,642,716	$29.33

Options exercisable at year end	1,052,726	$32.17	1,491,853	$28.93	1,615,195	$26.81

Weighted average fair value of options granted during the year		$19.38		$22.54		$20.39

The total intrinsic value of options exercised were $18.6 million, $18.1 million and $24.3 million in fiscal 2006, 2005 and 2004 respectively. As of June 30, 2006, there was $7.6 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 1.81 years. The total intrinsic value of options exercisable at June 30, 2006 was $23.7 million.

Additional information regarding options outstanding and exercisable as of June 30, 2006 is as follows:

Options Outstanding				Options Exercisable
		Weighted Avg.	Weighted		Weighted
		Remaining	Avg.		Avg.
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (yrs)	Price	Exercisable	Price

$16.31 - 23.98	198,702	5.07	$23.58	198,702	$23.58
23.98 - 30.81	317,861	5.20	26.42	298,236	26.40
30.81 - 34.88	217,300	3.61	32.23	217,300	32.23
34.88 - 39.47	330,486	7.08	39.47	206,021	39.47
39.47 - 47.19	311,344	7.77	46.11	127,035	46.28
47.19 - 54.86	360,900	9.07	48.54	5,432	53.89

$16.31 - 54.86	1,736,593	6.61	$37.43	1,052,726	$32.17

At June 30, 2006, 322,930 shares were available for future grants under the Option Plan.

Employee Stock Purchase Plan.  Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to certain annual limitations. Stock issued under the Purchase Plan was 41,977, 40,113 and 35,418 shares in fiscal 2006, 2005 and 2004 at weighted average prices of $39.39, $40.09 and $29.99, respectively. The weighted average fair value of the fiscal 2006, 2005 and 2004 awards was $11.72, $12.34 and $12.52, respectively. At June 30, 2006, 706,803 shares were reserved for future issuances under the Purchase Plan.

Note 11 /	EMPLOYEE 401(K) PLAN

The Company has a 401(k) tax deferred savings plan covering most U.S. employees. Participants may contribute up to 10% of their compensation and the Company makes matching contributions ($1.4 million in fiscal

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, 2005 and 2004, respectively) limited to 5% of each participant’s compensation. Matching contributions vest in 25% increments each year beginning two years after the participant’s date of employment.

Note 12 /	TAXES ON INCOME

The provision for taxes on income consists of:

	Years Ended June 30
	2006	2005	2004
	(In thousands)

Current:
Federal	$10,599	$10,584	$9,439
State	1,221	664	1,449
Foreign	10,082	9,415	10,280

Total current	21,902	20,663	21,168

Deferred:
Federal	(32)	(84)	(1,197)
State	81	82	(111)
Foreign	869	420	621

Total deferred	918	418	(687)

	$22,820	$21,081	$20,481

Domestic and foreign income before taxes on income is as follows:

	Years Ended June 30
	2006	2005	2004
	(In thousands)

Domestic	$47,012	$53,918	$45,699
Foreign	11,501	12,653	16,157

	$58,513	$66,571	$61,856

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the current and noncurrent deferred tax assets and liabilities are as follows:

	Years Ended June 30
	2005	2004
	(In thousands)

Current deferred tax assets:
Accounting accruals deductible in different periods for tax purposes	$9,342	$9,784
State income tax	316	44
Other	257	150

Total current deferred tax assets	9.915	9,978

Noncurrent deferred tax asset — Difference in tax basis from acquisition	1,208	1,605
Noncurrent deferred tax liabilities:
Accelerated depreciation	993	916
Net unrealized gain on available for sale securities	3	2
Excess tax basis from acquisition	1,208	1,605
Accumulated translation adjustment	1,567	1,392
Other	181	281

Total deferred tax liabilities	3,952	4,196

Net deferred tax assets	$7,171	$7,387

Total income tax expense differs from the amount computed by applying the statutory Federal income tax rate to income before taxes on income as follows:

	Years Ended June 30
	2006	2005	2004

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax effect	1.5	0.7	1.4
Extra Territorial Income (ETI) benefit	(2.2)	(2.3)	(2.1)
Taxes on foreign income	4.3	0.5	1.1
Other	0.4	(2.2)	(2.3)

	39.0%	31.7%	33.1%

Income taxes paid were $9.3 million in fiscal 2006, $17.3 million in fiscal 2005 and $16.3 million in fiscal 2004.

The Company has not provided for Federal income taxes on approximately $38.5 million of undistributed earnings of certain foreign subsidiaries, which have been permanently reinvested in subsidiary operations. If these earnings were distributed to the parent Company, foreign tax credits available under current law would substantially eliminate the resulting Federal income tax liability.

Note 13 /	COMMITMENTS AND OTHER CONTINGENCIES

Certain facilities and equipment are leased under non-cancelable operating leases. The Company generally pays taxes, insurance and maintenance costs on leased facilities and equipment. Minimum annual rental

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitments under these non-cancelable operating leases are $4.5 million for fiscal 2007, $3.6 million for fiscal 2008, $2.7 million for fiscal 2009, $2.3 million for fiscal 2010, $1.7 million for fiscal 2011 and $2.9 million thereafter.

Total rental expense for all operating leases was $5.6 million in fiscal 2006, $5.7 million in fiscal 2005 and $5.2 million in fiscal 2004.

The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that a Dionex product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. While the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. To date, no material claims for such indemnifications are outstanding as of June 30, 2006. The Company has not recorded any liabilities for these indemnification agreements at June 30, 2006 or June 30, 2005.

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

The Company sells products, installation and training services and maintenance within this reportable segment, detailed as follows:

	Years Ended June 30
	2006	2005	2004
	(In thousands)

Products	$254,054	$242,581	$227,270
Installation and training services	8,945	9,218	7,127
Maintenance	28,301	27,518	24,437

	$291,300	$279,317	$258,834

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic information is presented below:

	Years Ended June 30
	2006	2005	2004
	(In thousands)

Net sales to unaffiliated customers:
United States	$80,860	$79,553	$74,169
Europe	91,795	88,075	77,259
Japan	30,428	34,391	42,140
Germany	32,145	32,107	29,514
Other International	56,072	45,191	35,752

Consolidated net sales	$291,300	$279,317	$258,834

At June 30
Long-lived assets:
United States	$45,170	$41,495	$38,582
Europe	9,170	10,010	10,771
Japan	9,420	10,304	10,699
Germany	27,420	22,678	23,112
Other International	1,792	1,583	1,381

Consolidated assets	$92,972	$86,070	$84,545

No individual customer accounted for greater than 10% of net sales in fiscal 2006, 2005 and 2004 or greater than 10% of consolidated accounts receivable at June 30, 2006 and 2005.

Note 15 / RELATED PARTY TRANSACTION

In fiscal 2005, the Company purchased land for 2.3 million Euros (approximately $3.1 million) for expansion of the Company manufacturing facility in Germany. The property was owned 25% by a vice president of the Company. The Company believes that the price was negotiated at an arms-length fair value.

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16	/ QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2006 and 2005.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Fiscal 2006:
Net sales	$68,100	$74,341	$73,674	$75,185
Gross profit	44,330	49,812	48,548	48,753
Net income	9,014	10,900	10,365	5,414
Basic earnings per share	0.45	0.54	0.52	0.27
Diluted earnings per share	0.44	0.53	0.50	0.27
Fiscal 2005:
Net sales	$63,208	$74,152	$70,801	$71,156
Gross profit	41,632	49,479	47,860	48,592
Net income	9,664	12,727	11,960	11,139
Basic earnings per share	$0.47	$0.61	$0.58	$0.55
Diluted earnings per share	$0.45	$0.59	$0.56	$0.53

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of June 30, 2006 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 based on criteria established in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, the Company’s management concluded that, as of June 30, 2006, the Company’s internal control over financial reporting was effective.

In the Company’s 2005 annual report on Form 10-K, the Company determined there was a lack of segregation of duties in certain of the Company’s foreign subsidiaries represented by a lack of independent review and approval of manual journal entries and insufficient control over access to accounting systems. Subsequent to the disclosure of the material weakness, the Company took these steps to remediate this weakness and continues to strengthen its internal controls worldwide.

These measures included:

•	Setting up a weekly steering committee to discuss the Company’s remediation plans and its progress related to the material weakness, including monitoring its fiscal 2006 internal control plans and status;

•	Implementing the use of monthly checklists and journal entry logs at the Company’s subsidiaries;

•	Making enhancements to provide more accurate account variance analysis;

•	Refining roles and responsibilities and segregation of duties among the Company’s world-wide accounting personnel by, among other things, reviewing and approving transactions related to monthly financial packages, providing journal entry logs to corporate, analyzing local expenses and monthly reviews of financial packages by Corporate;

•	Strengthening access controls by reviewing each individual’s access in relation to job function; and

•	Increasing formal interaction and training as well as better coordination to reflect appropriate segregation of duties.

As a result, of our assessment of the Company’s internal controls as of June 30, 2006, the Company’s management has remediated the material weakness from fiscal 2005.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting and management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, as stated in its report that appears below.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dionex Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Dionex Corporation and its subsidiaries (collectively, the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2006 of the Company and our reports dated September 13, 2006 expressed unqualified opinions on those consolidated financial statements and financial statement schedule (which report on the consolidated financial statements includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment).

/s/ Deloitte & Touche LLP

San Jose, California
September 13, 2006

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the sections captioned “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting and Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 27, 2006 (2006 Proxy Statement), which will be filed in accordance with Regulation 14A under the Exchange Act.

IDENTIFICATION OF OFFICERS

See Page 14 of this Report captioned “Executive Officers of the Company”.

CODE OF ETHICS

See Page 11 of this Report captioned “Available Information.”

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Compensation” in the 2006 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2006 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned “Certain Relationships and Related Transactions” in the 2006 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Auditor’s Fees” and “Policy on Audit Committee Pre-Approval” in the 2006 Proxy Statement.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements — See Index to Financial Statements at Page 25 of this Report.

(2) Financial Statement Schedule — See Index to Financial Statement Schedules at page 52 of this Report.

(3) Exhibits — See Exhibit Index at page 55 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIONEX CORPORATION (Company)

By:	/s/ Lukas Braunschweiler
Lukas Braunschweiler
President and Chief Executive Officer

Date: September 11, 2006

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

Signature	Title	Date

/s/ Lukas Braunschweiler Lukas Braunschweiler	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 11, 2006

/s/ Craig A. McCollam Craig A. McCollam	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 11, 2006

/s/ A. Blaine Bowman A. Blaine Bowman	Director	September 11, 2006

/s/ David L. Anderson David L. Anderson	Director	September 11, 2006

/s/ Rod McGeary Rod McGeary	Director	September 11, 2006

/s/ Riccardo Pigliucci Riccardo Pigliucci	Lead Director	September 11, 2006

/s/ Michael W. Pope Michael W. Pope	Director	September 11, 2006

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

FINANCIAL STATEMENT SCHEDULE
Report of Independent Registered Public Accounting Firm	53
Schedule II — Valuation and Qualifying Accounts and Reserves	54

All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dionex Corporation:

We have audited the consolidated financial statements of Dionex Corporation and its subsidiaries (collectively, the “Company”) as of June 30, 2006 and 2005, and for each of the three years in the period ended June 30, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, and the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, and have issued our reports thereon dated September 13, 2006 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment). Such reports are included elsewhere in this Annual Report on Form 10-K for the year ended June 30, 2006. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)(2). The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

San Jose, California
September 13, 2006

SCHEDULE II

DIONEX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED JUNE 30, 2006, 2005 AND 2004

			Charged
	Balance		(Credited)
	Beginning		to Other		Balance
	of Year	Additions	Accounts(1)	Deductions(2)	End of Year
	(In thousands)

YEAR ENDED JUNE 30, 2006:
Allowance for doubtful accounts	$953	$—	$37	$(316)	$674
YEAR ENDED JUNE 30, 2005:
Allowance for doubtful accounts	$760	$350	$(15)	$(142)	$953
YEAR ENDED JUNE 30, 2004:
Allowance for doubtful accounts	$1,275	$130	$26	$(671)	$760

(1)	Effects of exchange rate changes

(2)	Accounts written off, net of recoveries

EXHIBIT INDEX

Exhibit
Number	Description	Reference

3.1	Restated Certificate of Incorporation, filed November 6, 1996	(2)
3.2	Bylaws, as amended on July 29, 2002	(5)
4.1	Stockholder Rights Agreement dated January 21, 1999, between the Company and Bank Boston N.A	(3)
10.1	Medical Care Reimbursement Plan (Exhibit 10.17)	(1)
10.2	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Company (Exhibit 10.15)	(4)
10.3	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Company	(6)
10.4	Dionex Corporation 2004 Equity Incentive Plan (Exhibit 99.1)	(8)
10.5	Form of Stock Option Agreement for non-employee directors (Exhibit 99.2)	(8)
10.6	Form of Stock Option Agreement for other than non-employee directors (Exhibit 99.3)	(8)
10.7	Employee Stock Participation Plan (Exhibit 10.13)	(7)
10.8	Second amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Company (Exhibit 10.1)	(9)
10.9	Change in Control Severance Benefit Plan (Exhibit 10.15)	(10)
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the indicated exhibit in Amendment No. 1 of the Company’s Registration Statement on Form S-1 filed December 7, 1982.

(2)	Incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-Q filed February 13, 1997.

(3)	Incorporated by reference to the corresponding exhibit in the Company’s Quarterly Report on Form 10-Q filed February 16, 1999.

(4)	Incorporated by reference to the indicated exhibit in the Company’s Quarterly Report on Form 10-Q filed February 14, 2001.

(5)	Incorporated by reference to the indicated Exhibit 10.17 in the Company’s Annual Report on Form 10-K filed August 28, 2002.

(6)	Incorporated by reference to the indicated Exhibit in the Company’s Annual Report on Form 10-K filed September 24, 2003.

(7)	Incorporated by reference to the indicated exhibit in the Company’s Annual Report on Form 10-K filed September 10, 2004.

(8)  Incorporated by reference to the Company’s Registration Statement on Form S-8 filed December 8, 2004.

(9)	Incorporated by reference to the indicated exhibit in the Company’s current Report on Form 8-K filed December 22, 2004.

(10)	Incorporated by reference to the indicated exhibit in the Company’s Quarterly Report on Form 10-Q filed May 10, 2005.