Form 10-Q
period 2006-09-30
DIONEX CORP /DE
filed 2006-11-09
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act). (Check One)
Large accelerated filer ☑           Accelerated Filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2006:

CLASS	NUMBER OF SHARES
Common Stock	19,225,192

DIONEX CORPORATION
INDEX

Part I. Financial Information
Item 1. Financial Statements
DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$43,065	$43,524
Short-term investments	502	7,490
Accounts receivable (net of allowance for doubtful accounts of $674 at September 30, 2006 and June 30, 2006)	61,562	63,008
Inventories	28,001	27,702
Deferred taxes	9,941	9,915
Prepaid expenses and other	5,698	5,791

Total current assets	148,769	157,430
Property, plant and equipment, net	61,392	58,700
Goodwill	24,940	24,982
Intangible assets, net	4,623	4,522
Other assets	4,070	4,768

	$243,794	$250,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,066	$—
Accounts payable	10,064	9,395
Accrued liabilities	37,939	39,673
Income taxes payable	9,466	7,100
Accrued product warranty	3,229	3,493

Total current liabilities	63,764	59,661
Deferred taxes	3,771	3,952
Other long-term liabilities	1,500	1,407
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding: 19,221,718 shares at September 30, 2006 and 19,624,839 shares at June 30, 2006)	147,612	148,214
Retained earnings	19,016	28,589
Accumulated other comprehensive income	8,131	8,579

Total stockholders’ equity	174,759	185,382

	$243,794	$250,402

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Net sales	$72,857	$68,100
Cost of sales	24,959	23,770

Gross profit	47,898	44,330

Operating expenses:
Selling, general and administrative	28,429	26,680
Research and product development	5,748	5,534

Total operating expenses	34,177	32,214

Operating income	13,721	12,116
Interest income	339	311
Interest expense	(30)	(53)
Other income (expense), net	(331)	1,473

Income before taxes	13,699	13,847
Taxes on income	5,028	4,833

Net income	$8,671	$9,014

Basic earnings per share	$0.45	$0.45

Diluted earnings per share	$0.44	$0.44

Shares used in computing per share amounts:
Basic	19,441	20,114

Diluted	19,855	20,687

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$8,671	$9,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,635	1,702
Stock based compensation	1,230	1,677
Loss on disposal of fixed assets	74	—
Excess tax benefit related to stock option plans	(109)	(1,927)
Deferred income taxes	(33)	2,734
Changes in assets and liabilities:
Accounts receivable	1,088	2,126
Inventories	(488)	(59)
Prepaid expenses and other assets	623	(1,982)
Accounts payable	(206)	(1,961)
Accrued liabilities	(2,502)	(2,360)
Income taxes payable	2,430	1,649
Accrued product warranty	(238)	(162)

Net cash provided by operating activities	12,175	10,451

Cash flows from investing activities:
Proceeds from sale of marketable securities	9,700	12,141
Purchase of marketable securities	(2,600)	(9,614)
Purchase of property, plant and equipment	(2,471)	(3,051)
Purchase of intangible assets	(423)	(3,056)
Other	—	29

Net cash provided by (used for) investing activities	4,206	(3,551)

Cash flows from financing activities:
Net change in revolving line of credit	3,066	711
Proceeds from issuance of common stock	1,302	6,856
Excess tax benefit related to stock option plans	109	1,927
Repurchase of common stock	(21,491)	(18,769)

Net cash used for financing activities	(17,014)	(9,275)

Effect of exchange rate changes on cash	174	(1,017)

Net decrease in cash and cash equivalents	(459)	(3,392)
Cash and cash equivalents, beginning of period	43,524	42,679

Cash and cash equivalents, end of period	$43,065	$39,287

Supplemental disclosures of cash flow information:
Income taxes paid	56	3,769
Interest expense paid	3	13

Other non-cash activities:
Property and equipment purchased (but not paid for)	1,891	5
See notes to condensed consolidated financial statements

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Dionex Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2007.
2. New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, effective for fiscal years beginning after December 15, 2006. FIN-48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, classification and disclosure in the Company’s financial statements of tax positions taken or expected to be taken in a tax return. The Company is currently evaluating the provisions in FIN 48, and has not yet determined its expected impact. The Company plans to adopt this new standard on July 1, 2007.
In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest of another derivative financial instrument. This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company does not believe that adoption of SFAS No. 155 will have a material effect on its financial position, results of operations or cash flows.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year’s errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe that the adoption of the provisions of SAB108 will materially impact its financial position and results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position and results of operations.

3. Stock-Based Compensation
The Company accounts for its stock plans as required by SFAS No. 123(R) “Share-Based Payment”. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has a stock-based employee compensation plan (Option Plan) and an employee stock purchase plan (ESPP). Generally, stock options granted to employees fully vest four years from the grant date and have a term of ten years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, generally, equal to the vesting period.
The effect of recording stock-based compensation for the three months ended September 30, 2006 and 2005 was as follows (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Cost of sales	$86	$55
Selling, general and administrative expenses	849	1,198
Research and development expenses	295	424

Total stock-based compensation expenses	1,230	1,677
Tax effect on stock-based compensation	(354)	(388)

Net effect on net income	$876	$1,289

Excess tax benefit related to stock option plans:
Cash flows from operations	(109)	(1,927)
Cash flows from financing activities	109	1,927

Effects on earnings per share:
Basic	$0.05	$0.06
Diluted	$0.04	$0.06
The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model using a single option approach for options granted after June 30, 2005, with the following weighted-average assumptions:

	Three Months Ended
	September 30,
	2006	2005
Volatility for options	29%	40%
Volatility for employee stock purchase plan	28%	29%
Risk-free interest rate for options	4.9%	4.0%
Risk-free interest rate for employee stock purchase plan	4.9%	3.6%
Expected life of options	4.75 years	4.75 years
Expected life of employee stock purchase plan	6 months	6 months
Expected dividend	$0.00	$0.00
During the three months ended September 30, 2006, the Company granted 300,250 stock options with an estimated total grant date fair value of $4.8 million after estimated forfeitures.
As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $11.3 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 2.2 years.
Approximately $42,000 and $38,000 of stock-based compensation was capitalized as inventory at September 30, 2006 and June 30, 2006, respectively.

Determining Fair Value
Valuation and amortization method – The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option–pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
Expected Term – The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.
Expected Volatility – Expected volatilities for the three months ended September 30, 2006 and 2005 were based mainly on the historical volatility of the Company’s stock price.
Risk-Free Interest Rate – The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
Expected Dividend – The expected dividend assumption is based on the Company current expectations about the Company’s anticipated dividend policy.
Stock option activity under the Company plans during the three months ended September 30, 2006 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Options	Average	Contractual	Value
	Outstanding	Exercise Price	Term (Years)	(in 000’s )
Balance at June 30, 2006	1,736,593	$37.43
Options granted	300,250	53.38
Options exercised	(16,471)	28.05
Options forfeited/cancelled/expired	(6,316)	45.08

Balance at September 30, 2006	2,014,056	$39.86	6.90	$23,109

Exercisable at September 30, 2006	1,174,427	$33.58	5.64	$20,402

In August 2006, the Board of Directors approved an amendment to the Company’s Option Plan to increase the number of shares authorized for issuance by 1,500,000 shares. The amendment was approved by the Company’s stockholders at the Annual Meeting of Stockholders.
The aggregate intrinsic values in the table above represents the total pretax intrinsic values based on the Company’s closing stock price of $50.94 at September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.
The total pre-tax intrinsic value of options exercised were $353,000 during the three months ended September 30, 2006.

4. Inventories
Inventories consist of (in thousands):

	September 30,	June 30,
	2006	2006
Finished goods	$15,788	$13,962
Work in process	1,568	1,840
Raw materials	10,645	11,900

	$28,001	$27,702

5. Short-term Investments
The Company holds highly liquid debt instruments with maturities of less than one year. These securities are currently classified as “available-for-sale” securities and recorded at their fair value. The difference between the fair value and the amortized cost of the securities was recorded in other comprehensive income, net of deferred taxes.
The aggregate market value, cost basis, and gross unrealized gains and losses of short-term investments by major security type are as follows (in thousands):

		Gross
	Cost	Unrealized Losses	Fair Value
September 30, 2006
Corporate debt securities(1)	$527	$(25)	$502

	$527	$(25)	$502

June 30, 2006
Auction rate securities	$7,100	$—	$7,100
Corporate debt securities (1)	415	(25)	390

	$7,515	$(25)	$7,490

(1)	These short-term investments have been in a loss position for greater than 12 months.
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

	Three Months Ended
	September 30,
	2006	2005
Net income, as reported	$8,671	$9,014
Foreign currency translation adjustments, net of taxes	(448)	(508)
Unrealized gain/(loss) on securities available for sale, net of taxes	—	13

Comprehensive income	$8,223	$8,519

7. Common Stock Repurchases
During the three months ended September 30, 2006, the Company repurchased 437,000 shares of its common stock on the open market for approximately $21.5 million (at an average repurchase price of $49.20 per share), compared with 385,900 shares repurchased for approximately $18.8 million (at an average repurchase price of $48.64 per share) in the same period in the prior fiscal year.
During all of fiscal 2006, the Company repurchased a total of 1,409,577 shares of its common stock on the open market for approximately $73.9 million (at an average repurchase price of $52.41 per share).

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

	Three Months Ended
	September 30,
	2006	2005
Numerator:
Net income	$8,671	$9,014

Denominator:
Weighted average shares used to compute net income per common share — basic	19,441	20,114
Effect of dilutive stock options	414	573

Weighted average shares used to compute net income per common share — diluted	19,855	20,687

Basic earnings per share	$0.45	$0.45

Diluted earnings per share	$0.44	$0.44

Antidilutive common equivalent shares related to stock options excluded from the calculation of diluted shares were 669,611 and 499,143 shares for the three months ended September 30, 2006 and 2005, respectively.
9. Goodwill and Other Intangible Assets
Information regarding the Company’s goodwill and other intangible assets reflects current foreign exchange rates.
Change in the carrying amount of goodwill for the three months ended September 30, 2006 is as follows (in thousands):

Total
Balance as of June 30, 2006	$24,982
Translation adjustments	(42)

Balance as of September 30, 2006	$24,940

The Company performed an annual impairment test of goodwill in April 2006 and determined that goodwill was not impaired.
Information regarding the Company’s other intangible assets follows (in thousands):

	As of September 30, 2006			As of June 30, 2006
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and trademarks	$2,958	$(462)	$2,496	$3,337	$(735)	$2,602
Developed technology	9,680	(8,936)	744	9,695	(8,773)	922
Other	1,839	(456)	1,383	1,411	(413)	998

Total	$14,477	$(9,854)	$4,623	$14,443	$(9,921)	$4,522

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

Amortization expense related to intangible assets was $325,000 and $450,000, in the three months ended September 30, 2006 and 2005, respectively. The remaining estimated amortization for each of the five fiscal years subsequent to September 30, 2006 is as follows (in thousands):

Remaining
Year Ending	Amortization
June 30,	Expense
2007 (remaining nine months)	$1,005
2008	835
2009	625
2010	585
2011	585
Thereafter	988

Total	$4,623

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
Details of the change in accrued product warranty for the three months ended September 30, 2006 and 2005 were as follows (in thousands):

	Balance		Credited	Actual	Balance
	Beginning	Provision	to Other	Warranty	End of
	of Period	For Warranties	Accounts(1)	Costs Incurred	Period
Accrued Product Warranty
Three Months Ended:

September 30, 2006	$3,493	$684	$(13)	$(935)	$3,229

September 30, 2005	$3,514	$1,137	$(18)	$(1,297)	$3,336

(1)	Effects of exchange rate changes
11. Commitments
Revenue generated from international operations is generally denominated in foreign currencies. The Company enters into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market values gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. The Company had forward exchange contracts to sell foreign currencies totaling $11.8 million and $18.4 million at September 30, 2006 and 2005, respectively.
One of the Company’s foreign subsidiaries periodically discounts trade notes receivable with banks. There was no uncollected balances of notes receivable due to the discounting banks at September 30, 2006. The uncollected balances of notes receivable due to the discounting banks were $1.3 million at June 30, 2006.
The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable however, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. To date, no material claims for such indemnifications are outstanding as of September 30, 2006. The Company has not recorded any liabilities for these indemnification agreements at September 30, 2006 and June 30, 2006.

12. Business Segment Information
SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments in annual and interim financial statements of public business enterprises. It also establishes standards for related disclosure about products and service, geographic areas and major customers.
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
The Company’s sales of products, installation and training services and maintenance within this reportable segment, are detailed as follows (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Products	$64,210	$59,941
Installation and Training Services	1,917	1,972
Maintenance	6,730	6,187

	$72,857	$68,100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
Except for historical information contained herein, the discussion below and in the footnotes to the Company’s financial statements contained in this Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things: general economic conditions, foreign currency fluctuations, fluctuations in worldwide demand for analytical instrumentation, fluctuations in quarterly operating results, competition from other products, existing product obsolescence, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail below under the heading “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements.
The Company
Dionex (the “Company”) designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. The Company’s products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications. The Company’s systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical, petrochemical, power generation, and food and electronics industries in a variety of applications. The Company sells into six markets which are Life Sciences, Chemicals, Food Beverage, Electronics, Power and Environmental.
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
The Company reported the highest first quarter sales in its history with $72.9 million which is a growth of 7% compared with $68.1 million in the same period last year. Diluted earnings per share were $0.44 for the first quarter, compared to $0.44 reported in the same period last year. Net income in the first quarter this year included costs of approximately $650,000, net of tax, or $0.03 per share, related to the company initiative to centralize some of its field related technical, administrative and support functions in North America and Europe. Net income in the first quarter of fiscal 2006 included other income of $1.0 million, net of tax, or $0.05 per share, related primarily to a one-time gain from the favorable settlement of a patent litigation. Cash flow from operations during the quarter was strong at $12 million. The Company’s gross profit margin for the quarter as $65.8% compared to 65.1% reported in the same period last year. SG&A expenses were 39.0% of sales, compared with 39.2% reported in the same period last year. R&D expenses for the quarter were 7.9% of sales, down compared with 8.1% reported in the same period last year.
In the three months ended September 30, 2006, approximately 74% of total net sales were from IC/ASE products and 26% were from HPLC/Nano products. The Company is recognized as an innovation leader in the global LC market.

Results of Operations – Three Months Ended September 30, 2006 and 2005
Net sales for the first quarter of fiscal 2007 were $72.9 million, compared with $68.1 million reported for the same period in the prior year. The Company is subject to the effects of foreign currency fluctuations that have an impact on net sales and gross profit and operating expense. Overall, currency fluctuations increased reported net sales by approximately 2% for the three months ended September 30, 2006 compared to an increase of 1% for the same period in the prior year.
Percentage change in net sales over the prior year as indicated in the table below:

Three Months
Ended
September 30, 2006
Percentage change in net sales
Total:	7%
By geographic region:
North America	2%
Europe	13%
Asia/Pacific	4%
Percentage of change in net sales excluding currency fluctuations

Three Months
Ended
September 30, 2006
Percentage change in net sales excluding currency fluctuations
Total:	5%
By geographic region:
North America	1%
Europe	9%
Asia/Pacific	5%
Net sales in North America increased slightly reflecting the still challenging business conditions in certain regions of the country, predominantly regions with large pharmaceutical customers. Net sales in Europe increased double-digits due to good sales growth in all countries particularly in France and Germany. Net sales in the Asia/Pacific region continued to increase primarily due to strong growth in China and Japan.
Gross margin for the first quarter of fiscal 2007 was 65.7% compared to 65.1% in the first quarter last year. The improvement in gross margin was primarily due to higher growth in consumable products which generally have higher margins than our instrumentation, lower production costs for our ICS-3000 systems, offset by slightly higher cost associated with the Company’s new UltiMate 3000 product. The Company has initiated a series of cost reduction projects related to the UltiMate 3000 systems. The Company believes that these projects will allow the margin to improve sequentially throughout the course of the year.
Operating expenses of $34.2 million for the first quarter of fiscal 2007 increased $2.0 million, or 6% from the $32.2 million reported in the same quarter last year. As a percentage of sales, operating expenses remained constant at 47% in the first quarter of fiscal 2007 compared to the same period last year.
Selling, general and administrative (SG&A) expenses increased $1.7 million or 7% to $28.4 million in the first quarter of fiscal 2007 compared to $26.7 million for the same quarter last year. The increase in SG&A expenses was due primarily to the incremental costs of approximately $1.0 million related to the Company’s centralization initiatives in North America and Europe and higher selling and marketing costs of approximately $1.0 million. The increase was partially offset by a decrease of $350,000 in stock based compensation primarily due to a sequential decrease in stock-based compensation expense related to options granted prior to adoption of SFAS 123R. As a percentage of net sales SG&A expenses remained constant at 37% in the first quarter of 2007 compared to the same period last year.
Research and Product development (R&D) expenses of $5.7 million for the first quarter of fiscal 2007 increased $214,000 or 4% from the $5.5 million reported in the same period last year. As a percentage of net sales, R&D expenses remained constant at 8% in the first quarter of both fiscal 2007 and 2006.

Other expense was $331,000 in the first quarter of fiscal 2007 compared to income of $1.5 million for the same period in the prior year. Other expenses in the first quarter of fiscal 2007 were primarily due to the losses on the Company’s hedging activities. Other income in the first quarter of fiscal 2006 resulted primarily from a gain on a settlement of a patent litigation.
The effective tax rate in the first quarter of fiscal 2007 was 36.7%, compared to 35.1% reflected in the same period last year. The increase in the Company’s tax rate was due to the expiration of research tax credits for federal income tax purposes and the phase out of Extra Territorial Income Deductions. If, as expected, legislation extending the research tax credits is passed by congress and signed into law, the Company will recognize the benefits in its tax rate. The Company anticipates its tax rate will be in the range of 36-37% for the rest of fiscal year 2007 including the effects of stock-based compensation.
Net income in the first quarter of fiscal 2007 decreased 4% to $8.7 million compared with $9.0 million reported for the same period last year. Basic and diluted earnings per share where $0.45 and $0.44 in the first quarter of both fiscal years 2007 and 2006, respectively.
Liquidity and Capital Resources
At September 30, 2006, the Company had cash and cash equivalents and short-term investments of $43.6 million. The Company’s working capital was $85.0 million, a decrease of $12.8 million from the $97.8 million reported at June 30, 2006. The decrease was primarily attributable to the Company’s repurchases of common stock offset partially by cash generated from operating activities. Cash generated by operating activities for the three months ended September 30, 2006 was $12.2 million compared with $10.5 million for the same period last year. The increase in operating cash flow was primarily due to lower amounts of payments made for tax payments during the quarter.
Cash provided by investing activities was $4.2 million in the first quarter of fiscal 2007 compared to cash used for investing activities of $3.6 million in the first quarter of fiscal 2006. The net proceeds of $7.1 million from the sale of marketable securities were partially offset by approximately $2.9 million of capital expenditures and intangibles in fiscal 2007. Capital expenditures in fiscal 2007 included additional molded parts, information technology expansion costs and purchases related to the general operation of the Company.
Cash used for financing activities was $17.0 million and $9.3 million in the first quarter of fiscal 2007 and 2006, respectively. The increase was primarily attributable to the repurchase of 437,000 shares of the Company’s common stock for $21.5 million in fiscal 2007 compared with 385,900 shares for $18.8 million in fiscal 2006 and reduced proceeds from issuance of common stock ($1.3 million for fiscal 2007 compared to $6.9 million for fiscal 2006). The increase was partially offset by net proceeds of $3.1 million received from short term borrowings in fiscal 2007 as compared to $711,000 in fiscal 2006. The increase in short-term borrowings was due to the Company’s repurchases of common stock activities.
At September 30, 2006, the Company had utilized $3.1 million in committed bank lines of credit. The Company believes that its cash flow from operations, current cash and cash investments and the remainder of its bank lines of credit will be adequate to meet its cash requirements for at least the next twelve months.
The following table summarizes the Company’s contractual obligations at June 30, 2006, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less
		Than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating Lease Obligations	$17,717	$4,505	$6,304	$4,054	$2,854

There have been no material changes to the Company’s contractual obligations outside ordinary business activities since June 30, 2006, except the change described above related to outstanding borrowings.

New Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, effective for fiscal years beginning after December 15, 2006. FIN-48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, classification and disclosure in the Company’s financial statements of tax positions taken or expected to be taken in a tax return. The Company is currently evaluating the provisions in FIN 48, and has not yet determined its expected impact. The Company plans to adopt this new standard on July 1, 2007.
In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest of another derivative financial instrument. This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company does not believe that adoption of SFAS No. 155 will have a material effect on its financial position, results of operations or cash flows.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year’s errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe that the adoption of the provisions of SAB108 will materially impact its financial position and results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position and results of operations.
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
The Company values its inventory at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. The Company estimates revisions to inventory valuations based on technical obsolescence, historical demand, and projections of future demand and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional valuation provisions may be required. If demand or market conditions are more favorable than projected, higher margins could be realized to the extent inventory is sold which had previously been written down.

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
When the Company determines that the carrying value of long-lived assets or intangible assets with finite lives may not be recoverable based upon the existence of one or more of the above or other indicators, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk inherent in the Company’s current business model. Goodwill is tested for impairment by comparing the fair values of related reporting units to their carrying values. The Company completed its annual review in April 2006 and no impairment was necessary.
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
Foreign Currency Exchange Revenues generated from international operations are generally denominated in foreign currencies. The Company enters into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At September 30, 2006, the Company had forward exchange contracts to sell foreign currencies totaling $11.8 million, including approximately $5.6 million in Euros, $4.1 million in Japanese yen and $1.2 million in Canadian dollars and $900,000 in Australian dollars. The foreign exchange contracts at the end of each fiscal quarter mature within the following quarter. Additionally, contract values and fair market values are the same. A sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to hedging contracts and underlying balances being hedged at September 30, 2006 indicated that these market movements would not have a material effect on the Company’s business, operating results or financial condition.
Foreign currency rate fluctuations can impact the U.S. dollar translation of the Company’s foreign operations in its consolidated financial statements. Currency fluctuations increased reported sales by 2% for the quarter ended September 30, 2006 compared to an increase in reported net sales of 1% for the quarter ended September 30, 2005.
Debt and Interest Expense A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the Company’s outstanding debt balance at September 30, 2006, indicated that such market movement would not have a material effect on its business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on the level of the Company’s outstanding debt and changes in the timing and amount of interest rate movements.
ITEM 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of September 30, 2006 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures.
There were no changes in the Company’s internal control over financial reporting during (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
You should consider carefully the following risk factors as well as other information in this report before investing in any of our securities. If any of the following risks actually occur, our business operating results and financial condition could be adversely affected. This could cause the market price for our common stock to decline, and you may lose all or part of your investment.
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
The Company derived approximately 73% of its net sales from outside the United States in the first quarter ended September 30, 2006 and expects to continue to derive the majority of net sales from outside the United States for the foreseeable future. Most of the Company’s sales outside the United States are denominated in the local currency of its customers. As a result, the U.S. dollar value of the Company’s net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on the Company’s results of operations. In recent periods, the Company’s results of operations have been negatively affected from the appreciation of the U.S. dollar against the Euro, the Japanese yen and other foreign currencies. Tariffs and other trade barriers, difficulties in staffing and managing foreign operations, changes in political environments, interruptions in overseas shipments and changes in tax laws may also impact international sales negatively.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. The Company started a series of repurchase programs in 1989 with the Board of Directors authorizing future repurchases of an additional 1.5 million shares of common stock in August 2006 as well as authorizing the repurchase of additional shares of common stock equal to the number of shares of common stock issued pursuant to the Company’s employee stock plans.
The following table indicates common shares repurchased and additional shares added to the repurchase program during the three months ended September 30, 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total		Maximum
			Shares		Number of
			Purchased	Additional	Shares that
	Total		as Part of	Shares	May Yet Be
	Number	Avg.	Publicly	Authorized	Purchased
	of Shares	Price Paid	Announced	for	Under the
Period	Purchased	per Share	Program(1)	Purchase (1)	Program (1)
July 1 — July 31, 2006	—	—	4,909,277		506,207
August 1 — August 31, 2006	397,000	$49.11	5,306,277	1,530,817	1,640,024
September 1 — September 30, 2006	40,000	$50.16	5,346,277	3,062	1,603,086

(1)	The current repurchase of 1.5 million shares of common stock plus that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to that date.

EXHIBIT INDEX
Item 6. EXHIBITS

Exhibit
Number	Description	Reference
3.1	Restated Certificate of Incorporation, filed November 6, 1996	(2)

3.2	Bylaws, as amended on July 29, 2002	(5)

4.1	Stockholder Rights Agreement dated January 21, 1999, between the Company and Bank Boston N.A.	(3)

10.1	Medical Care Reimbursement Plan (Exhibit 10.17)	(1)

10.2	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Company (Exhibit 10.15)	(4)

10.3	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Company	(6)

10.4	Dionex Corporation 2004 Equity Incentive Plan (Exhibit 99.1)	(8)

10.5	Form of Stock Option Agreement for non-employee directors (Exhibit 99.2)	(8)

10.6	Form of Stock Option Agreement for other than non-employee directors (Exhibit 99.3)	(8)

10.7	Employee Stock Participation Plan (Exhibit 10.13)	(7)

10.8	Second amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Company (Exhibit 10.1)	(9)

10.9	Change in Control Severance Benefit Plan (Exhibit 10.15)	(10)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the indicated exhibit in Amendment No. 1 of the Company’s Registration Statement on Form S-1 filed December 7, 1982.

(2)	Incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-Q filed February 13, 1997.

(3)	Incorporated by reference to the corresponding exhibit in the Company’s Quarterly Report on Form 10-Q filed February 16, 1999.

(4)	Incorporated by reference to the indicated exhibit in the Company’s Quarterly Report on Form 10-Q filed February 14, 2001.

(5)	Incorporated by reference to the indicated Exhibit 10.17 in the Company’s Annual Report on Form 10-K filed August 28, 2002.

(6)	Incorporated by reference to the indicated Exhibit in the Company’s Annual Report on Form 10-K filed September 24, 2003.

(7)	Incorporated by reference to the indicated exhibit in the Company’s Annual Report on Form 10-K filed September 10, 2004.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed December 8, 2004.

(9)	Incorporated by reference to the indicated exhibit in the Company’s current Report on Form 8-K filed December 22, 2004.

(10)	Incorporated by reference to the indicated exhibit in the Company’s Quarterly Report on Form 10-Q filed May 10, 2005.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION (Registrant)
Date: November 9, 2006	By:	/s/ Lukas Braunschweiler
Lukas Braunschweiler
President, Chief Executive Officer And Director

By:	/s/ Craig A. McCollam Craig A. McCollam
Vice President, and Chief Financial Officer

Exhibit Index
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.