Form 10-Q
period 2006-12-31
DIONEX CORP /DE
filed 2007-02-09
CIK 708850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
(408) 737-0700
(Registrant’s Telephone Number, including Area Code)
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

Large accelerated filer ☑	Accelerated Filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 7, 2007:

CLASS	NUMBER OF SHARES

Common Stock	19,096,955

DIONEX CORPORATION
INDEX

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF December 31, 2006 and June 30, 2006	3

	CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE Three Months Ended December 31, 2006 and 2005	4

	CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE Six Months Ended December 31, 2006 and 2005	5

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE Six Months Ended December 31, 2006 and 2005	6

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-13

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-20

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	21

ITEM 4.	CONTROLS AND PROCEDURES	21

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS	22-23

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

ITEM 3.	EXHIBITS

ITEM 6.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

SIGNATURES

EXHIBITS
EXHIBIT 10.8
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Part I. Financial Information
Item 1. Financial Statements
DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	December 31,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$52,071	$43,524
Short-term investments	351	7,490
Accounts receivable (net of allowance for doubtful accounts of $686 at December 31, 2006 and $674 at June 30, 2006)	62,422	63,008
Inventories	27,867	27,702
Deferred taxes	9,993	9,915
Prepaid expenses and other	6,565	5,791

Total current assets	159,269	157,430
Property, plant and equipment, net	62,053	58,700
Goodwill	25,218	24,982
Intangible assets, net	4,308	4,522
Other assets	4,221	4,768

	$255,069	$250,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$5,938	$—
Accounts payable	10,560	9,395
Accrued liabilities	41,233	39,673
Income taxes payable	5,713	7,100
Accrued product warranty	3,259	3,493

Total current liabilities	66,703	59,661
Deferred taxes	3,982	3,952
Other long-term liabilities	1,752	1,407
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)		—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding:
19,074,905 shares at December 31, 2006 and 19,624,839 shares at June 30, 2006)	149,521	148,214
Retained earnings	22,181	28,589
Accumulated other comprehensive income	10,930	8,579

Total stockholders’ equity	182,632	185,382

	$255,069	$250,402

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2006	2005
Net sales	$83,519	$74,341
Cost of sales	27,655	24,529

Gross profit	55,864	49,812

Operating expenses:
Selling, general and administrative	30,576	27,800
Research and product development	6,101	5,440

Total operating expenses	36,677	33,240

Operating income	19,187	16,572
Interest income	283	328
Interest expense	(92)	(33)
Other income, net	262	65

Income before taxes	19,640	16,932
Taxes on income	6,373	6,032

Net income	$13,267	$10,900

Basic earnings per share	$.69	$0.54

Diluted earnings per share	$.68	$0.53

Shares used in computing per share amounts:
Basic	19,154	20,038

Diluted	19,609	20,554

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
Net sales	$156,376	$142,441
Cost of sales	52,614	48,299

Gross profit	103,762	94,142

Operating expenses:
Selling, general and administrative	59,005	54,480
Research and product development	11,849	10,974

Total operating expenses	70,854	65,454

Operating income	32,908	28,688
Interest income	622	639
Interest expense	(122)	(86)
Other income (expense), net	(69)	1,538

Income before taxes	33,339	30,779
Taxes on income	11,401	10,865

Net income	$21,938	$19,914

Basic earnings per share	$1.14	$0.99

Diluted earnings per share	$1.11	$0.97

Shares used in computing per share amounts:
Basic	19,297	20,076

Diluted	19,732	20,621

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$21,938	$19,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,403	3,301
Stock based compensation	2,508	3,131
Loss on disposal of fixed assets	120	—
Excess tax benefit related to stock option plans	(462)	(3,507)
Deferred income taxes	(83)	2,858
Changes in assets and liabilities:
Accounts receivable	1,353	(2,868)
Inventories	385	239
Prepaid expenses and other assets	479	393
Accounts payable	1,074	(453)
Accrued liabilities	1,086	1,424
Income taxes payable	(1,090)	4,487
Accrued product warranty	(262)	108

Net cash provided by operating activities	30,449	29,027

Cash flows from investing activities:
Proceeds from sale of marketable securities	9,700	16,346
Purchase of marketable securities	(2,600)	(18,700)
Purchase of property, plant and equipment	(5,506)	(5,576)
Purchase of intangible assets	(423)	(2,997)
Other	—	48

Net cash provided by (used for) investing activities	1,171	(10,879)

Cash flows from financing activities:
Net change in revolving line of credit	5,938	—
Proceeds from issuance of common stock	3,118	12,605
Excess tax benefit related to stock option plans	462	3,507
Repurchase of common stock	(33,134)	(28,418)

Net cash used for financing activities	(23,616)	(12,306)

Effect of exchange rate changes on cash	543	(1,618)

Net increase in cash and cash equivalents	8,547	4,224
Cash and cash equivalents, beginning of period	43,524	42,679

Cash and cash equivalents, end of period	$52,071	$46,903

Supplemental disclosures of cash flow information:
Income taxes paid	$12,471	$5,575
Interest expense paid	58	21

Other non-cash activities:
Property and equipment purchased (but not paid for)	$418	$384
See notes to condensed consolidated financial statements

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Dionex Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2007.
2. New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, classification and disclosure in the Company’s financial statements of tax positions taken or expected to be taken in a tax return. The Company is currently evaluating the provisions in FIN 48 and has not yet determined its expected impact. The Company plans to adopt this new standard on July 1, 2007.
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior years’ errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ended after November 15, 2006. The Company does not believe that the adoption of the provisions of SAB108 will materially impact its financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position and results of operations.

3. Stock-Based Compensation
The Company accounts for its stock plans as required by SFAS No. 123(Revised 2004) “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has a stock-based employee compensation plan (Option Plan) and an employee stock purchase plan (ESPP). Generally, stock options granted to employees fully vest four years from the grant date and have a term of ten years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, generally, equal to the vesting period.
The effect of recording stock-based compensation for the three months and six months ended December 31, 2006 and 2005 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31, 2005
	2006	2005	2006	2005
Cost of sales	$95	$117	$181	$172
Selling, general and administrative expenses	871	974	1,720	2,172
Research and development expenses	312	363	607	787

Total stock-based compensation expenses	1,278	1,454	2,508	3,131
Tax effect on stock-based compensation	(295)	(351)	(649)	(739)

Net effect on net income	$983	$1,103	$1,859	$2,392

Excess tax benefit related to stock option plans:
Cash flows from operations	$(353)	$(1,580)	$(462)	$(3,507)
Cash flows from financing activities	353	1,580	462	3,507

Effects on earnings per share:
Basic	$0.05	$0.06	$0.10	$0.12
Diluted	$0.05	$0.05	$0.09	$0.12
The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model using a single option approach for options granted after June 30, 2005, with the following weighted-average assumptions:

	Six Months Ended
	December 31,
	2006		2005
Volatility for option plan		28.5%		40%
Volatility for ESPP		27.8%		29%
Risk-free interest rate for option plan		4.50%		4–4.50%
Risk-free interest rate for ESPP		4.9%		3.6%
Expected life of option plan	4.04	years	4.75	years
Expected life of ESPP	6	months	6	months
Expected dividend	$0.00		$0.00
During the six months ended December 31, 2006, the Company options to purchase granted 320,250 shares of common stock options with an estimated total grant date fair value of $5.1 million after estimated forfeitures.
As of December 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $11.0 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 2.2 years.
Approximately $45,751 of stock-based compensation was capitalized as inventory at December 31, 2006.

Determining Fair Value
Valuation and amortization method – The Company estimates the fair value of stock options granted using the Black-Scholes option–pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
Expected Term – The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.
Expected Volatility – Expected volatilities for the six months ended December 31, 2006 and 2005 were based mainly on the historical volatility of the Company’s stock price.
Risk-Free Interest Rate – The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
Expected Dividend – The expected dividend assumption is based on the Company current expectations about the Company’s anticipated dividend policy.
Stock option activity under the Company plans during the six months ended December 31, 2006 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Options	Average	Contractual	Value
	Outstanding	Exercise Price	Term (Years)	(in 000’s )
Balance at June 30, 2006	1,736,593	$37.43
Options granted	320,250	53.76
Options exercised	(75,126)	30.67
Options forfeited/cancelled/expired	(12,300)	49.32

Balance at December 31, 2006	1,969,417	$40.25	6.74	$32,422

Exercisable at December 31, 2006	1,199,962	$34.48	5.55	$26,678

In August 2006, the Board of Directors approved an amendment to the Company’s Option Plan to increase the number of shares authorized for issuance by 1,500,000 shares. The amendment was approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders.
The aggregate intrinsic values in the table above represents the total pretax intrinsic values based on the Company’s closing stock price of $56.71 at December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.
The total pre-tax intrinsic value of options exercised were $1,221,389 and $1,574,389 during the three and six months ended December 31, 2006.

4. Inventories
Inventories consist of (in thousands):

	December 31,	June 30,
	2006	2006
Finished goods	$15,211	$13,962
Work in process	2,018	1,840
Raw materials	10,638	11,900

	$27,867	$27,702

5. Short-term Investments
The Company holds highly liquid debt instruments with maturities of less than one year. These securities are currently classified as “available-for-sale” securities and recorded at their fair value. The difference between the fair value and the amortized cost of the securities were recorded in other comprehensive income, net of deferred taxes.
The aggregate market value, cost basis, and gross unrealized gains and losses of short-term investments by major security type were as follows (in thousands):

		Gross
	Cost	Unrealized Losses	Fair Value
December 31, 2006
Corporate debt securities(1)	$364	$(13)	$351

	$364	$(13)	$351

June 30, 2006
Auction rate securities	$7,100	$—	$7,100
Corporate debt securities (1)	415	(25)	390

	$7,515	$(25)	$7,490

(1)	These short-term investments have been in a loss position for greater than 12 months.
6. Comprehensive Income
Comprehensive income is the change in stockholders’ equity arising from transactions other than investments by owners and distributions to owners. For the Company, the significant components of comprehensive income, other than net income, are foreign currency translation adjustments and net unrealized gains or losses on securities available for sale. The components of accumulated other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income, as reported	$13,266	$10,900	$21,938	$19,914
Foreign currency translation adjustments, net of taxes	2,785	(1,456)	2,337	(1,964)
Unrealized gain on securities available for sale, net of taxes	13	2	13	15

Comprehensive income	$16,064	$9,446	$24,288	$17,965

7. Common Stock Repurchases
During the three months ended December 31, 2006, the Company repurchased 207,566 shares of its common stock on the open market for approximately $11.6 million (at an average repurchase price of $56.09 per share), compared with 199,283 shares repurchased for approximately $9.6 million (at an average repurchase price of $48.41 per share) in the same period in the prior fiscal year.
During all of fiscal 2006, the Company repurchased a total of 1,409,577 shares of its common stock on the open market for approximately $73.9 million (at an average repurchase price of $51.41 per share).

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Numerator:
Net income	$13,266	$10,900	$21,938	$19,914

Denominator:
Weighted average shares used to compute net income per common share — basic	19,154	20,038	19,297	20,076
Effect of dilutive stock options	455	516	435	545

Weighted average shares used to compute net income per common share — diluted	19,609	20,554	19,732	20,621

Basic earnings per share	$0.69	$0.54	$1.14	$0.99

Diluted earnings per share	$0.68	$0.53	$1.11	$0.97

Antidilutive common equivalent shares related to stock options are excluded from the calculation of diluted shares. Approximately 651,302 and 627,229 shares were excluded at December 31, 2006 and 2005, respectively because they were antidilutive.
9. Goodwill and Other Intangible Assets
Information regarding the Company’s goodwill and other intangible assets reflects current foreign exchange rates.
Change in the carrying amount of goodwill for the six months ended December 31, 2006 is as follows (in thousands):

Total
Balance as of July 1, 2006	$24,982
Translation adjustments	236

Balance as of December 31, 2006	$25,218

The Company performed an annual impairment test of goodwill in April 2006 and determined that goodwill was not impaired.
Information regarding the Company’s other intangible assets follows (in thousands):

	As of December 31, 2006			As of June 30, 2006
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and trademarks	$2,958	(568)	2,390	$3,337	$(735)	$2,602
Developed technology	9,865	(9,299)	566	9,695	(8,773)	922
Other	1,872	(520)	1,352	1,411	(413)	998

Total	$14,695	(10,387)	4,308	$14,443	$(9,921)	$4,522

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

Amortization expense related to intangible assets was $336,000 and $360,000, for the six months ended December 31, 2006 and 2005, respectively. The remaining estimated amortization for each of the five fiscal years subsequent to December 31, 2006 is as follows (in thousands):

Remaining
Year Ending	Amortization
June 30,	Expense
2007 (remaining six months)	$752
2008	918
2009	589
2010	585
2011	585
Thereafter	879

Total	$4,308

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
Details of the change in accrued product warranty for the six months ended December 31, 2006 and 2005 were as follows (in thousands):

	Balance		Credited	Actual	Balance
	Beginning	Provision	to Other	Warranty	End of
	of Period	For Warranties	Accounts (1)	Costs Incurred	Period
Accrued Product Warranty
Six Months Ended:	$3,493	$1,398	$48	$ (1,680)	$3,259

December 31, 2006
December 31, 2005	$3,514	$2,157	$(70)	$(2,052)	$3,549

(1)	Effects of exchange rate changes
11. Commitments
Revenue generated from international operations are generally denominated in foreign currencies. The Company enters into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market values gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. The Company had forward exchange contracts to sell foreign currencies totaling $12.6 million and $15.5 million at December 31, 2006 and 2005, respectively.
One of the Company’s foreign subsidiaries periodically discounts trade notes receivable with banks. The uncollected balances of notes receivable due to the discounting were $1.3 million at both December 31, 2006 and June 30, 2006.
The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable however, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. To date, no material claims for such indemnifications were outstanding as of December 31, 2006. The Company has not recorded any liabilities for these indemnification agreements at December 31, 2006 and June 30, 2006.

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
The Company’s sales of products, installation and training services and maintenance within this reportable segment, were detailed as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Products	$73,136	$64,391	$137,346	$124,332
Installation and Training Services	2,589	2,597	4,506	4,569
Maintenance	7,793	7,353	14,523	13,540

	$83,518	$74,341	$156,375	$142,441

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
The Company
Dionex Corporation (the “Company”) designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. The Company’s products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications. The Company’s systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical, petrochemical, power generation, and food and electronics industries in a variety of applications.
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
Geographically, the Company markets and distributes its products and services through its own sales force in Austria, Australia, Brazil, Canada, China, Denmark, France, Germany, India, Italy, Japan, Korea, Netherlands, Switzerland, United Kingdom, and the United States. In each of these countries, the Company maintains one or more local sales offices in order to support and service the Company customers in the regions. The Company manufactures its products based upon its forecast of customer demand and maintains adequate inventories of completed modules or finished goods in advance of receipt of firm orders. System or instrument orders are generally placed by the customer on an as-needed basis, and instruments are usually shipped within two to six weeks after receipt of an order.
The Company reported the highest quarterly sales in its history with $83.5 million for the second quarter of fiscal 2007, which is a growth of 12% compared with $74.3 million in the same period last year. Operating income for the quarter was $19.2 million, or 16% growth over Q2 prior year operating income of $16.6 million. Cash flow from operations during the quarter was strong at $18.3 million. The Company’s gross profit margin for the quarter was 66.9% compared to 67.0% reported in the same period last year. SG&A expenses were 36.6% of sales, compared with 37.4% reported in the same period last year. R&D expenses for the quarter were 7.3% of sales, unchanged from the 7.3% reported in the same period last year. Diluted earnings per share grew 28% to $0.68 for the second quarter, compared to $0.53 reported in the same period last year.

Net sales in the six months ended December 31, 2006 were $156.4 million, an increase of 10% compared with the $142.4 million reported in the first six months of fiscal 2006. Diluted earnings per share grew 14% to $1.11 in the first six months from $0.97 in the prior year. Operating income was $32.9 million, growing 15% over the prior period operating income of $28.7 million. Gross profit margin for the six months ended December 31, 2006 was 66.4% compared to 66.1% in the prior six month period. Net income in the first six months this year included costs of approximately $700,000, net of tax, or $0.04 per share, related to the Company initiative to centralize some of its field related technical, administrative and support functions in North America and Europe and a discrete tax benefit from the extension of the federal research credit of approximately $550,000, or $0.03 per share. Net income in the first six months of fiscal 2006 included other income of $1.0 million, net of tax, or $0.05 per share, related primarily to a one-time gain from the favorable settlement of a patent litigation.
Results of Operations
Net sales for the second quarter of fiscal 2007 were $83.5 million, compared with $74.3 million reported for the same period in the prior year. The Company is subject to the effects of foreign currency fluctuations that have an impact on net sales and gross profit and operating expense. Overall, currency fluctuations increased reported net sales growth from 9% to 12% for the three months ended December 31, 2006 compared to a decrease of 3% for the same period in the prior year.
Net sales in the six months ended December 31, 2006 were $156.4 million, or 10% growth, compared to $142.4 million in the same six month period in the prior year. Currency fluctuations increased reported net sales growth from 7% to 10% for the six month period compared to a decrease of 3% for the same period last year.
Percentage change in net sales over the prior year as indicated in the table below:

	Three Months	Six Months
	Ended	Ended
	December 31, 2006	December 31, 2006
Percentage change in net sales
Total:	12%	10%
By geographic region:
North America	(2%)	0%
Europe	15%	14%
Asia/Pacific	27%	15%
Percentage of change in net sales excluding currency fluctuations were as indicated in the table below:

	Three Months	Six Months
	Ended	Ended
	December 31, 2006	December 31, 2005
Percentage change in net sales excluding currency fluctuations
Total:	9%	7%
By geographic region:
North America	(2%)	(1%)
Europe	7%	8%
Asia/Pacific	27%	16%
Net sales in North America declined 2% in the second quarter of fiscal 2007, and were unchanged for the six months ending December 31, 2006 as compared to the second quarter of fiscal 2006, reflecting the still challenging business conditions in certain regions of the country, predominantly regions with larger pharmaceutical customers. Net sales in Europe increased 15% and 14% for the quarter and six month period, respectively, due to good sales growth in all countries particularly in Germany and the United Kingdom. The increase in sales was driven by strong growth in the life sciences market. Net sales in the Asia/Pacific region grew 27% in the second quarter, and 15% in the six month period, primarily due to strong growth in China and Japan.
Sales in the life sciences markets were up strongly in the second quarter, despite the fact that the larger pharmaceutical companies represent still a challenging market, primarily in North America. Demand in the Company’s environmental market was up slightly for the quarter. Sales in the Company’s chemical/petrochemical, electronics and power markets were up significantly in the quarter. The chemical/petrochemical market has continued to perform strongly for several quarters. The food/beverage market demand was down slightly this quarter after a strong first quarter.

Sales for the first six months ended December 31, 2006 in the life sciences markets were up strongly, mainly due to increasing demand in Europe. Environmental markets for the period were essentially unchanged, while the food/beverage market saw growth in the mid-single digits driven by strong growth in Asia. Growth in the chemical/petrochemical markets was very strong primarily in Asia and North America. Demand in the electronics and power markets was up sharply across all geographies for the six months.
Gross margin for the second quarter of fiscal 2007 was 66.9% virtually unchanged compared to 67.0% in the second quarter last year. Gross margin for the first six months of fiscal 2007 was 66.4%, up slightly compared to the 66.1% reported in the first six months of fiscal 2006. The improvement in gross margin was primarily due to higher growth in consumable products which generally have higher margins than the Company’s instrumentation, lower production costs for the Company’s ICS-3000 systems, offset slightly by higher costs associated with the Company’s new UltiMate 3000 products. The Company had anticipated gross margin to improve sequentially throughout the year and exceeded that goal with a 1.2 percentage point increase from the first quarter. The higher margin as compared to the first quarter of FY 07 resulted primarily from higher than expected consumables growth and from the continued progress made in the IC and HPLC instrument product cost reduction initiatives. The Company believes that the gross profit margin will be comparable to this quarter over the remainder of the fiscal year as continued progress is made on cost reduction initiatives, partially offset by a reduction in the sales growth of consumable products back to a more sustainable growth rate.
Operating expenses of $36.7 million for the second quarter of fiscal 2007 increased $3.4 million, or 10% from the $33.2 million reported in the same quarter last year. Operating expenses for the six month period were $70.9 million, representing an 8% increase over the prior year period of $65.5 million. As a percentage of sales, operating expenses were 43.9% and 44.7% in Q2 of fiscal 2007 and 2006 respectively. The effects of foreign currency increased total operating expenses by 4 percentage points for the quarter.
Selling, general and administrative (SG&A) expenses increased $2.8 million or 10% to $30.6 million in the second quarter of fiscal 2007 compared to $27.8 million for the same quarter last year. Effects of foreign currency increased SG&A by $1.2 million compared with the second quarter of fiscal 2006. Increased marketing costs related to sales initiatives and continued expansion in the Asia Pacific region made up the majority of the increase. As a percentage of net sales SG&A expenses remained constant at 37% in both the second quarter of fiscal 2007 and 2006.
SG&A expenses for the six month period ended December 31, 2006 were up 8%, or $4.5 million from the same period last year. The increase in SG&A expenses was due primarily to the incremental costs of approximately $1.1 million related to the Company’s centralization initiatives in North America and Europe and higher selling costs of approximately $2.8 million. Foreign currency increased SG&A expenses by 4 percentage points for the six month period mainly attributable to the Company’s European operations, which made up 39% of the total SG&A expense. SG&A expenses as a percentage of net sales were 38% for both the six-month periods in fiscal 2007 and 2006.
Research and product development (R&D) expenses of $6.1 million for the second quarter of fiscal 2007 increased $662,000 or 12% from the $5.4 million reported in the same period last year. As a percentage of net sales, R&D expenses remained constant at 7% in the second quarter of both fiscal 2007 and 2006.
R&D expenses for the six month period ended December 31 increased 8% from $11.0 million to $11.8 million in fiscal 2006 and 2007, respectively. The increase is partially attributable to the cost reduction efforts related to the Company’s Ultimate 3000 product line.
The effective tax rate in the second quarter of fiscal 2007 was 32.6%, compared to 35.6% reflected in the same period last year. The decrease in the Company’s tax rate was due to a discrete tax benefit from the extension of the federal research credit for approximately $550,000, or 3%. Legislation extending the research tax credits was passed by congress and signed into law in December 2006 allowing the Company to recognize the benefits in its tax rate for the second quarter. The Company anticipates its tax rate will be in the range of 35-36% for the full fiscal year 2007.
Net income in the second quarter of fiscal 2007 increased 22% to $13.2 million compared with $10.9 million reported for the same period last year. Diluted earnings per share were $0.68 and $0.53 in the second quarter of fiscal years 2007 and 2006, respectively. Net income for the six month period was $21.9 in fiscal 2007 and $19.9 in fiscal 2006, representing 10% growth.

The Company’s diluted earnings per share were $0.68 for the second quarter, an increase of 28% compared with the second quarter of last year. Diluted earnings per share for the first six months of fiscal 2007 were $1.11, an increase of 14% compared with the diluted earnings per share of $0.97 reported for the first six months of fiscal 2006. Net income in the first six months of this year included costs of approximately $700,000, net of tax, or $0.04 per share, related to the Company’s initiative to centralize some of its field related technical, administrative and support functions in North America and Europe and a discrete tax benefit from the extension of the federal research credit of approximately $550,000 or $0.03 per share. Net income in the first six months of last fiscal year included other income of $1.0 million, net of tax, or $0.05 per share, related to a one-time gain from the favorable settlement of a patent litigation.
Liquidity and Capital Resources
At December 31, 2006, the Company had cash and cash equivalents and short-term investments of $52.1 million. The Company’s working capital was $92.6 million, a decrease of $5.2 million from the $97.8 million reported at June 30, 2006. The decrease was primarily attributable to the Company’s repurchases of common stock during the quarter. Cash generated by operating activities for the six months ended December 31, 2006 was $30.4 million compared with $29.0 million for the same period last year. The increase in operating cash flow was primarily due to an increase in operating results and lower accounts receivable due to higher customer receipts partially offset by higher income tax payments.
Cash provided by investing activities was $1.2 million in the six months of fiscal 2007 compared to cash used for investing activities of $10.9 million in first six months of fiscal 2006. The net proceeds of $7.1 million from the sale of marketable securities were partially offset by approximately $5.5 million of capital expenditures and intangibles in fiscal 2007. Capital expenditures in fiscal 2007 of $5.5 million included additional molded parts, information technology expansion costs and purchases related to the general operation of the Company.
Cash used for financing activities was $23.6 million and $12.3 million in the first six months of fiscal 2007 and 2006, respectively. The increase was primarily attributable to the repurchase of 644,566 shares of the Company’s common stock for $33.1 million in fiscal 2007 compared with 585,183 shares for $28.4 million in fiscal 2006, reduced proceeds from issuance of common stock ($3.1 million for fiscal 2007 compared to $12.6 million for fiscal 2006) and decreased tax benefit related to stock option plans ($462,000 for fiscal 2007 compared to $3.5 million in fiscal 2006). The increase was partially offset by net proceeds of $5.9 million received from short term borrowings in fiscal 2007 as compared to no borrowings in fiscal 2006. The increase in short-term borrowings resulted from the Company’s repurchases of its common stock.
At December 31, 2006, the Company had utilized $5.9 million in committed bank lines of credit. The Company believes that its cash flow from operations, current cash and cash equivalents and short-term investmetns and the remainder of its bank lines of credit will be adequate to meet its cash requirements for at least the next twelve months.
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

New Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, classification and disclosure in the Company’s financial statements of tax positions taken or expected to be taken in a tax return. The Company is currently evaluating the provisions in FIN 48 and has not yet determined its expected impact. The Company plans to adopt this new standard on July 1, 2007.
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior years’ errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe that the adoption of the provisions of SAB108 will materially impact its financial position and results of operations.
In September 2006, the FASB SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position and results of operations.
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
Foreign Currency Exchange Revenues generated from international operations are generally denominated in foreign currencies. The Company enters into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At December 31, 2006, the Company had forward exchange contracts to sell foreign currencies totaling $12.6 million, including approximately $6.7 million in Euros, $4.2 million in Japanese yen, $0.5 million in Canadian dollars and $1.1 million in Australian dollars. The foreign exchange contracts at the end of each fiscal quarter mature within the following quarter. Additionally, contract values and fair market values are the same. A sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to hedging contracts and underlying balances being hedged at December 31, 2006 indicated that these market movements would not have a material effect on the Company’s business, operating results or financial condition.
Foreign currency rate fluctuations can impact the U.S. dollar translation of the Company’s foreign operations in its consolidated financial statements. Currency fluctuations increased reported sales by 3% for the quarter ended December 31, 2006 compared to a decrease in reported net sales of 3% for the quarter ended December 31, 2005.
Debt and Interest Expense A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the Company’s outstanding debt balance at December 31, 2006, indicated that such market movement would not have a material effect on its business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on the level of the Company’s outstanding debt and changes in the timing and amount of interest rate movements.
ITEM 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2006 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls are procedures are effective at the “reasonable assurance” level. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
There were no changes in the Company’s internal control over financial reporting during (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. RISK FACTORS
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
The Company derived approximately 73% of its net sales from outside the United States in the second quarter ended December 31, 2006 and expects to continue to derive the majority of net sales from outside the United States for the foreseeable future. Most of the Company’s sales outside the United States are denominated in the local currency of its customers. As a result, the U.S. dollar value of the Company’s net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on the Company’s results of operations. In recent periods, the Company’s results of operations have been negatively affected from the appreciation of the U.S. dollar against the Euro, the Japanese yen and other foreign currencies. Tariffs and other trade barriers, difficulties in staffing and managing foreign operations, changes in political environments, interruptions in overseas shipments and changes in tax laws may also impact international sales negatively.
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
The following table indicates common shares repurchased and additional shares added to the repurchase program during the three months ended December 31, 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total		Maximum
			Shares		Number of
			Purchased	Additional	Shares that
	Total		as Part of	Shares	May Yet Be
	Number	Avg.	Publicly	Authorized	Purchased
	of Shares	Price Paid	Announced	for	Under the
Period	Purchased	per Share	Program(1)	Purchase (1)	Program (1)
October 1 – October 31, 2006	—	—	5,346,277	9,126	1,605,184
November 1 - November 30, 2006	184,505	$56.05	5,530,782	41,043	1,461,722
December 1 – December 31, 2006	23,061	$57.35	5,553,843	8,486	1,456,273

(1)	The current repurchase of 1.5 million shares of common stock plus that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to that date.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2006 Annual Meeting of Stockholders was held on November 10, 2006. The six persons name below were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the Company’s Annual Meeting of Stockholders in 2006 and until their successors are duly elected and qualified. There were 19,260,565 shares of the Company’s common stock entitled to vote at the Annual Meeting of Stockholders. The voting regarding each nominee was as follows:

	For	Withheld
David L. Anderson	16,976,526	582,407
A. Blaine Bowman	16,998,842	560,091
Lukas Braunschweiler	17,059,285	499,648
Roderick McGeary	16,971,959	586,974
Ricardo Pigliucci	17,039,845	519,088
Michael W. Pope	16,270,132	1,288,801
The other matter, voted upon at the Annual Meeting and the result of the voting with respect to such matter was as follows:
1.	Increase the number of shares of common stock authorized for issuance under the Dionex Corporation 2004 Equity Incentive Plan by 1.5 million.

For	Against	Abstained
11,344,617	3,650,871	9,775
2.	To ratify the selection of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending June 30, 2007.

For	Against	Abstained
17,342,675	212,109	4,149

EXHIBIT INDEX
Item 6. EXHIBITS

Exhibit
Number	Description	Reference

3.1	Restated Certificate of Incorporation, filed November 6, 1996	(2)

3.2	Bylaws, as amended on July 29, 2002	(5)

4.1	Stockholder Rights Agreement dated January 21, 1999, between the Company and Bank Boston N.A.	(3)

10.1	Medical Care Reimbursement Plan (Exhibit 10.17)	(1)

10.2	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Company (Exhibit 10.15)	(4)

10.3	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and the Company	(6)

10.4	Dionex Corporation 2004 Equity Incentive Plan (Exhibit 99.1)	(8)

10.5	Form of Stock Option Agreement for non-employee directors (Exhibit 99.2)	(8)

10.6	Form of Stock Option Agreement for other than non-employee directors (Exhibit 99.3)	(8)

10.7	Employee Stock Participation Plan (Exhibit 10.13)	(7)

10.8	Third amendment to Credit Agreement dated December 1, 2006 between Wells Fargo Bank and the Company

10.9	Change in Control Severance Benefit Plan (Exhibit 10.15)	(9)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the indicated exhibit in Amendment No. 1 of the Company’s Registration Statement on Form S-1 filed December 7, 1982.

(2)	Incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-Q filed February 13, 1997.

(3)	Incorporated by reference to the corresponding exhibit in the Company’s Quarterly Report on Form 10-Q filed February 16, 1999.

(4)	Incorporated by reference to the indicated exhibit in the Company’s Quarterly Report on Form 10-Q filed February 14, 2001.

(5)	Incorporated by reference to the indicated Exhibit 10.17 in the Company’s Annual Report on Form 10-K filed August 28, 2002.

(6)	Incorporated by reference to the indicated Exhibit in the Company’s Annual Report on Form 10-K filed September 24, 2003.

(7)	Incorporated by reference to the indicated exhibit in the Company’s Annual Report on Form 10-K filed September 10, 2004.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed December 8, 2004.

(9)	Incorporated by reference to the indicated exhibit in the Company’s Quarterly Report on Form 10-Q filed May 10, 2005.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION (Registrant)
Date: February 9, 2007	By:	/s/ Lukas Braunschweiler
Lukas Braunschweiler
President, Chief Executive Officer And Director

	By:	/s/ Craig A. McCollam
Craig A. McCollam
Vice President and Chief Financial Officer

Exhibit Index
10.8	Third amendment to Credit Agreement dated December 1, 2006 between Wells Fargo Bank and the Company.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.