Form 10-Q
period 2007-03-31
DIONEX CORP /DE
filed 2007-05-10
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☑       Accelerated Filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2007:

CLASS	NUMBER OF SHARES

Common Stock	19,024,049

DIONEX CORPORATION
INDEX

Part I. Financial Information
Item 1. Financial Statements
DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$55,265	$43,524
Short-term investments	236	7,490
Accounts receivable (net of allowance for doubtful accounts of $712 at March 31, 2007 and $674 at June 30, 2006)	67,951	63,008
Inventories	28,289	27,702
Deferred taxes	9,453	9,915
Prepaid expenses and other	9,108	5,791

Total current assets	170,302	157,430
Property, plant and equipment, net	62,284	58,700
Goodwill	25,334	24,982
Intangible assets, net	3,991	4,522
Other assets	4,233	4,768

	$266,144	$250,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,546	$—
Accounts payable	12,241	9,395
Accrued liabilities	47,360	39,673
Income taxes payable	9,018	7,100
Accrued product warranty	3,313	3,493

Total current liabilities	74,478	59,661
Deferred taxes	4,213	3,952
Other long-term liabilities	2,128	1,407
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding:
18,941,757 shares at March 31, 2007 and 19,624,839 shares at June 30, 2006)	154,081	148,214
Retained earnings	19,257	28,589
Accumulated other comprehensive income	11,987	8,579

Total stockholders’ equity	185,325	185,382

	$266,144	$250,402

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net sales	$84,954	$73,674
Cost of sales	29,172	25,126

Gross profit	55,782	48,548

Operating expenses:
Selling, general and administrative	31,389	27,739
Research and product development	6,360	5,675

Total operating expenses	37,749	33,414

Operating income	18,033	15,134
Interest income	319	495
Interest expense	(83)	(36)
Other income, net	205	(73)

Income before taxes	18,474	15,520
Taxes on income	6,977	5,155

Net income	$11,497	$10,365

Basic earnings per share	$0.60	$0.52

Diluted earnings per share	$0.59	$0.50

Shares used in computing per share amounts:
Basic	19,047	20,049

Diluted	19,551	20,542

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	March 31,
	2007	2006
Net sales	$241,330	$216,115
Cost of sales	81,786	73,425

Gross profit	159,544	142,690

Operating expenses:
Selling, general and administrative	90,394	82,219
Research and product development	18,209	16,649

Total operating expenses	108,603	98,868

Operating income	50,941	43,822
Interest income	941	1,134
Interest expense	(205)	(122)
Other income, net	136	1,465

Income before taxes	51,813	46,299
Taxes on income	18,378	16,020

Net income	$33,435	$30,279

Basic earnings per share	$1.74	$1.51

Diluted earnings per share	$1.70	$1.47

Shares used in computing per share amounts:
Basic	19,214	20,067

Diluted	19,672	20,595

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$33,435	$30,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,235	4,810
Stock based compensation	3,797	4,397
Loss on disposal of fixed assets	403	399
Excess tax benefit related to stock option plans	(1,043)	(5,752)
Deferred income taxes	726	4,184
Changes in assets and liabilities:
Accounts receivable	(3,590)	(2,835)
Inventories	385	(966)
Prepaid expenses and other assets	(1,696)	(1,288)
Accounts payable	2,715	67
Accrued liabilities	7,318	2,976
Income taxes payable	2,737	7,906
Accrued product warranty	(221)	(105)

Net cash provided by operating activities	50,201	44,072

Cash flows from investing activities:
Proceeds from sale of marketable securities	9,700	23,346
Purchase of marketable securities	(2,600)	(28,800)
Purchase of property, plant and equipment	(7,446)	(8,037)
Purchase of intangible assets	(439)	(3,005)
Proceeds of property and equipment	(26)	—

Net cash used for investing activities	(811)	(16,496)

Cash flows from financing activities:
Net change in revolving line of credit	2,546	—
Proceeds from issuance of common stock	7,730	23,023
Excess tax benefit related to stock option plans	1,043	5,752
Repurchase of common stock	(49,474)	(49,722)

Net cash used for financing activities	(38,155)	(20,947)

Effect of exchange rate changes on cash	506	(1,420)

Net increase in cash and cash equivalents	11,741	5,209
Cash and cash equivalents, beginning of period	43,524	42,679

Cash and cash equivalents, end of period	$55,265	$47,888

Supplemental disclosures of cash flow information:
Income taxes paid	$16,018	$7,310
Interest expense paid	105	41
Other non-cash activities:
Property and equipment purchased (but not paid for)	$247	$601
See notes to condensed consolidated financial statements

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Dionex Corporation (referred to herein as “We” or “Our”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2007.
2. New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (or “fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for us as of the first quarter of fiscal 2009. We are currently evaluating the impact of this pronouncement on our financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year’s financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior years’ errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ended after November 15, 2006. We do not believe that the adoption of the provisions of SAB 108 will materially impact our financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.
In June 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, classification and disclosure in our financial statements of tax positions taken or expected to be taken in a tax return. We are currently evaluating the provisions in FIN 48 and have not yet determined its expected impact. We plan to adopt this new standard on July 1, 2007.

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. This standard permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest of another derivative financial instrument. This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have a material effect on our financial position, results of operations or cash flows.
3. Stock-Based Compensation
We account for our stock plans as required by SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. We have a stock-based employee compensation plan (Option Plan) and an employee stock purchase plan (ESPP). Generally, stock options granted to employees fully vest four years from the grant date and have a term of ten years. We recognize stock-based compensation expense over the requisite service period of the individual grants, generally, equal to the vesting period.
The effect of recording stock-based compensation for the three months and nine months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Cost of sales	$106	$106	$287	$278
Selling, general and administrative expenses	873	852	2,594	3,024
Research and development expenses	313	309	920	1,096

Total stock-based compensation expenses	1,293	1,267	3,801	4,398
Tax effect on stock-based compensation	(472)	(428)	(1,389)	(1,167)

Net effect on net income	$821	$839	$2,412	$3,231

Excess tax benefit related to stock option plans:
Cash flows from operations	$(581)	$(2,245)	$(1,043)	$(5,752)
Cash flows from financing activities	581	2,245	1,043	5,752
Effects on earnings per share:
Basic	$0.05	$0.04	$0.13	$0.16
Diluted	$0.05	$0.04	$0.12	$0.16
The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model using a single option approach for options granted after June 30, 2005, with the following weighted-average assumptions:

	Nine Months Ended
	March 31
	2007	2006
Volatility for option plan	28.9%	40%
Volatility for ESPP	34.2%	29%
Risk-free interest rate for option plan	4.50 – 4.75%	4–4.50%
Risk-free interest rate for ESPP	4.98%	3.6%
Expected life of option plan	4.04 years	4.75 years
Expected life of ESPP	6 months	6 months
Expected dividend	$0.00	$0.00
During the nine months ended March 31, 2007, we granted options to purchase 326,250 shares of common stock with an estimated fair value of $5.9 million after estimated forfeitures (at a weighted average exercise price of $53.58).
As of March 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $9.9 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 1.8 years.
Approximately $40,000 of stock-based compensation was capitalized as inventory at March 31, 2007.

Determining Fair Value
Valuation and amortization method – We estimate the fair value of stock options granted using the Black-Scholes option–pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
Expected Term – The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards.
Expected Volatility – Expected volatilities for the six months ended March 31, 2007 and 2006 were based on the historical volatility of our stock price.
Risk-Free Interest Rate – The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
Expected Dividend – The expected dividend assumption is based on our current expectations about our anticipated dividend policy.
Stock option activity under our plans during the nine months ended March 31, 2007 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Options	Average	Contractual	Value
	Outstanding	Exercise Price	Term (Years)	(in 000’s )
Balance at June 30, 2006	1,736,593	$37.43
Options granted	326,250	53.58
Options exercised	(181,210)	33.27
Options forfeited/cancelled/expired	(17,111)	48.14
Balance at March 31, 2007	1,864,522	40.56	6.58	$51,368
Options vested and expected to vest at March 31, 2007	1,855,820	40.51	5.89	$51,214
Exercisable at March 31, 2007	1,159,055	34.92	5.43	$38,469
In August 2006, our Board of Directors approved an amendment to our Option Plan to increase the number of shares authorized for issuance by 1,500,000 shares. The amendment was approved by our stockholders at the 2006 Annual Meeting of Stockholders.
The aggregate intrinsic values in the table above represent the total pretax intrinsic values based on our closing stock price of $68.11 at March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.
The total pre-tax intrinsic value of options exercised were $3,695,967 and $6,313,356 respectively during the three and nine months ended March 31, 2007.
4. Inventories
Inventories consisted of (in thousands):

	March 31	June 30,
	2007	2006
Finished goods	$16,023	$13,962
Work in process	1,856	1,840
Raw materials	10,412	11,900

	$28,289	$27,702

5. Short-term Investments
We generally hold highly liquid debt instruments with maturities of less than one year. These securities are currently classified as “available-for-sale” securities and recorded at their fair value. The difference between the fair value and the amortized cost of the securities were recorded in other comprehensive income, net of deferred taxes.

The aggregate market value, cost basis, and gross unrealized gains and losses of short-term investments by major security type were as follows (in thousands):

		Gross
	Cost	Unrealized Losses	Fair Value
March 31, 2007
Corporate debt securities (1)	$246	$(10)	$236

June 30, 2006
Auction rate securities	$7,100	$—	$7,100
Corporate debt securities (1)	415	(25)	390

	$7,515	$(25)	$7,490

(1)	These short-term investments have been in a loss position for greater than 12 months.
6. Comprehensive Income
Comprehensive income is the change in stockholders’ equity arising from transactions other than investments by owners and distributions to owners. The significant components of comprehensive income, other than net income, are foreign currency translation adjustments and net unrealized gains or losses on securities available for sale. The components of accumulated other comprehensive income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income, as reported	$11,497	$10,365	$33,435	$30,279
Foreign currency translation adjustments, net of taxes	(1,051)	1,518	(3,388)	(446)
Unrealized gain on securities available for sale, net of taxes	(6)	(6)	(20)	9

Comprehensive income	$10,440	$11,877	$30,027	$29,842

7. Common Stock Repurchases
During the three months ended March 31, 2007, we repurchased 258,310 shares of our common stock on the open market for approximately $16.3 million (at an average repurchase price of $63.23 per share), compared with 394,672 shares repurchased for approximately $21.3 million (at an average repurchase price of $53.98 per share) in the same period in the prior fiscal year.
During the nine months ended March 31, 2007, we repurchased 902,876 shares of our common stock on the open market for approximately $49 million (at an average price of $56.18 per share), compared with 979,855 shares repurchased for approximately $50 million (at an average price of $50.35 per share) in the same period in the prior fiscal year.
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
The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Numerator:
Net income	$11,497	$10,365	$33,435	$30,279

Denominator:
Weighted average shares used to compute net income per common share — basic	19,047	20,049	19,214	20,067
Effect of dilutive stock options	504	493	458	528

Weighted average shares used to compute net income per common share — diluted	19,551	20,542	19,672	20,595

Basic earnings per share	$0.60	$0.52	$1.74	$1.51

Diluted earnings per share	$0.59	$0.50	$1.70	$1.47

Antidilutive common equivalent shares related to stock options are excluded from the calculation of diluted shares. Approximately 317,902 and 634,920 shares were excluded at March 31, 2007 and 2006, respectively because they were antidilutive.
9. Goodwill and Other Intangible Assets
Information regarding our goodwill and other intangible assets reflects current foreign exchange rates.
The change in the carrying amount of goodwill for the nine months ended March 31, 2007 was as follows (in thousands):

Total
Balance as of July 1, 2006	$24,982
Translation adjustments	352

Balance as of March 31, 2007	$25,334

We performed an annual impairment test of goodwill in April 2007 and determined that goodwill was not impaired.
Information regarding our other intangible assets follows (in thousands):

	As of March 31, 2007			As of June 30, 2006
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and trademarks	$2,958	$(674)	$2,284	$3,337	$(735)	$2,602
Developed technology	9,941	(9,554)	387	9,695	(8,773)	922
Other	1,890	(570)	1,320	1,411	(413)	998

Total	$14,789	$(10,798)	$3,991	$14,443	$(9,921)	$4,522

The value of our patents and trademarks is amortized over a period of seven years and the remaining weighted average amortization period for this category is approximately six years. We amortize developed technology over a period of three to seven years and the remaining weighted average amortization period for this category is approximately one year. We amortize other intangibles over a period of five to ten years and the remaining weighted average amortization period for this category is approximately six years.
Amortization expense related to intangible assets was $997,374 and $1,097,532 for the nine months ended March 31, 2007 and 2006, respectively. The remaining estimated amortization for each of the five fiscal years subsequent to March 31, 2007 is as follows (in thousands):

Remaining
Year Ending	Amortization
June 30,	Expense
2007 (remaining three months)	$336
2008	839
2009	632
2010	585
2011	585
Thereafter	1,014

Total	$3,991

10. Warranty
Product warranties are recorded at the time revenue is recognized for certain product shipments. Warranty expense is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from our estimates, revisions to the warranty liability would be required.

Details of the change in accrued product warranty for the nine months ended March 31, 2007 and 2006 were as follows (in thousands):

	Balance			Actual	Balance
	Beginning	Provision	Other Adjustments	Warranty	End of
	of Period	For Warranties	Accounts (1)	Costs Incurred	Period
Accrued Product Warranty
Nine Months Ended:
March 31, 2007	$3,493	$2,151	$74	$(2,406)	$3,313

March 31, 2006	$3,514	$2,555	$(22)	$(2,661)	$3,386

(1)	Effects of exchange rate changes
11. Commitments
Revenue generated from international operations is generally denominated in foreign currencies. We enter into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market values gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. We had forward exchange contracts to sell foreign currencies totaling $10.9 million and $16.4 million at March 31, 2007 and 2006, respectively.
One of our foreign subsidiaries periodically discounts trade notes receivable with banks. The uncollected balances of notes receivable due to the discounting were $2.9 million at March 31, 2007 and $4.3 million at June 30, 2006.
We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable, however we have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No material claims for such indemnifications were outstanding as of March 31, 2007. We have not recorded any liabilities for these indemnification agreements at March 31, 2007 or June 30, 2006.
12. Business Segment Information
SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments in annual and interim financial statements of public business enterprises. It also establishes standards for related disclosure about products and service, geographic areas and major customers.
We have two operating segments, the Chemical Analysis Business Unit (“CABU”) and the Life Sciences Business Unit (“LSBU”). CABU sells ion chromatography and accelerated solvent extraction products, services and related consumables. LSBU sells high performance liquid chromatography products, services and related consumables. These two operating segments are aggregated into one reportable segment for financial statement purposes.
Our sales of products, installation and training services and maintenance within this reportable segment, were detailed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Products	$74,191	$64,359	$211,628	$188,692
Installation and Training Services	2,250	2,030	6,755	6,598
Maintenance	8,513	7,285	22,947	20,825

	$84,954	$73,674	$241,330	$216,115

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
Except for historical information contained herein, the discussion below and in the footnotes to our financial statements contained in this Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things: general economic conditions, foreign currency fluctuations, fluctuations in worldwide demand for analytical instrumentation, fluctuations in quarterly operating results, competition from other products, existing product obsolescence, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail below under the heading “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. We undertake no obligation to update these forward-looking statements.
The Company
Dionex Corporation (referred to herein as “We” or “Our”) designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. Our products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications. Our systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical, petrochemical, power generation, and food and electronics industries in a variety of applications.
Our chromatography systems are currently focused in several product areas: ion chromatography (IC), high performance liquid chromatography (HPLC) and capillary-/nano-liquid chromatography (capillary-/nano-LC). We also offer a mass spectrometer coupled with either an IC or HPLC system. For sample preparation, we provide automated solvent extraction systems. In addition, we develop and manufacture columns, detectors, data collection and analysis systems for use in or with liquid chromatographs.
Geographically, we market and distribute our products and services through our own sales force in Austria, Australia, Brazil, Canada, China, Singapore, Denmark, France, Germany, India, Ireland, Italy, Japan, Korea, Netherlands, Switzerland, United Kingdom, and the United States. In each of these countries, we maintain one or more local sales offices in order to support and service our customers in the regions. We manufacture our products based upon a forecast of customer demand and we generally try to maintain adequate inventories of completed modules or finished goods in advance of receipt of firm orders. System or instrument orders are generally placed by the customer on an as-needed basis, and instruments are usually shipped within two to six weeks after receipt of an order.
Results of Operations
We reported the highest quarterly sales in our history with $85.0 million for the third quarter of fiscal 2007, which is a growth of 15% compared with $73.7 million in the same period last year. Operating income for the quarter was $18.0 million, or 21% growth over Q3 prior year operating income of $15.1 million. Cash flow from operations during the quarter was strong at $20 million. Our gross profit margin for the quarter was 65.6% compared to 65.9% reported in the same period last year. SG&A expenses were 37% of sales, compared with 38% reported in the same period last year. R&D expenses for the quarter were 8% of sales, unchanged from the 8% reported in the same period last year. Diluted earnings per share grew 18% to $0.59 for the third quarter, compared to $0.50 reported in the same period last year.
Net sales in the nine months ended March 31, 2007 were $241.3 million, an increase of 12% compared with the $216.1 million reported in the first nine months of fiscal 2006. Diluted earnings per share grew 16% to $1.70 in the first nine months from $1.47 in the prior year. Operating income was $50.9 million, for the nine months ended March 31, 2007 growing 16% from $43.8 million for the same period in the prior year. Gross profit margin for the nine months ended March 31, 2007 was 66.1% compared to 66.0% in the prior nine month period. Net income in the first nine months this year included costs of approximately $700,000, net of tax, or $0.04 per share, related to our initiative to centralize some of our field related technical, administrative and support functions in North America and Europe, and a discrete tax benefit from the extension of the federal research credit of approximately $550,000, or $0.03 per share reported in the second quarter of this fiscal year. Net income in the first quarter of fiscal 2006 included other income of $1.0 million, net of tax, or $0.05 per share, related primarily to a one-time gain from the favorable settlement of a patent litigation.

Net sales for the third quarter of fiscal 2007 were $85.0 million or 15% growth, compared with $73.7 million reported for the same period in the prior year. We are subject to the effects of foreign currency fluctuations that have an impact on net sales and gross profit and operating expense. Overall, currency fluctuations increased reported net sales by $2.5 million, or 3% for the three months ended March 31, 2007 compared to a decrease of $4.4 million, or 6% for the same period in the prior year.
Currency fluctuations increased reported net sales growth by $6.3 million, or 3%, for the nine month period compared to a decrease of 3% for the same period last year.
Percentage changes in net sales over the prior year were as indicated in the table below:

	Three Months	Nine Months
	Ended	Ended
	March 31, 2007	March 31, 2007
Percentage change in net sales
Total:	15%	12%
By geographic region:
North America	13%	4%
Europe	19%	16%
Asia/Pacific	12%	14%
Percentage of change in net sales excluding currency fluctuations were as indicated in the table below:

	Three Months	Nine Months
	Ended	Ended
	March 31, 2007	March 31, 2007
Percentage change in net sales excluding currency fluctuations
Total:	12%	9%
By geographic region:
North America	13%	4%
Europe	11%	9%
Asia/Pacific	12%	15%
Net sales in North America increased 13% in the third quarter of fiscal 2007, reflecting a solid rebound in demand from our customers overall. Sales increased 4% for the nine months ending March 31, 2007. Net sales in Europe increased 19% and 16% for the quarter and nine month period, respectively, due to sales growth in all countries with Italy, France, Netherlands and Switzerland all showing stronger than average growth. The increase in sales was driven by healthy growth in the HPLC, ASE and consumables product lines. Net sales in the Asia/Pacific region grew 12% in the third quarter, and 14% in the nine month period. Sales in Japan, our largest country in this region, grew 13% for the quarter showing a continued strong performance.
We achieved growth in each of our product markets in the third quarter, including life sciences, environmental and chemical/petrochemical.
Gross margin for the third quarter of fiscal 2007 was 65.6%, down slightly from the 65.9% reported in the third quarter last year. Gross margin for the first nine months of fiscal 2007 was 66.1%, virtually unchanged compared to the 66.0% reported in the first nine months of fiscal 2006.
Operating expenses of $37.7 million for the third quarter of fiscal 2007 increased $4.3 million, or 13% from the $33.4 million reported in the same quarter last year. Operating expenses for the nine month period were $108.6 million, representing a 10% increase over the prior year period of $98.9 million. As a percentage of sales, operating expenses were 44% and 45% in Q3 of fiscal 2007 and 2006, respectively. The effects of foreign currency increased total operating expenses by four percentage points for the quarter and three percentage points for the nine month period.

Selling, general and administrative (SG&A) expenses increased $3.6 million or 13% to $31.4 million in the third quarter of fiscal 2007 compared to $27.7 million for the same quarter last year. Effects of foreign currency increased SG&A by $1.1 million compared with the third quarter of fiscal 2006. Increased marketing costs related to sales initiatives and continued expansion in the Asia Pacific region made up the majority of the increase. As a percentage of net sales SG&A expenses were 37% and 38% in the third quarter fiscal 2007 and 2006, respectively.
SG&A expenses for the nine month period ended March 31, 2007 were up 10%, or $82.2 million from the same period last year. The increase in SG&A expenses was due primarily to the incremental costs of approximately $1.0 million related to our centralization initiatives in North America and Europe, higher marketing and selling costs of approximately $1.8 million in Asia where we are expanding, $1.4 million in Europe and $600,000 in North America where we expanded our Corporate Marketing function. Foreign currency increased SG&A expenses by $2.6 million, or three percentage points for the nine month period mainly attributable to our European operations. SG&A expenses as a percentage of net sales were 37% and 38% for the nine-month periods in fiscal 2007 and 2006, respectively.
Research and product development (R&D) expenses of $6.4 million for the third quarter of fiscal 2007 increased $687,000 or 12% from the $5.7 million reported in the same period last year. As a percentage of net sales, R&D expenses remained constant at 8% in the third quarter of both fiscal 2007 and 2006. The increase is partially attributable to our cost reduction efforts related to our Ultimate 3000 product line.
R&D expenses for the nine month period ended March 31 increased 9% from $16.6 million to $18.2 million in fiscal 2006 and 2007, respectively. The increase is partially attributable to our cost reduction efforts related to our Ultimate 3000 product line.
The effective tax rate in the third quarter of fiscal 2007 was 37.8%, compared to 33.2% reflected in the same period last year. The increase in our tax rate was due to the mix between various tax jurisdictions and true-ups affecting permanent items for fiscal 2006. We anticipate our tax rate will be in the range of 35-36% for the full fiscal year 2007.
Net income in the third quarter of fiscal 2007 increased 11% to $11.5 million compared with $10.4 million reported for the same period last year. Diluted earnings per share were $0.59 and $0.50 in the third quarter of fiscal years 2007 and 2006, respectively. Net income for the nine month period was $33.4 million in fiscal 2007 and $30.3 million in fiscal 2006, representing 10% growth. Our diluted earnings per share were $0.59 for the third quarter, an increase of 18% compared with the third quarter of last year. Diluted earnings per share for the first nine months of fiscal 2007 were $1.70, an increase of 16% compared with the diluted earnings per share of $1.47 reported for the first nine months of fiscal 2006.
Liquidity and Capital Resources
At March 31, 2007, we had cash and cash equivalents and short-term investments of $55.3 million. Our working capital was $95.8 million, a decrease of $2.0 million from the $97.8 million reported at June 30, 2006. The decrease was primarily attributable to our repurchases of common stock during the quarter. Cash generated by operating activities for the nine months ended March 31, 2007 was $50.2 million compared with $43.7 million for the same period last year. The increase in operating cash flow was primarily due to an increase in operating results and higher accrued liabilities due to deferred revenue partially offset by higher accounts receivable due to lower customer receipts and increased sales.
Cash provided by investing activities was $0.8 million in the first nine months of fiscal 2007 compared to cash used for investing activities of $16.5 million in first nine months of fiscal 2006. The net proceeds of $7.1 million from the sale of marketable securities were offset by approximately $7.8 million of capital expenditures and intangibles in fiscal 2007. Capital expenditures in fiscal 2007 of $7.4 million included additional tooling for molded parts, information technology expansion costs and purchases related to our general operation.
Cash used for financing activities was $38.2 million and $20.9 million in the first nine months of fiscal 2007 and 2006, respectively. The increase was primarily attributable to the repurchase of 903,876 shares of our common stock for $49.5 million in fiscal 2007 compared with 979,855 shares for $49.7 million in fiscal 2006, reduced proceeds from issuance of common stock ($7.7 million for fiscal 2007 compared to $20.9 million for fiscal 2006) and decreased tax benefit related to stock option plans of $1.0 million for fiscal 2007 compared to $5.8 million in fiscal 2006). The increase was partially offset by net proceeds of $2.5 million received from short term borrowings in fiscal 2007 as compared to no borrowings in fiscal 2006. The increase in short-term borrowings resulted from our repurchases of our common stock.

At March 31, 2007, we had utilized $2.5 million in committed bank lines of credit. We believe that our cash flow from operations, current cash, cash equivalents and short-term investments and the remainder of our bank lines of credit will be adequate to meet our cash requirements for at least the next twelve months.
The following table summarizes our contractual obligations at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less
		Than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating Lease Obligations	$17,760	$4,505	$6,347	$4,054	$2,854

There have been no material changes to our contractual obligations outside ordinary business activities since June 30, 2006, except the change described above related to outstanding borrowings.
New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (or “fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for us as of the first quarter of fiscal 2009. We are currently evaluating the impact of this pronouncement on our financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year’s financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior years’ errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ended after November 15, 2006. We do not believe that the adoption of the provisions of SAB 108 will materially impact our financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.
In June 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, classification and disclosure in our financial statements of tax positions taken or expected to be taken in a tax return. We are currently evaluating the provisions in FIN 48 and have not yet determined its expected impact. We plan to adopt this new standard on July 1, 2007.
In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. This standard permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

eliminates the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest of another derivative financial instrument. This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have a material effect on our financial position, results of operations or cash flows.

Summary
The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to product returns and allowances, bad debts, inventory valuation, goodwill and intangible assets, income taxes, warranty provisions, and contingencies.
We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition Policy
We derive revenues from the sale of products, the delivery of services to our customers, including installation and training, and from maintenance, which includes product repair obligations under extended warranty, unspecified software upgrades, telephone support and time and material repairs.
We recognize revenue in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” and Statement of Position 97-2, “Software Revenue Recognition,” as amended, when persuasive evidence of an arrangement exists, the product has been delivered, or service performed, the price is fixed or determinable, collection is probable and vendor specific objective evidence exists to allocate revenue to the various elements of the arrangement. In all cases, the portion of revenue allocated to the undelivered elements is deferred until those items are delivered to the customer or the services are performed. Delivery of the product is generally considered to have occurred when shipped. Undelivered elements in our sales arrangements, which are not considered to be essential to the functionality of a product, generally include product accessories; installation services and/or training that are delivered after the related products have been delivered. Installation consists of system set-up, calibration and basic functionality training and generally requires one to three days depending on the product. Vendor specific objective evidence of fair value for product, product accessories and training services is based on the price charged when an element is sold separately or, if not sold separately, when the price is established by authorized management. The fair value of installation services is calculated by applying standard service billing rates to the estimate of the number of hours to install a specific product based on historical experience. These estimated hours for installation have historically been accurate and consistent from product to product. However, to the extent these estimates were to reflect unfavorable variability, our ability to maintain objective reliable evidence of fair value for such element could be impacted which in turn could delay the recognition of the revenue currently allocated to the delivered elements.
We recognize revenue under extended warranty arrangements (maintenance fees) ratably over the period of the related maintenance contract and cost of the time and material repairs when incurred. Maintenance consists of product repair obligations under extended warranty, unspecified software upgrades, telephone support and time and material repairs. Our equipment typically includes a one-year warranty. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience. While we believe our historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in its products could result in actual expenses that are below those currently estimated.
Our sales are typically not subject to rights of return and, historically, actual sales returns have not been significant.
Loss Provisions on Accounts Receivable and Inventory
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our assessment on collectibility is based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, independent credit reports, industry trends and the macro-economic environment. Sales returns and allowances are estimates of future product returns related to current period revenue.

Material differences may result in the amount and timing of our revenue for any period. Historically, we have not experienced significant sales returns or bad debt losses.
We value our inventory at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. We estimate revisions to inventory valuations based on technical obsolescence, historical demand, and projections of future demand and industry and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional valuation provisions may be required. If demand or market conditions are more favorable than projected, higher margins could be realized to the extent inventory is sold which had previously been written down.
Long-Lived Assets, Intangible Assets with Finite Lives and Goodwill
We assess the impairment of long-lived assets, intangible assets with finite lives and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, our assessment of goodwill for impairment is performed at least annually. Factors we consider important that could trigger an impairment review include but are not limited to the following:
•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends; and

•	significant changes or developments in strategic technology.
When we determine that the carrying value of long-lived assets or intangible assets with finite lives may not be recoverable based upon the existence of one or more of the above or other indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Goodwill is tested for impairment by comparing the fair values of related reporting units to their carrying values. We completed our annual review in April 2006 and determined that no impairment was necessary.
Warranty
Product warranties are recorded at the time revenue is recognized for certain product shipments based on historical experience. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from our previous estimates, revisions to the estimated warranty liability would be required.
Income Taxes
As part of the process of preparing the consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves our estimate of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and inventory reserves for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Our exposure is based on financial market risks, including changes in foreign currency rates, interest rates and marketable equity securities, as well as debt and interest expense.
Foreign Currency Exchange Revenues generated from international operations are generally denominated in foreign currencies. We enter into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At March 31, 2007, we had forward exchange contracts to sell foreign currencies totaling $10.9 million, including approximately $3.9 million in Euros, $5.2 million in Japanese yen, $0.8 million in Canadian dollars and $1.0 million in Australian dollars. The foreign exchange contracts at the end of each fiscal quarter mature within the following quarter. Additionally, contract values and fair market values are the same. A sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to hedging contracts and underlying balances being hedged at March 31, 2007 indicated that these market movements would not have a material effect on our business, operating results or financial condition.
Foreign currency rate fluctuations can impact the U.S. dollar translation of our foreign operations in our consolidated financial statements. Currency fluctuations increased reported sales by 3.1% for the quarter ended March 31, 2007 compared to a decrease in reported net sales of (4.0%) for the quarter ended March 31, 2006.
Debt and Interest Expense A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding debt balance at March 31, 2007, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on the level of our outstanding debt and changes in the timing and amount of interest rate movements.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act) during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
You should consider carefully the following risk factors as well as other information in this report before investing in any of our securities. If any of the following risks actually occur, our business operating results and financial condition could be adversely affected. This could cause the market price for our common stock to decline, and you may lose all or part of your investment. These risk factors include any material changes to, and supersede, the risk factors previously disclosed in our most recent annual report on Form 10-K and subsequently filed quarterly reports on Form 10-Q.
Economic, political and other risks associated with international sales and operations could adversely affect our results of operations.
Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. In addition, many of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities are increasingly located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:
• interruption to transportation flows for delivery of parts to us and finished goods to our customers;
• changes in a specific country’s or region’s political, economic or other conditions;
• trade protection measures and import or export licensing requirements;
• negative consequences from changes in tax laws;
• difficulty in staffing and managing widespread operations;
• differing labor regulations;
• differing protection of intellectual property;
• unexpected changes in regulatory requirements; and
• geopolitical turmoil, including terrorism and war.
Foreign currency fluctuations and other risks related to international operations may adversely affect our operating results.
We derived approximately 72% of our net sales from outside the United States in the third quarter ended March, 31, 2007 and expect to continue to derive the majority of net sales from outside the United States for the foreseeable future. Most of our sales outside the United States are denominated in the local currency of our customers. As a result, the U.S. dollar value of our net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on our results of operations. In recent periods, our results of operations have been negatively affected from the appreciation of the U.S. dollar against the Euro, the Japanese yen and other foreign currencies. Tariffs and other trade barriers, difficulties in staffing and managing foreign operations, changes in political environments, interruptions in overseas shipments and changes in tax laws may also impact international sales negatively.
Fluctuations in worldwide demand for analytical instrumentation could affect our operating results.
The demand for analytical instrumentation products can fluctuate depending upon capital expenditure cycles. Most companies consider our instrumentation products capital equipment and some customers may be unable to secure the necessary capital expenditure approvals due to general economic or customer specific conditions. Significant fluctuations in demand could harm our results of operations.
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
Our results of operations and financial condition will suffer if we do not introduce new products that are attractive to our customers on a timely basis.
Our products are highly technical in nature. As a result, many of our products must be developed months or even years in advance of the potential need by a customer. If we fail to introduce new products and enhancements as demand arises or in advance of the competition, our products are likely to become obsolete over time, which would harm operating results. Also, if the market is not receptive to our newly developed products, we may be unable to recover costs of research and product development and marketing, and may fail to achieve material components of our business plan.
The analytical instrument market is highly competitive, and our inability to compete effectively in this market would adversely affect our results of operations and financial condition.
The analytical instrumentation market is highly competitive and we compete with many companies on a local and international level that are significantly larger than us and have greater resources, including larger sales forces and technical staff. Competitors may introduce more effective and less costly products and, in doing so, may make it difficult for us to acquire and retain customers. If this occurs, our market share may decline and operating results could suffer.

We may experience difficulties with obtaining components from sole- or limited-source suppliers, or manufacturing delays, either of which could adversely affect our results of operations.
Most raw materials, components and supplies that we purchase are available from many suppliers. However, certain items are purchased from sole or limited-source suppliers and a disruption of these sources could adversely affect our ability to ship products as needed. A prolonged inability to obtain certain materials or components would likely reduce product inventory, hinder sales and harm our reputation with customers. Worldwide demand for certain components may cause the cost of such components to rise or limit the availability of these components, which could have an adverse affect on our results of operations. We manufacture products in our facilities in Germany, the Netherlands and the United States. Any prolonged disruption to the operations at these facilities, whether due to labor unrest, supplier issues, damage to the physical plants or equipment or other reasons, could also adversely affect our results of operations.
Our executive officers and other key employees are critical to our business, they may not remain with us, in the future and finding talented replacements would be difficult.
Our operations require managerial and technical expertise. Each of the executive officers and key employees located in the United States is employed “at will” and may leave their employment at any time. In addition, we operate in a variety of locations around the world where the demand for qualified personnel may be extremely high and is likely to remain so for the foreseeable future. As a result, competition for personnel can be intense and the turnover rate for qualified personnel may be high. The loss of any of our executive officers or key employees could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. An inability to hire, train and retain sufficient numbers of qualified employees would seriously affect our ability to conduct our business.
We may be unable to protect our intellectual property rights and may face intellectual property infringement claims.
Our success will depend, in part, on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of third parties. We cannot be certain that:
•	any of our pending patent applications or any future patent applications will result in issued patents;

•	the scope of our patent protection will exclude competitors or provide competitive advantages to us;

•	any of our patents will be held valid if subsequently challenged; or

•	others will not claim rights in or ownership of the patents and other proprietary rights held by us.
Furthermore, we cannot be certain that others have not or will not develop similar products, duplicate any of our products or design around any patents issued, or that may be issued, in the future to us or to our licensors. Whether or not patents are issued to us or to our licensors, others may hold or receive patents which contain claims having a scope that covers products developed by us. We could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties. In addition, we may be required to obtain licenses to patents or proprietary rights from third parties. There can be no assurance that such licenses will be available on acceptable terms, if at all.
Our issued U.S. patents, and corresponding foreign patents, expire at various dates ranging from 2010 to 2023. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent. We have invested in significant new patent applications, and we cannot be certain that any of these applications will result in an issued patent to enhance our intellectual property rights.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We repurchased shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. We started a series of repurchase programs in 1989 with the Board of Directors authorizing future repurchases of an additional 1.5 million shares of common stock in August 2006 as well as authorizing the repurchase of additional shares of common stock equal to the number of shares of common stock issued pursuant to our employee stock plans.
The following table indicates common shares repurchased and additional shares added to the repurchase program during the three months ended March 31, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total		Maximum
			Number of Shares		Number of
			Purchased	Additional	Shares that
	Total		as Part of	Shares	May Yet Be
	Number	Avg.	Publicly	Authorized	Purchased
	of Shares	Price Paid	Announced	for	Under the
Period	Purchased	per Share	Program (1)	Purchase (1)	Program (2)
January 1 – 31, 2007	—	—	5,553,843	2,062	1,458,335
February 1 – 28, 2007	128,079	63.53	5,681,922	97,866	1,428,122
March 1 – 31, 2007	130,231	63.10	5,812,153	25,234	1,323,125

(1)	The number of shares represents the number of shares issued pursuant to employee stock plans that are authorized for purchase but does not include the current repurchase of 1.5 million shares of common stock approved in August 2006.

(2)	The number of shares includes current repurchase of 1.5 million shares of common stock approved in August 2006 plus that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to August 2006 minus the number of shares purchased.

EXHIBIT INDEX
Item 6. EXHIBITS

Exhibit
Number	Description	Reference

3.1	Restated Certificate of Incorporation, filed November 6, 1996	(2)

3.2	Bylaws, as amended on July 29, 2002	(5)

3.3	Amendment to Bylaws on January 11, 2007	(11)

4.1	Stockholder Rights Agreement dated January 21, 1999, between Dionex Corporation and Bank Boston N.A.	(3)

10.1	Medical Care Reimbursement Plan (Exhibit 10.17)	(1)

10.2	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit	(4)
	10.15)

10.3	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex	(6)
	Corporation

10.4	Dionex Corporation 2004 Equity Incentive Plan (Exhibit 99.1)	(8)

10.5	Form of Stock Option Agreement for non-employee directors (Exhibit 99.2)	(8)

10.6	Form of Stock Option Agreement for other than non-employee directors (Exhibit 99.3)	(8)

10.7	Employee Stock Participation Plan (Exhibit 10.13)	(7)

10.8	Third amendment to Credit Agreement dated December 1, 2006 between Wells Fargo Bank and Dionex	(10)
	Corporation

10.9	Change in Control Severance Benefit Plan (Exhibit 10.15)	(9)

10.10	Executive Employment Agreement for Lukas Braunschweiler dated November 20, 2006	(12)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the indicated exhibit in Amendment No. 1 of Dionex Corporation’s Registration Statement on Form S-1 filed December 7, 1982.

(2)	Incorporated by reference to the corresponding exhibit in Dionex Corporation’s Annual Report on Form 10-Q filed February 13, 1997.

(3)	Incorporated by reference to the corresponding exhibit in Dionex Corporation’s Quarterly Report on Form 10-Q filed February 16, 1999.

(4)	Incorporated by reference to the indicated exhibit in Dionex Corporation’s Quarterly Report on Form 10-Q filed February 14, 2001.

(5)	Incorporated by reference to the indicated Exhibit 10.17 in Dionex Corporation’s Annual Report on Form 10-K filed August 28, 2002.

(6)	Incorporated by reference to the indicated Exhibit in Dionex Corporation’s Annual Report on Form 10-K filed September 24, 2003.

(7)	Incorporated by reference to the indicated exhibit in Dionex Corporation’s Annual Report on Form 10-K filed September 10, 2004.

(8)	Incorporated by reference to Dionex Corporation’s Registration Statement on Form S-8 filed December 8, 2004.

(9)	Incorporated by reference to the indicated exhibit in Dionex Corporation’s Quarterly Report on Form 10-Q filed May 10, 2005.

(10)	Incorporated by reference to the indicated exhibit in Dionex Corporation’s Quarterly Report on Form 10-Q filed February 9, 2007.

(11)	Incorporated by reference to the indicated exhibit in Dionex Corporation’s Form 8-K filed January 17, 2007.

(12)	Incorporated by reference to the indicated exhibit in Dionex Corporation’s Form 8-K filed November 21, 2006.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION (Registrant)
Date: May 10, 2007	By:	/s/ Lukas Braunschweiler
Lukas Braunschweiler
President, Chief Executive Officer And Director

	By:	/s/ Craig A. McCollam
Craig A. McCollam
Vice President and Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.