Form 10-Q
period 2007-09-30
DIONEX CORP /DE
filed 2007-11-09
CIK 708850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑     Accelerated Filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2007:

CLASS	NUMBER OF SHARES

Common Stock	18,653,660

DIONEX CORPORATION

Part I. Financial Information
Item 1. Financial Statements
DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	June 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$69,577	$54,938
Short-term investments	—	124
Accounts receivable (net of allowance for doubtful accounts of $686 at September 30, 2007 and $610 at June 30, 2007)	64,527	65,990
Inventories	31,001	28,626
Deferred taxes	9,164	8,983
Prepaid expenses and other	11,501	12,113

Total current assets	185,770	170,774
Property, plant and equipment, net	63,297	62,366
Goodwill	25,823	25,443
Intangible assets, net	6,650	6,955
Other assets	16,967	6,231

	$298,507	$271,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$18,246	$231
Accounts payable	12,663	12,293
Accrued liabilities	28,108	30,329
Deferred revenue	17,813	18,617
Income taxes payable	6,920	13,068
Accrued product warranty	2,954	2,875

Total current liabilities	86,704	77,413
Deferred and other income taxes payable	22,455	5,060
Other long-term liabilities	4,102	3,588
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding: 18,646,591 shares at September 30, 2007 and 18,845,802 shares at June 30, 2007)	163,493	161,409
Retained earnings	5,571	13,223
Accumulated other comprehensive income	16,182	11,076

Total stockholders’ equity	185,246	185,708

	$298,507	$271,769

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Net sales	$82,423	$72,857
Cost of sales	28,696	24,959

Gross profit	53,727	47,898

Operating expenses:
Selling, general and administrative	31,156	28,429
Research and product development	6,601	5,748

Total operating expenses	37,757	34,177

Operating income	15,970	13,721
Interest income	629	339
Interest expense	(162)	(30)
Other expense, net	(751)	(331)

Income before taxes	15,686	13,699
Taxes on income	5,536	5,028

Net income	$10,150	$8,671

Basic earnings per share	$0.54	$0.45

Diluted earnings per share	$0.53	$0.44

Shares used in computing per share amounts:
Basic	18,765	19,441

Diluted	19,294	19,855

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$10,150	$8,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,149	1,635
Stock-based compensation	1,443	1,230
Allowance for bad debts	47	135
Loss on disposal of fixed assets	9	74
Tax benefit related to stock transactions	(487)	(109)
Deferred income taxes	238	(33)
Changes in assets and liabilities:
Accounts receivable	3,515	953
Inventories	(876)	(488)
Prepaid expenses and other assets	1,606	623
Accounts payable	143	(206)
Deferred revenue	(438)	(1,281)
Accrued liabilities	(1,657)	(1,221)
Income taxes payable	(2,748)	2,430
Accrued product warranty	(28)	(238)

Net cash provided by operating activities	13,066	12,175

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	9,700
Purchase of marketable securities	—	(2,600)
Purchase of property, plant and equipment	(854)	(2,471)
Purchase of intangible assets	(1,572)	(423)

Net cash provided by (used for) investing activities	(2,426)	4,206

Cash flows from financing activities:
Net change in notes payable	18,012	3,066
Proceeds from issuance of common stock pursuant to stock-based compensation plans	2,361	1,302
Tax benefit related to stock transactions	487	109
Repurchase of common stock	(18,587)	(21,491)

Net cash provided by (used for) financing activities	2,273	(17,014)

Effect of exchange rate changes on cash	1,726	174

Net increase (decrease) in cash and cash equivalents	14,639	(459)
Cash and cash equivalents, beginning of period	54,938	43,524

Cash and cash equivalents, end of period	$69,577	$43,065

Supplemental disclosures of cash flow information:
Income taxes paid	$7,721	$56
Interest expense paid	135	3
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	328	1,891
See notes to condensed consolidated financial statements

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Dionex Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Unless the context otherwise requires, the terms “Dionex,” “we,” “our” and “us” and words of similar import as used in these notes to condensed consolidated financial statements include Dionex Corporation and its consolidated subsidiaries.
The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2008.
2. New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (or “fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us as of the first quarter of fiscal 2009. We are currently evaluating the impact of this pronouncement on our financial statements.
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

The effect of recording stock-based compensation for the three months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Cost of sales	$131	$86
Selling, general and administrative expense	927	849
Research and development expense	385	295

Total stock-based compensation expense	1,443	1,230
Tax effect on stock-based compensation	(430)	(354)

Net effect on net income	$1,013	$876

Excess tax benefit related to stock option plans:
Cash flows from operations	(487)	(109)
Cash flows from financing activities	487	109
Effects on earnings per share:
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.04)
The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model using a single option approach for options granted after June 30, 2005, with the following weighted-average assumptions:

	Three Months Ended
	September 30,
	2007		2006
Volatility for option plan	28%		29%
Volatility for ESPP	23%		28%
Risk-free interest rate for option plan	4.6%		4.9%
Risk-free interest rate for ESPP	4.8%		4.9%
Expected life of ESPP	6	months	6	months
Expected life of option plan	4.75	years	4.75	years
Expected dividend	$0.00		$0.00
During the three months ended September 30, 2007, we granted options to purchase 321,250 shares of our common stock with an estimated fair value of $7.7 million after estimated forfeitures (at a weighted average exercise price of $72.56).
As of September 30, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $15.7 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 2.2 years.
Approximately $61,000 of stock-based compensation was capitalized as inventory at September 30, 2007.
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
Expected Volatility – Our computation of expected volatility for the three months ended September 30, 2007 and 2006 is based on a combination of historical and market-based implied volatility.
Risk-Free Interest Rate – The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
Expected Dividend — The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

Under our ESPP, eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to certain annual limitations.
Stock option activity under our plans during the three months ended September 30, 2007 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Options	Average	Contractual	Value
	Outstanding	Exercise Price	Term (Years)	(in 000’s )
Balance at June 30, 2007	1,694,471	$41.91
Options granted	321,250	72.56
Options exercised	(42,248)	35.15
Options forfeited/cancelled/expired	(10,627)	50.81
Balance at September 30, 2007	1,962,846	$47.02	6.87	$63,672
Options vested and expected to vest at September 30, 2007	1,922,246	$46.77	6.83	$62,829
Exercisable at September 30, 2007	1,132,040	$37.75	5.42	$47,223
The aggregate intrinsic values in the table above represent the total pretax intrinsic values based on our closing stock price of $79.46 at September 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.
The total pre-tax intrinsic value of options exercised were $1.5 million and $353,000 during the three months ended September 30, 2007 and 2006, respectively.
4. Inventories
Inventories consisted of (in thousands):

	September 30,	June 30,
	2007	2007
Finished goods	$18,651	$16,536
Work in process	1,227	1,328
Raw materials	11,123	10,762

	$31,001	$28,626

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
The aggregate market value, cost basis, and gross unrealized gains and losses of short-term investments by major security type were as follows (in thousands):

		Gross
	Cost	Unrealized Losses	Fair Value
September 30, 2007 Corporate debt securities	$0	$0	$0

June 30, 2007 Corporate debt securities	$127	$(3)	$124

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

	Three Months Ended
	September 30,
	2007	2006
Net income, as reported	$10,150	$8,671
Foreign currency translation adjustments, net of taxes	5,106	(448)

Comprehensive income	$15,256	$8,223

7. Common Stock Repurchases
During the three months ended September 30, 2007, we repurchased 257,825 shares of our common stock on the open market for approximately $18.6 million (at an average repurchase price of $72.09 per share), compared with 437,000 shares repurchased for approximately $21.5 million (at an average repurchase price of $49.20 per share) in the same period in the prior fiscal year.
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
The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	September 30,
	2007	2006
Numerator:
Net income	$10,150	$8,671
Denominator:
Weighted average shares used to compute net income per common share – basic	18,765	19,441
Effect of dilutive stock options	529	414

Weighted average shares used to compute net income per common share – diluted	19,294	19,855

Basic earnings per share	$0.54	$0.45

Diluted earnings per share	$0.53	$0.44

Antidilutive common equivalent shares related to stock options are excluded from the calculation of diluted shares. Approximately
218,545 and 669,611 shares were excluded at September 30, 2007 and 2006, respectively because they were antidilutive.

9. Goodwill and Other Intangible Assets
Information regarding our goodwill and other intangible assets reflects current foreign exchange rates.
The change in the carrying amount of goodwill for the three months ended September 30, 2007 was as follows (in thousands):

Total
Balance as of July 1, 2007	$25,443
Translation adjustments	380

Balance as of September 30, 2007	$25,823

Our reporting units represent our operating segments. All goodwill has been assigned to one reporting unit. The evaluation of goodwill is based upon the fair value of this reporting unit. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we performed annual impairment tests on goodwill in April 2007 and determined that goodwill was not impaired.
Information regarding our other intangible assets follows (in thousands):

	As of September 30, 2007			As of June 30, 2007
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and trademarks	$5,958	$(925)	$5,033	$5,958	$(779)	$5,179
Developed technology	10,265	(10,235)	30	10,013	(9,805)	208
Other	2,297	(710)	1,587	2,205	(637)	1,568

Total	$18,520	$(11,870)	$6,650	$18,176	$(11,221)	$6,955

We amortize patents and trademarks over a period of seven to sixteen years and the remaining weighted average amortization period for this category is approximately eight years.
We amortize developed technology over a period of three to seven years and the remaining weighted average amortization period for this category is less than one year.
We amortize other intangibles over a period of five to ten years and the remaining weighted average amortization period for this category is approximately seven years.
Amortization expense related to intangible assets was $649,000 and $325,000 for the three months ended September 30, 2007 and 2006, respectively. The remaining estimated amortization for each of the five fiscal years subsequent to September 30, 2007 is as follows (in thousands):

Remaining
Ending	Amortization
September 30,	Expense
2008 (remaining nine months)	$660
2009	842
2010	821
2011	800
2012	800
Thereafter	2,727

Total	$6,650

10. Warranty
Product warranties are recorded at the time revenue is recognized for certain product shipments. Warranty expense is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from our estimates, revisions to the warranty liability would be required.
     Details of the change in accrued product warranty for the three months ended September 30, 2007 and 2006 were as follows (in thousands):

	Balance		Other	Actual	Balance
	Beginning	Provision	Adjustments	Warranty	End of
	of Period	For Warranties	Accounts (1)	Costs Incurred	Period
Accrued Product Warranty
Three Months Ended:
September 30, 2007	$2,875	$572	$178	$(671)	$2,954
September 30, 2006	$3,493	$684	$(13)	$(935)	$3,229

(1)	Effects of exchange rate changes
11. Commitments
Revenue generated from international operations is generally denominated in foreign currencies. We enter into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. We had forward exchange contracts to sell foreign currencies totaling $15.5 million and $11.8 million at September 30, 2007 and 2006, respectively.
We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable, however, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No material claims for such indemnifications were outstanding as of September 30, 2007. We have not recorded any liabilities for these indemnification agreements at September 30, 2007 or June 30, 2007.
12. Business Segment Information
SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information establishes standards for reporting information about operating segments in annual and interim financial statements of public business enterprises. It also establishes standards for related disclosure about products and service, geographic areas and major customers.
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
Our sales of products, installation and training services and maintenance within this reportable segment were detailed as follows (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Products	$71,946	$64,210
Installation and Training Services	2,493	1,917
Maintenance	7,984	6,730

	$82,423	$72,857

13. Income Taxes
Effective July 1, 2007, we adopted the provisions of the Financial Accounting Standards Board’s interpretation of FIN 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109.
The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination. The cumulative effect of adopting FIN No. 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date.
Our total amount of unrecognized tax benefits as of July 1, 2007 was $14.4 million, of which $3.3 million, if recognized, would affect our effective tax rate. The liability for income taxes associated with uncertain tax positions is classified in deferred and other income taxes payable. There have been no significant changes in these amounts during the quarter ended September 30, 2007.
We record interest and penalties related to unrecognized tax benefits in income tax expense. At July 1, 2007, we had approximately $1.7 million accrued for estimated interest and penalties related to uncertain tax positions. During the quarter, we accrued an additional $240,000 in interest on these uncertain tax positions.
We are subject to audit by the Internal Revenue Service and California Franchise Tax Board for the fiscal years 2003 through the fiscal year 2007. As we have operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state.  We also file income tax returns for non-US jurisdictions; the most significant of which are Germany, Japan and Hong Kong.  The years open to adjustment for Germany, UK and Hong Kong are for the fiscal years 2002 through the fiscal year 2007.  The years open to adjustment for Japan are the fiscal years 2001 through the fiscal year 2007.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statute of limitations, or other circumstances. At this time, an estimate of the range of the reasonably possible change cannot be made.

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
Overview
Dionex Corporation designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. Our products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications. Our systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical, petrochemical, power generation, and food and electronics industries in a variety of applications. Unless the context otherwise requires, the terms “Dionex,” “we,” “our” and “us” and words of similar import as used in these notes to condensed consolidated financial statements include Dionex Corporation and its consolidated subsidiaries.
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
We market and distribute our products and services through our own sales force in Austria, Australia, Brazil, Canada, China, Singapore, Denmark, France, Germany, India, Ireland, Italy, Japan, Korea, Netherlands, Switzerland, Taiwan, United Kingdom, and the United States. In each of these countries, we maintain one or more local sales offices in order to support and service our customers in the regions. We manufacture our products based upon a forecast of customer demand and we generally try to maintain adequate inventories of completed modules or finished goods in advance of receipt of firm orders. System or instrument orders are generally placed by the customer on an as-needed basis, and instruments are usually shipped within two to six weeks after receipt of an order.
Results of Operations
We reported the highest first quarter sales in our history with $82.4 million for the first quarter of fiscal 2008, which reflects a growth of 13% compared with $72.9 million in the same period last year. Operating income for the quarter was $16 million or 16% growth over operating income for the first quarter of fiscal 2007 of $13.7 million. Cash flow from operations during the quarter was strong at $13.1 million. Our gross profit margin for the quarter was 65.2% compared to 65.7% reported in the same period last year. Selling, general and administrative expenses were 37.8% of sales, compared with 39.0% reported in the same period last year. Research and product development expenses for the quarter were 8.0% of sales, up slightly from the 7.9% reported in the same period last year. Diluted earnings per share grew 20% to $0.53 for the first quarter, compared to $0.44 reported in the same period last year. Net income in the first quarter of fiscal 2008 included costs of approximately $650,000, net of tax, or $0.03 per diluted share, related to our initiative to centralize some of our field related technical, administrative and support functions within North America and Europe.
Net sales for the first quarter of fiscal 2008 were $82.4 million which reflects a 13% increase, compared with $72.9 million reported for the same period in the prior year. We are subject to the effects of foreign currency fluctuations that have an impact on net sales, gross profit and operating expenses. Overall, currency fluctuations increased reported net sales by $2.2 million, or 3% for the three months ended September 30, 2007.

Percentage changes in net sales over the first quarter of fiscal 2007 were as indicated in the table below:

Three Months
Ended
September 30, 2007
Percentage change in net sales
Total:	13%
By geographic region:
North America	15%
Europe	12%
Asia/Pacific	14%
Percentage of change in net sales excluding currency fluctuations were as indicated in the table below:

Three Months
Ended
September 30, 2007
Percentage change in net sales excluding currency fluctuations
Total:	10%
By geographic region:
North America	15%
Europe	4%
Asia/Pacific	15%
Net sales in North America increased 15% in the first quarter of fiscal 2008, reflecting an increase in demand from our customers, principally in the environmental and life science markets. Net sales in Europe increased by 12% for the three months ending September 30, 2007, driven by currency fluctuations and strong results in Italy, Switzerland and Denmark. Net sales in the Asia/Pacific region grew by 14% in the first fiscal quarter of 2008 as a result of increased sales in China, Korea, India, Australia and in our new subsidiaries in Brazil and Taiwan.
We achieved growth in the life sciences, environmental, chemical/petrochemical and food markets and a saw a slight decline in the power and electronics markets.
Gross margin for the first quarter of fiscal 2008 was 65.2%, down slightly from the 65.7% reported in the first quarter last year. The decrease in gross margin was due to a greater proportion of revenue attributable to the Asia/Pacific region and relatively slower growth in Europe.
Operating expenses of $37.8 million for the first quarter of fiscal 2008 increased by $3.6 million, or 11% from the $34.2 million reported in the same quarter last year. As a percentage of sales, operating expenses were 46% for the first quarter of fiscal 2008 down from the 47% of sales reported in the first quarter of fiscal 2007. The effects of foreign currency increased total operating expenses by three percentage points for the quarter.
Selling, general and administrative (SG&A) expenses increased by $2.8 million or 10% to $31.2 million in the first quarter of fiscal 2008 compared to $28.4 million for the first quarter of fiscal 2007. As a percentage of net sales SG&A expenses were 37.8% and 39.0% in the first quarter of fiscal 2008 and 2007, respectively. Effects of foreign currency fluctuations increased SG&A by $920,000, or three percentage points in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007. SG&A expenses grew by $1.2 million due to the addition of our two new subsidiaries, Brazil and Taiwan in October 2006 and July 2007 and the continued expansion in our Asia/Pacific region. The remaining increase was due to additional headcount resulting in increased salaries and expenses.
Research and product development (R&D) expenses of were $6.6 million for the first quarter of fiscal 2008, an increase of $900K or 15% from $5.7 million reported in the first quarter of fiscal 2007. As a percentage of net sales, R&D expenses increased slightly from 7.9% in the first quarter of fiscal 2007 to 8% in the first quarter in fiscal 2008. The increase is partially attributable to salaries for increased personnel and project materials related to new products in our product development pipeline.
The effective tax rate in the first quarter of fiscal 2008 was 35.3%, reflecting a decrease from 36.7% reflected for the first quarter of fiscal 2007. The decrease in our tax rate was due to the favorable settlement of a tax audit. We anticipate our tax rate will be in the range of 36% to 37% for the remainder of fiscal year 2008.

Net income in the first quarter of fiscal 2008 increased 17% to $10.2 million compared with $8.7 million reported for the same period last year. Diluted earnings per share were $0.53 and $0.44 in the first quarter of fiscal 2008 and 2007, respectively.
Liquidity and Capital Resources
At September 30, 2007, we had cash and equivalents and short-term investments of $69.6 million. Our working capital was $96 million, an increase of $11 million from the $85 million reported at September 30, 2006. The increase was primarily attributable to an increase in cash, inventory and prepaid expenses, other.
Cash generated by operating activities for the three months ended September 30, 2007 was $13.1 million compared with $12.2 million for the same period last year. The increase in operating cash flow was primarily due to an increase in operating results and better cash collections on accounts receivable partially offset by higher income tax payments.
Cash used for investing activities was $2.4 million in the first three months of fiscal 2008 compared to cash provided by investing activities of $4.2 million in first three months of fiscal 2007. Purchases of intangible assets were $1.6 million for the first quarter of fiscal 2008. Capital expenditures for the first three months of fiscal 2008 were $0.9 million which included purchases related to our general operations.
Cash provided by financing activities was $2.3 million and cash used by financing activities was $18.6 million in the first three months of fiscal 2008 and at June 30, 2007, respectively. The increase was primarily attributable to the repurchase of 257,825 shares of our common stock for $18.6 million in fiscal 2008 compared with 437,000 shares for $21.5 million in fiscal 2007, increased proceeds from issuance of common stock ($2.3 million for fiscal 2008 compared to $1.3 million for fiscal 2007) and increased tax benefit related to stock option plans of $0.5 million for fiscal 2008. The increase was partially offset by net proceeds of $18 million received from short term borrowings in fiscal 2008 as compared to $3.1 million in fiscal 2007.
At September 30, 2007, we had utilized $18.3 million in committed bank lines of credit in the United States. The borrowings were used to repurchase shares of our common stock and other corporate activities.
We believe that our cash flow from operations, current cash, cash equivalents and short-term investments and the remainder of our bank lines of credit will be adequate to meet our cash requirements for at least the next twelve months.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at September 30, 2007, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less
		Than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating Lease Obligations	$17,750	$4,864	$6,546	$3,465	$2,875

There have been no material changes to our contractual obligations outside ordinary business activities since June 30, 2007, except the change described above related to outstanding borrowings and changes related to the adoption of FIN 48. FIN 48 prescribes a new methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. Because of the uncertainty regarding timing of FIN 48 liabilities, the amounts calculated and discussed in Footnote 13 are excluded from the table above.
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
Critical Accounting Policies and Estimates
Summary
The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We evaluate our estimates, including those related to product returns and allowances, bad debts, inventory valuation, goodwill and other intangible assets, income taxes, warranty and installation provisions, and contingencies on an ongoing basis.
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
With the exception of the adoption of FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, there have been no significant changes during the first quarter of fiscal 2008 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
Income Taxes
As part of the process of preparing the consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. The determination of our tax provision is subject to judgments and estimates due to the complexity of the tax laws that we are subject to in several tax jurisdictions. This process involves our estimate of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and inventory reserves for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included with our consolidated balance sheets.
We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS No. 109 requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.
On July 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN No. 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to financial market risks from fluctuations in foreign currency exchange rates, interest rates and stock prices of marketable securities. With the exception of the stock price volatility of our marketable equity securities, we manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of nonperformance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices could cause significant changes in the costs to manufacture and deliver our products and in customers’ buying practices. We have not substantially changed our risk management practices during fiscal 2007 or the first three months of fiscal 2008 and we do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our current risk management practices.
Foreign Currency Exchange.  Revenues generated from international operations are generally denominated in foreign currencies. We entered into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At September 30, 2007, we had forward exchange contracts to sell foreign currencies totaling $15.5 million, including approximately $8.5 million in Euros, $4.7 million in Japanese yen, $1.5 million in Australian dollars and $0.8 million in Canadian dollars. The foreign exchange contracts at the end of each fiscal year mature within the first quarter of the following fiscal year. Additionally, contract values and fair market values are the same.
In March 2007, we entered into a cross-currency swap of Japanese Yen for $10.0 million which matures in March 2010. This derivative instrument did not qualify for net investment hedge accounting and was deemed to be an ineffective hedge instrument, given that, at the inception of the hedge transaction, there was no formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. Therefore, we marked to market the decrease in value of approximately $698,000 for September 30, 2007 and this amount was recorded in other expense, net. A sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to our hedging contracts and underlying balances being hedged at September 30, 2007 and June 30, 2007 indicated that these market movements would not have a material effect on our business, operating results or financial condition. Foreign currency rate fluctuations can impact the U.S. dollar translation of our foreign operations in our consolidated financial statements.
Interest and Investment Income.  Our interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at September 30, 2007 and June 30, 2007 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on our actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense.  At September 30, 2007, we had notes payable of $18.2 million. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding debt balance at September 30, 2007, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements and the level of borrowings maintained by us.

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act) during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
You should consider carefully the following risk factors as well as other information in this report before investing in any of our securities. If any of the following risks actually occur, our business operating results and financial condition could be adversely affected. This could cause the market price for our common stock to decline, and you may lose all or part of your investment. These risk factors include any material changes to, and supersede, the risk factors previously disclosed in our most recent annual report on Form 10-K.
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
We derived approximately 72% of our net sales from outside the United States in the first quarter of 2008 compared to 71% in all of fiscal 2007 and expect to continue to derive the majority of net sales from outside the United States for the foreseeable future. Most of our sales outside the United States are denominated in the local currency of our customers. As a result, the U.S. dollar value of our net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on our results of operations. In recent periods, our results of operations have been positively affected from the depreciation of the U.S. dollar against the Euro, the Japanese yen and other foreign currencies, but there can be no assurance that this positive impact will continue. In the past, our results of operations have been negatively impacted by the appreciation of the U.S. dollar against other currencies.
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

The following table indicates common shares repurchased and additional shares added to the repurchase program during the three months ended September 30, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

Total
			Number of		Maximum
			Shares		Number of
			Purchased	Additional	Shares that
	Total		as Part of	Shares	May Yet Be
	Number	Avg.	Publicly	Authorized	Purchased
	of Shares	Price Paid	Announced	for	Under the
Period	Purchased	per Share	Program	Purchase (1)	Program (2)
July 1– 31, 2007	—	—	6,094,377	10,218	1,237,388
August 1– 31, 2007	231,025	72.10	6,325,402	42,704	1,049,067
September 1 – 30, 2007	26,800	72.01	6,352,202	5,692	1,027,959

(1)	The number of shares represents the number of shares issued pursuant to employee stock plans that are authorized for purchase.

(2)	The number of shares includes current repurchase of 1.5 million shares of common stock approved in August 2006 plus that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to August 2006 minus the number of shares purchased.

EXHIBIT INDEX
Item 6. EXHIBITS

Exhibit
Number	Description	Reference

3.1	Restated Certificate of Incorporation, filed December 12, 1988	(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation, filed December 1, 1999 (Exhibit 3.2)	(13)

3.3	Bylaws, as amended on July 29, 2002 (Exhibit 3.2)	(4)

3.4	Amendment to Bylaws, adopted on January 11, 2007 (Exhibit 3.1)	(10)

4.1	Stockholder Rights Agreement dated January 21, 1999, between Dionex Corporation and Bank Boston N.A.	(2)

10.1	Medical Care Reimbursement Plan as amended October 30, 2007

10.2	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.15)	(3)

10.3	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.17)	(5)

10.4	Dionex Corporation 2004 Equity Incentive Plan, as amended October 2006 (Exhibit 10.1)	(14)

10.5	Form of Stock Option Agreement for non-employee directors (Exhibit 99.2)	(7)

10.6	Form of Stock Option Agreement for other than non-employee directors (Exhibit 99.3)	(7)

10.7	Form of Stock Unit Award Agreement (Exhibit 10.2)	(14)

10.8	Form of International Stock Option Agreement

10.9	Employee Stock Participation Plan (Exhibit 10.13)	(6)

10.10	Second amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.1)	(8)

10.11	Change in Control Severance Benefit Plan (Exhibit 10.15)	(9)

10.12	Third amendment to Credit Agreement dated December 1, 2006 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.8)	(11)

10.13	Executive Employment Agreement for Lukas Braunschweiler dated November 20, 2006 (Exhibit 10.1)	(12)

24.1	Power of Attorney (reference is made to the signature page of this report on Form 10-K)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibit in our Annual Report on Form 10-Q filed September 20, 1989.
(2)	Incorporated by reference to the corresponding exhibit in our Quarterly Report on Form 10-Q filed February 16, 1999.
(3)	Incorporated by reference to the indicated exhibit in our Quarterly Report on Form 10-Q filed February 14, 2001.
(4)	Incorporated by reference to the indicated Exhibit 10.17 in our Annual Report on Form 10-K filed August 28, 2002.
(5)	Incorporated by reference to the indicated Exhibit in our Annual Report on Form 10-K filed September 24, 2003.
(6)	Incorporated by reference to the indicated exhibit in our Annual Report on Form 10-K filed September 10, 2004.
(7)	Incorporated by reference to our Registration Statement on Form S-8 filed December 8, 2004.
(8)	Incorporated by reference to the indicated exhibit in our current Report on Form 8-K filed December 22, 2004.
(9)	Incorporated by reference to the indicated exhibit in our Quarterly Report on Form 10-Q filed May 10, 2005.
(10)	Incorporated by reference to the indicated exhibit in our Form 8-K filed January 17, 2007.
(11)	Incorporated by reference to the indicated exhibit in our Quarterly Report on Form 10-Q filed February 9, 2007.

(12)	Incorporated by reference to the indicated exhibit in our Form 8-K filed November 21, 2006.

(13)	Incorporated by reference to the indicated exhibit in our Form 10-K filed August 29, 2007.

(14)	Incorporated by reference to the indicated exhibit in our Form 8-K filed October 15, 2007.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION (Registrant)
Date: November 9, 2007	By:	/s/ Lukas Braunschweiler
Lukas Braunschweiler
President, Chief Executive Officer And Director

	By:	/s/ Craig A. McCollam
Craig A. McCollam
Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Medical Care Reimbursement Plan, as amended October 30, 2007

10.8	Form of International Stock Option Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002