Form 10-Q
period 2007-12-31
DIONEX CORP /DE
filed 2008-02-08
CIK 708850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 7, 2008:

CLASS	NUMBER OF SHARES
Common Stock	18,567,826

DIONEX CORPORATION

Part I. Financial Information
Item 1. Financial Statements
DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	December 31,	June 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$64,249	$54,938
Short-term investments	1	124
Accounts receivable (net of allowance for doubtful accounts of $885 at December 31, 2007 and $610 at June 30, 2007)	68,285	65,990
Inventories	30,476	28,626
Deferred taxes	9,265	8,983
Prepaid expenses and other	11,629	12,113

Total current assets	183,905	170,774
Property, plant and equipment, net	64,611	62,366
Goodwill	26,048	25,443
Intangible assets, net	6,388	6,955
Other assets	16,923	6,231

	$297,875	$271,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$14,080	$231
Accounts payable	12,548	12,293
Accrued liabilities	28,261	30,329
Deferred revenue	19,631	18,617
Income taxes payable	302	13,068
Accrued product warranty	3,181	2,875

Total current liabilities	78,003	77,413
Deferred and other income taxes payable	23,283	5,060
Other long-term liabilities	3,494	3,588
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding: 18,550,223 shares at December 31, 2007 and 18,845,802 shares at June 30, 2007)	168,648	161,409
Retained earnings	6,097	13,223
Accumulated other comprehensive income	18,350	11,076

Total stockholders’ equity	193,095	185,708

	$297,875	$271,769

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2007	2006

Net sales	$98,038	$83,519
Cost of sales	31,832	27,655

Gross profit	66,206	55,864

Operating expenses:
Selling, general and administrative	35,888	30,576
Research and product development	7,568	6,101

Total operating expenses	43,456	36,677

Operating income	22,750	19,187
Interest income	581	283
Interest expense	(318)	(92)
Other income (expense), net	(640)	262

Income before taxes	22,373	19,640
Taxes on income	7,544	6,373

Net income	$14,829	$13,267

Basic earnings per share	$0.80	$0.69

Diluted earnings per share	$0.77	$0.68

Shares used in computing per share amounts:
Basic	18,605	19,154

Diluted	19,242	19,609

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
Net sales	$180,461	$156,376
Cost of sales	60,528	52,614

Gross profit	119,933	103,762

Operating expenses:
Selling, general and administrative	67,044	59,005
Research and product development	14,169	11,849

Total operating expenses	81,213	70,854

Operating income	38,720	32,908
Interest income	1,210	622
Interest expense	(480)	(122)
Other expense, net	(1,391)	(69)

Income before taxes	38,059	33,339
Taxes on income	13,080	11,401

Net income	$24,979	$21,938

Basic earnings per share	$1.34	$1.14

Diluted earnings per share	$1.30	$1.11

Shares used in computing per share amounts:
Basic	18,685	19,297

Diluted	19,268	19,732

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$24,979	$21,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,272	3,403
Stock-based compensation	2,933	2,508
Allowance for bad debts	203	(128)
Unrealized loss on securities	5	—
Loss on disposal of fixed assets	223	120
Tax benefit related to stock transactions	(1,833)	(462)
Deferred income taxes	342	(83)
Changes in assets and liabilities:
Accounts receivable	622	1,481
Inventories	185	385
Prepaid expenses and other assets	1,713	479
Accounts payable	(80)	1,074
Deferred revenue	308	263
Accrued liabilities	(829)	823
Income taxes payable	(8,229)	(1,090)
Accrued product warranty	350	(262)

Net cash provided by operating activities	25,164	30,449

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	9,700
Purchase of marketable securities	—	(2,600)
Purchase of property, plant and equipment	(3,579)	(5,506)
Purchase of intangible assets	(2,071)	(423)

Net cash provided by (used for) investing activities	(5,650)	1,171

Cash flows from financing activities:
Net change in notes payable	13,849	5,938
Proceeds from issuance of common stock pursuant to stock-based compensation plans	6,326	3,118
Tax benefit related to stock transactions	1,833	462
Repurchase of common stock	(34,536)	(33,134)

Net cash used for financing activities	(12,528)	(23,616)

Effect of exchange rate changes on cash	2,325	543

Net increase in cash and cash equivalents	9,311	8,547
Cash and cash equivalents, beginning of period	54,938	43,524

Cash and cash equivalents, end of period	$64,249	$52,071

Supplemental disclosures of cash flow information:
Income taxes paid	$19,584	$12,471
Interest expense paid	428	58
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	316	418
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
2. New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 (Dionex’s fiscal 2010) with early adoption prohibited. We are currently evaluating the effect the implementation of SFAS 141(R) will have on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 (Dionex’s fiscal 2010). We are currently evaluating the effect that adoption of SFAS No. 160 will have on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (or “fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us as of the first quarter of fiscal 2009. We are currently evaluating the impact of this pronouncement on our financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b- Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

3. Stock-Based Compensation
We account for our stock plans as required by SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. We have a stock-based compensation plan (Option Plan) and an employee stock purchase plan (ESPP). Pursuant to the Option Plan, we issue stock options and restricted common stock units.
Generally, stock options granted to employees and non-employee directors fully vest four years from the grant date and have a term of ten years. We recognize stock-based compensation expense over the requisite service period of the individual grants, generally, equal to the vesting period.
Stock option activity under our plans during the six months ended December 31, 2007 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Options	Average	Contractual	Value
	Outstanding	Exercise Price	Term (Years)	(in 000’s )

Balance at June 30, 2007	1,694,471	$41.91
Options granted	329,750	72.95
Options exercised	(133,522)	40.82
Options forfeited/cancelled/expired	(10,127)	49.73
Balance at December 31, 2007	1,880,572	$47.39	6.69	$66,747
Options vested and expected to vest at December 31, 2007	1,842,204	$47.13	6.65	$65,857
Exercisable at December 31, 2007	1,120,379	$38.10	5.29	$50,150
The aggregate intrinsic values in the table above represent the total pretax intrinsic values based on our closing stock price of $82.86 at December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.
The total pre-tax intrinsic value of options exercised were $4.0 million and $5.5 million during the three and six months ended December 31, 2007.
During the three months ended December 31, 2007, we granted 1,000 restricted common stock units to each of our five non-employee Directors for a total equal to 5,000 shares of our common stock. The value of each share was $87.03. These restricted common stock units vest over a four year period.
Under our ESPP, eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to certain annual limitations.

The effect of recording stock-based compensation for the three months and six months ended December 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Cost of sales	$151	$95	$282	$181
Selling, general and administrative expenses	962	871	1,889	1,720
Research and development expenses	377	312	762	607

Total stock-based compensation expenses	1,490	1,278	2,933	2,508
Tax effect on stock-based compensation	(583)	(295)	(1,013)	(649)

Net effect on net income	$907	$983	$1,920	$1,859

Excess tax benefit related to stock option plans:
Cash flows from operations	$(1,346)	$(353)	$(1,833)	$(462)
Cash flows from financing activities	1,346	353	1,833	462
Effects on earnings per share:
Basic	$0.05	$0.05	$0.10	$0.10
Diluted	$0.05	$0.05	$0.10	$0.09
The fair value of each option on the date of grant is estimated using the Black-Scholes-Merton option-pricing model using a single option approach for options granted after June 30, 2005, with the following weighted-average assumptions:

	Six Months Ended
	December 31,
	2007	2006

Volatility for option plan	28.6%	28.5%
Volatility for ESPP	22.9%	27.8%
Risk-free interest rate for option plan	4.59%	4.50%
Risk-free interest rate for ESPP	4.80%	4.90%
Expected life of ESPP	6 months	6 months
Expected life of option plan	4.75 years	4.75 years
Expected dividend	$0.00	$0.00
During the six months ended December 31, 2007, we granted options to purchase 329,750 shares of our common stock with an estimated fair value of $7.6 million after estimated forfeitures (at a weighted average exercise price of $72.95).
As of December 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $13.4 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 2.2 years.
Approximately $70,000 of stock-based compensation was capitalized as inventory at December 31, 2007.
Determining Fair Value
Valuation and amortization method — We estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
Expected Term — The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards.
Expected Volatility — Our computation of expected volatility for the six months ended December 31, 2007 and 2006 is based on a combination of historical and market-based implied volatility.
Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
Expected Dividend — The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

4. Inventories
Inventories consisted of (in thousands):

	December 31,	June 30,
	2007	2007

Finished goods	$18,479	$16,536
Work in process	1,541	1,328
Raw materials	10,456	10,762

	$30,476	$28,626

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
The aggregate market value, cost basis, and gross unrealized gains and losses of short-term investments by major security type were as follows (in thousands):

		Gross
	Cost	Unrealized Losses	Fair Value

December 31, 2007, Marketable securities	$1	$—	$1

June 30, 2007, Corporate debt securities	$127	$(3)	$124

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income, as reported	$14,829	$13,267	$24,979	$21,938
Foreign currency translation adjustments, net of taxes	2,167	2,785	7,269	2,337
Unrealized gain on securities available for sale, net of taxes	1	13	5	13

Comprehensive income	$16,997	$16,065	$32,253	$24,288

7. Common Stock Repurchases
During the three and six months ended December 31, 2007, we repurchased 187,642 and 445,467 shares of our common stock, respectively, on the open market for approximately $15.9 million and $34.5 million, respectively (at an average repurchase price of $84.99 and $77.52, respectively per share), compared with 207,566 and 644,566 shares repurchased for approximately $11.6 million and $31.1 million, respectively, (at an average repurchase price of $56.09 and $51.42, respectively per share) in the same periods in the prior fiscal year.
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

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Numerator:
Net income	$14,829	$13,267	$24,979	$21,938

Denominator:
Weighted average shares used to compute net income per common share — basic	18,605	19,154	18,685	19,297

Effect of dilutive stock options	637	455	583	435

Weighted average shares used to compute net income per common share — diluted	19,242	19,609	19,268	19,732

Basic earnings per share	$0.80	$0.69	$1.34	$1.14

Diluted earnings per share	$0.77	$0.68	$1.30	$1.11

Antidilutive common equivalent shares related to stock options are excluded from the calculation of diluted shares. Approximately 331,913 and 651,302 shares were excluded at December 31, 2007 and 2006, respectively because they were antidilutive.
9. Goodwill and Other Intangible Assets
Information regarding our goodwill and other intangible assets reflects current foreign exchange rates.
The change in the carrying amount of goodwill for the six months ended December 31, 2007 was as follows (in thousands):

Total
Balance as of July 1, 2007	$25,443
Translation adjustments	605

Balance as of December 31, 2007	$26,048

Our reporting units represent our operating segments, the Chemical Analysis Business Unit (CABU) and the Life Sciences Business Unit (LSBU). All goodwill has been assigned to one reporting unit, LSBU. The evaluation of goodwill is based upon the fair value of this reporting unit. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we performed annual impairment tests on goodwill in April 2007 and determined that goodwill was not impaired.
Information regarding our other intangible assets follows (in thousands):

	As of December 31, 2007			As of June 30, 2007
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Patents and trademarks	$5,958	$(1,076)	$4,882	$5,958	$(779)	$5,179
Developed technology	10,413	(10,413)	—	10,013	(9,805)	208
Other	2,266	(760)	1,506	2,205	(637)	1,568

Total	$18,637	$(12,249)	$6,388	$18,176	$(11,221)	$6,955

We amortize patents and trademarks over a period of seven to sixteen years and the remaining weighted average amortization period for this category is approximately eight years.
We amortize developed technology over a period of three to seven years.
We amortize other intangibles over a period of five to ten years and the remaining weighted average amortization period for this category is approximately seven years.

Amortization expense related to intangible assets was $631,000 and $336,000 for the six months ended December 31, 2007 and 2006, respectively. The remaining estimated amortization for each of the five fiscal years subsequent to December 31, 2007 is as follows (in thousands):

Remaining
Ending	Amortization
December 31,	Expense
2008 (remaining six months)	$418
2009	844
2010	813
2011	800
2012	800
Thereafter	2,713

Total	$6,388

10. Warranty
Product warranties are recorded at the time revenue is recognized for certain product shipments. Warranty expense is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from our estimates, revisions to the warranty liability would be required.
Details of the change in accrued product warranty for the six months ended December 31, 2007 and 2006 were as follows (in thousands):

	Balance		Other	Actual	Balance
	Beginning	Provision	Adjustments	Warranty	End of
	of Period	For Warranties	Accounts	Costs Incurred	Period
			(1)
Accrued Product Warranty
Six Months Ended:
December 31, 2007	$2,875	$1,624	$143	$(1,461)	$3,181
December 31, 2006	$3,493	$1,398	$48	$(1,680)	$3,259

(1)	Effects of exchange rate changes
11. Commitments
Revenue generated from international operations is generally denominated in foreign currencies. We enter into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. We had forward exchange contracts to sell foreign currencies totaling $17.9 million and $12.6 million at December 31, 2007 and 2006, respectively.
We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable, however, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No material claims for such indemnifications were outstanding as of December 31, 2007. We have not recorded any liabilities for these indemnification agreements at December 31, 2007 or June 30, 2007.

12. Business Segment Information
SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information establishes standards for reporting information about operating segments in annual and interim financial statements of public business enterprises. It also establishes standards for related disclosure about products and service, geographic areas and major customers.
We have two operating segments, CABU and LSBU. CABU sells ion chromatography and accelerated solvent extraction products, services and related consumables. LSBU sells high performance liquid chromatography products, services and related consumables. These two operating segments are aggregated into one reportable segment for financial statement purposes.
Our sales of products, installation and training services and maintenance within this reportable segment were detailed as follows (in thousands):

	Three Months Ended
	December 31,
	2007	2006

Products	$84,992	$73,137
Installation and Training Services	3,297	2,589
Maintenance	9,749	7,793

	$98,038	$83,519

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
Our total amount of unrecognized tax benefits as of July 1, 2007 was $14.4 million, of which $3.3 million, if recognized, would affect our effective tax rate. The liability for income taxes associated with uncertain tax positions is classified in deferred and other income taxes payable. There have been no significant changes in these amounts during the six months ended December 31, 2007.
We record interest and penalties related to unrecognized tax benefits in income tax expense. At July 1, 2007, we had approximately $1.7 million accrued for estimated interest and penalties related to uncertain tax positions. During the six months ended December 31, 2007, we accrued a total of $484,000 in interest on these uncertain tax positions.
We are subject to audit by the Internal Revenue Service and California Franchise Tax Board for the fiscal years 2003 through the fiscal year 2007. As we have operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state. We also file income tax returns for non-US jurisdictions; the most significant of which are Germany, Japan and Hong Kong. The years open to adjustment for Germany are fiscal years 2003 through 2007, fiscal years 2002 through 2007 for the UK and Hong Kong and fiscal years 2001 through 2007 for Japan.

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
Overview
Dionex Corporation designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. Our products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications. Our systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical, petrochemical, power generation, and food and electronics industries in a variety of applications. Unless the context otherwise requires, the terms “Dionex,” “we,” “our” and “us” and words of similar import as herein include Dionex Corporation and its consolidated subsidiaries.
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
We market and distribute our products and services through our own sales force in Austria, Australia, Brazil, Canada, China, Singapore, Denmark, France, Germany, India, Ireland, Italy, Japan, Korea, Netherlands, Switzerland, Taiwan, United Kingdom, and the United States. In each of these countries, we maintain one or more local sales offices in order to support and service our customers in the regions. We manufacture our products based upon a forecast of customer demand and we generally try to maintain adequate inventories of completed modules or finished goods in advance of receipt of firm orders. System or instrument orders are generally placed by the customer on an as-needed basis and instruments are usually shipped within two to six weeks after receipt of an order.

Results of Operations
Net sales for the second quarter of fiscal 2008 were $98.0 million, compared with $83.5 million reported for the same period in the prior year, reflecting an increase of 17%. Operating income for the quarter was $22.8 million, an increase of 19% over operating income for the second quarter of fiscal 2007 of $19.2 million. Cash flow from operations during the quarter was strong at $12.0 million over cash flow from operations for the second quarter of fiscal 2007 of $18.3 million. Our gross profit margin for the quarter was 67.5% compared to 66.9% reported in the same period last year. Selling, general and administrative expenses were 36.6% of sales during the quarter, the same as was reported in the same period last year. Research and product development expenses for the quarter were 7.7% of sales, up slightly from the 7.3% reported in the same period last year. Diluted earnings per share grew 14% to $0.77 for the second quarter, compared to $0.68 reported in the same period last year. Net sales in the six months ended December 31, 2007 were $180.5 million, an increase of 15% compared with the $156.4 million reported in the first six months of fiscal 2007. Operating income was $38.7 million during the first six months of fiscal 2008, an increase of 18% over operating income for the same period during the prior year of $32.9 million. Cash flow from operations for the first six months of fiscal 2008 was $25.2 million. Gross profit margin for the six months ended December 31, 2007 was 66.5% compared to 66.4% during the same period in the prior year.
Demand from our life sciences and environmental customers was up strongly this quarter. Customer demand in our chemical/petrochemical and food/beverage markets was up significantly this quarter, while demand from our electronic and power customers was down this quarter. We experienced high teen’s sales growth in ion chromatography this quarter. The sales growth was broad-based coming from both instrumentation and consumables
We are subject to the effects of foreign currency fluctuations that have an impact on net sales, gross profit and operating expenses. Overall, currency fluctuations increased reported net sales by $5.3 million, or 6% for the three months ended December 31, 2007 compared to the same quarter last year. Currency fluctuations increased reported net sales by $7.5 million or 5% for the six months ended December 31, 2007 compared to the same period last year.
Diluted earnings per share for the first six months of fiscal 2008 were $1.30, representing a 16% increase over the same period during the prior year of $1.11.
Percentage changes in net sales over the corresponding period in the prior year as indicated in the table below:

	Three Months	Six Months
	Ended	Ended
	December 31, 2007	December 31, 2007
Percentage change in net sales
Total:	17%	15%
By geographic region:
North America	21%	18%
Europe	17%	14%
Asia/Pacific	15%	15%
Percentage of change in net sales excluding currency fluctuations were as indicated in the table below:

	Three Months	Six Months
	Ended	Ended
	December 31, 2007	December 31, 2007
Percentage change in net sales excluding currency fluctuations
Total:	11%	11%
By geographic region:
North America	19%	17%
Europe	6%	5%
Asia/Pacific	11%	13%

Net sales in North America increased by 21% in the second quarter of fiscal 2008 to $27.5 million compared to $22.8 million during the same period in the prior year because of higher sales of ion chromatography and HPLC products. Net sales in North America increased by 18% in the six months ended December 31, 2007 to $52.4 million compared to $44.5 million during the six months ended December 31, 2006, reflecting continued improved sales performance in both product lines in North America. Net sales in Europe increased 17% to $44.6 million in the second quarter of fiscal 2008 compared to $38.2 million during the same period in the prior year due to strong growth in several countries partially offset by lower sales in some sectors of the life sciences market. Net sales grew 14% in the six months ended December 31, 2007 to $79.4 million compared to $69.4 million during the six months ended December 31, 2006, driven by currency fluctuations and strong results in Italy, Switzerland and Denmark. Net sales in the Asia/Pacific region grew by 15% in the second quarter of fiscal 2008 to $25.9 million compared to $22.5 million during the same period in the prior year due to higher sales in China and Taiwan. Net sales increased 15% in the six months ended December 31, 2007 to $48.6 million compared to $42.4 million in the six months ended December 31, 2006 as a result of strong sales growth in China, Korea, India, and Australia and in our new subsidiaries in Brazil and Taiwan.
Gross margin for the second quarter of fiscal 2008 was 67.5%, up from the 66.9% reported in the second quarter last year. The improvement in gross margin was the result of currency fluctuations, a favorable change in the geographical mix and continued progress in reducing product costs. Gross margin for the first six months of fiscal 2008 was 66.5%, virtually unchanged from the 66.4% reported in the first six months of fiscal 2007.
Operating expenses of $43.5 million for the second quarter of fiscal 2008 increased by $6.8 million, or 18% from the $36.7 million reported in the same quarter last year. As a percentage of sales, operating expenses were 44.3% for the second quarter of fiscal 2008 up from the 43.9% of sales reported in the second quarter of fiscal 2007. The effects of foreign currency increased total operating expenses by $2.1 million, or six percentage points for the quarter ended December 31, 2007 compared to $950,000, or three percentage points during the same period in the prior year. Operating expenses for the six months ended December 31, 2007 were $81.2 million, representing a 15% increase over the corresponding period during the prior year of $70.9 million mainly due to the effect of foreign currency and higher costs due to continued expansion in Asia.
Selling, general and administrative (SG&A) expenses increased by $5.3 million, or 17%, to $35.9 million in the second quarter of fiscal 2008 compared to $30.6 million for the second quarter of fiscal 2007. As a percentage of net sales, SG&A expenses were 36.6% in the second quarters of fiscal 2008 and 2007. Effects of foreign currency fluctuations increased SG&A by $1.8 million or six percentage points in the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007. SG&A expenses grew by $1.1 million or four percentage points due to the addition of our two new subsidiaries in Brazil and Taiwan in October 2006 and July 2007 and our continued expansion in the Asia/Pacific region and due to targeted expense growth in China. The remainder of the increase was related to increases in salaries because of increased personnel and related expenses and travel. SG&A expenses for the six month period ended December 31, 2007 increased by 14%, or $8.1 million to $67.1 million from $59.0 million during the same period last year mainly due to the effect of foreign currency of $2.7 million, $2.3 million due to the addition of two new subsidiaries in the Asia pacific region. The remaining increase was due to additional salaries and related expenses.
Research and product development (R&D) expenses were $7.6 million for the second quarter of fiscal 2008, an increase of $1.5 million or 24% from $6.1 million reported in the second quarter of fiscal 2007. As a percentage of net sales, R&D expenses increased slightly from 7% in the second quarter of fiscal 2007 to 8% in the second quarter of fiscal 2008. The increase is principally attributable to salaries for increased personnel and project materials related to new products in our product development pipeline. R&D expenses for the six month period ended December 31, 2007 increased 19% to $14.2 million from $11.8 million in the same period of fiscal 2007 mainly due to the effect of foreign currency, increase in professional services related to patent execution costs and project materials for our new products pipeline.
In the second quarter of fiscal 2008, we reported an amount in other expense of approximately $640,000, pre-tax, due primarily to losses on foreign currency exchange and mark to market on cross currency swap. In the first six months of fiscal 2008, we reported $1.4 million, pre-tax, in other expense due primarily to losses on foreign currency exchange and mark to market on cross currency swap.
The effective tax rate in the second quarter of fiscal 2008 was 33.7%, reflecting an increase from 32.5% reported for the second quarter of fiscal 2007. The tax rate for the second quarter was lower than our anticipated tax rate of 36%-37%. This decrease was due to a variety of factors, including, but not limited to, foreign tax credits, geographical mix of taxable income and higher research tax credits. We anticipate our tax rate will be in the range of 35.5% to 36.5% for the remainder of fiscal year 2008.

Net income in the second quarter of fiscal 2008 increased 12% to $14.8 million compared with $13.3 million reported for the same period last year. Diluted earnings per share were $0.77 and $0.68 in the second quarter of fiscal 2008 and 2007, respectively. Net income for the six month period ended December 31, 2007 was $25.0 million, an increase of 14% from $21.9 million in the same period of fiscal 2007.
Liquidity and Capital Resources
At December 31, 2007, we had cash and equivalents and short-term investments of $64.3 million. Our working capital was $105.9 million, an increase of $13.3 million from the $92.6 million reported at December 31, 2006. The increase was primarily attributable to an increase in cash, inventory and prepaid expenses, other.
Cash generated by operating activities for the six months ended December 31, 2007 was $25.2 million compared with $30.4 million for the same period last year. The decrease in operating cash flow was primarily due to an increase in income tax payments.
Cash used for investing activities was $5.6 million in the first six months of fiscal 2008. Payments for intangible assets were $2.1 million for the six months of fiscal 2008 of which $2.0 million was recorded in accrued liabilities at June 30, 2007. Capital expenditures for the first six months of fiscal 2008 were $3.6 million which included purchases related to our general operations.
Cash used for financing activities was $12.5 million in the first six months of fiscal 2008. The use of cash was primarily attributable to the repurchase of 445,467 shares of our common stock for $34.5 million, offset by $6.3 million in proceeds from issuance of common stock, tax benefit related to stock option plans of $1.8 million and net proceeds of $14.1 million received from short-term borrowings.
At December 31, 2007, we had utilized $14.1 million in committed bank lines of credit in the United States. The borrowings were used to repurchase shares of our common stock and other corporate activities. Available borrowings under our bank lines of credit were $14.5 million at December 31, 2007.
We believe that our cash flow from operations, current cash, cash equivalents and short-term investments and the remainder of our bank lines of credit will be adequate to meet our cash requirements for at least the next twelve months.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at December 31, 2007, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less
		Than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating Lease Obligations	$15,106	$4,467	$5,646	$2,367	$2,627

There have been no material changes to our contractual obligations outside ordinary business activities since June 30, 2007, except the change described above related to outstanding borrowings and changes related to the adoption of FIN 48. Our outstanding borrowings under our lines of credit increased to $14.1 million at December 31, 2007 from $231,000 at June 30, 2007. These amounts are due in a period of less than one year. FIN 48 prescribes a new methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. Because of the uncertainty regarding timing of FIN 48 liabilities, the amounts calculated and discussed in Footnote 13 are excluded from the table above.

New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 (Dionex’s fiscal 2010) with early adoption prohibited. We are currently evaluating the effect the implementation of SFAS 141(R) will have on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 (Dionex’s fiscal 2010). We are currently evaluating the effect that adoption of SFAS No. 160 will have on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (or “fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us as of the first quarter of fiscal 2009. We are currently evaluating the impact of this pronouncement on our financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b- Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
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
With the exception of the adoption of FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, there have been no significant changes during the six months ended December 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to financial market risks from fluctuations in foreign currency exchange rates, interest rates and stock prices of marketable securities. With the exception of the stock price volatility of our marketable equity securities, we manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of nonperformance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices could cause significant changes in the costs to manufacture and deliver our products and in customers’ buying practices. We have not substantially changed our risk management practices during fiscal 2007 or the first six months of fiscal 2008 and we do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our current risk management practices.
Foreign Currency Exchange. Revenues generated from international operations are generally denominated in foreign currencies. We entered into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At December 31, 2007, we had forward exchange contracts to sell foreign currencies totaling $17.9 million, including approximately $10.9 million in Euros, $4.6 million in Japanese yen, $1.3 million in Australian dollars and $1.1 million in Canadian dollars. The foreign exchange contracts at the end of each fiscal year mature within the first quarter of the following fiscal year. Additionally, contract values and fair market values are the same.

In March 2007, we entered into a cross-currency swap of Japanese Yen for $10.0 million which matures in March 2010. This derivative instrument did not qualify for net investment hedge accounting and was deemed to be an ineffective hedge instrument, given that, at the inception of the hedge transaction, there was no formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. Therefore, we marked to market the decrease in value of approximately $1 million for the six months ended December 31, 2007 and this amount was recorded in other expense, net. A sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to our hedging contracts and underlying balances being hedged at December 31, 2007 and June 30, 2007 indicated that these market movements would not have a material effect on our business, operating results or financial condition. Foreign currency rate fluctuations can impact the U.S. dollar translation of our foreign operations in our consolidated financial statements.
Interest and Investment Income. Our interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at December 31, 2007 and June 30, 2007 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on our actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense. At December 31, 2007, we had notes payable of $14.1 million. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding debt balance at December 31, 2007, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements and the level of borrowings maintained by us.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.
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
We derived approximately 72% of our net sales from outside the United States in the second quarter of 2008 compared to 73% in the same quarter last year and expect to continue to derive the majority of net sales from outside the United States for the foreseeable future. Most of our sales outside the United States are denominated in the local currency of our customers. As a result, the U.S. dollar value of our net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on our results of operations. In recent periods, our results of operations have been positively affected from the depreciation of the U.S. dollar against the Euro, the Japanese yen and other foreign currencies, but there can be no assurance that this positive impact will continue. In the past, our results of operations have been negatively impacted by the appreciation of the U.S. dollar against other currencies.
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
Downturn in economic conditions could affect our operating results
Our business, financial condition and results of operations may be affected by various economic factors. A downturn in economic conditions may make it more difficult for us to maintain and continue our revenue growth and profitability performance. In an economic recession or under other adverse economic conditions, customers may be less likely to purchase our products and vendors may be more likely to fail to meet contractual terms. A decline in economic conditions may have a material adverse effect on our business.
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
ISSUER REPURCHASES
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
The following table indicates common shares repurchased and additional shares added to the repurchase program during the three months ended December 31, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

Total
			Number of		Maximum
			Shares		Number of
			Purchased	Additional	Shares that
	Total		as Part of	Shares	May Yet Be
	Number	Avg.	Publicly	Authorized	Purchased
	of Shares	Price Paid	Announced	for	Under the
Period	Purchased	per Share	Program	Purchase (1)	Program (2)

October 1-31, 2007			6,352,202	2,698	1,030,657
November 1-30, 2007	154,335	85.01	6,506,537	78,069	954,391
December 1-31, 2007	33,307	84.92	6,539,844	10,507	931,591

(1)	The number of shares represents the number of shares issued pursuant to employee stock plans that are authorized for purchase.

(2)	The number of shares includes current repurchase of 1.5 million shares of common stock approved in August 2006 plus that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to August 2006 minus the number of shares purchased.

DIVIDENDS
As of December 31, 2007, we have paid no cash dividend on our common stock and we do not anticipate doing so in the foreseeable future.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2007 Annual Meeting of Stockholders was held on October 30, 2007. The six persons name below were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until our Annual Meeting of Stockholders in 2008 and until their successors are duly elected and qualified. There were 18,902,652 shares of Dionex common stock entitled to vote at the Annual Meeting of Stockholders. The voting regarding each nominee was as follows:

	For	Withheld
David L. Anderson	17,004,467	295,467
A. Blaine Bowman	17,029,344	270,590
Lukas Braunschweiler	17,035,664	264,270
Roderick McGeary	16,895,147	404,787
Ricardo Pigliucci	17,005,456	294,478
Michael W. Pope	16,967,397	332,537
The other matter, voted upon at the Annual Meeting and the results of the voting with respect to such matter were as follows:
1.	To ratify the selection of Deloitte & Touche LLP as the independent auditors of Dionex for the fiscal year ending June 30, 2008.

For	Against	Abstained	Broker Non-votes

17,181,466	117,940	528	0

EXHIBIT INDEX
Item 6. EXHIBITS

Exhibit
Number	Description	Reference
3.1	Restated Certificate of Incorporation, filed December 12, 1988	(1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation, filed December 1, 1999 (Exhibit 3.2)	(12)
3.3	Bylaws, as amended on July 29, 2002 (Exhibit 3.2)	(4)
3.4	Amendment to Bylaws, adopted on January 11, 2007 (Exhibit 3.1)	(10)
4.1	Stockholder Rights Agreement dated January 21, 1999, between Dionex Corporation and Bank Boston N.A.	(2)
10.1	Medical Care Reimbursement Plan as amended October 30, 2007 (Exhibit 10.1)	(7)
10.2	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.15)	(3)
10.3	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.17)	(5)
10.4	Dionex Corporation 2004 Equity Incentive Plan, as amended October 2006 (Exhibit 10.1)	(13)
10.5	Form of Stock Option Agreement for non-employee directors
10.6	Form of Stock Option Agreement for other than non-employee directors
10.7	Form of Stock Unit Award Agreement (Exhibit 10.2)	(13)
10.8	Form of International Stock Option Agreement (Exhibit 10.8)	(7)
10.9	Employee Stock Participation Plan (Exhibit 10.13)	(6)
10.10	Second amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.1)	(8)
10.11	Change in Control Severance Benefit Plan (Exhibit 10.15)	(9)
10.12	Third amendment to Credit Agreement dated December 1, 2006 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.8)	(11)
10.13	Amended Executive Employment Agreement for Lukas Braunschweiler dated January 30, 2008
24.1	Power of Attorney (reference is made to the signature page of this report on Form 10-K)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibit in our Annual Report on Form 10-Q filed September 20, 1989.

(2)	Incorporated by reference to the corresponding exhibit in our Quarterly Report on Form 10-Q filed February 16, 1999.

(3)	Incorporated by reference to the indicated exhibit in our Quarterly Report on Form 10-Q filed February 14, 2001.

(4)	Incorporated by reference to the indicated Exhibit 10.17 in our Annual Report on Form 10-K filed August 28, 2002.

(5)	Incorporated by reference to the indicated Exhibit in our Annual Report on Form 10-K filed September 24, 2003.

(6)	Incorporated by reference to the indicated exhibit in our Annual Report on Form 10-K filed September 10, 2004.

(7)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed November 9, 2007.

(8)	Incorporated by reference to the indicated exhibit in our current Report on Form 8-K filed December 22, 2004.

(9)	Incorporated by reference to the indicated exhibit in our Quarterly Report on Form 10-Q filed May 10, 2005.

(10)	Incorporated by reference to the indicated exhibit in our Form 8-K filed January 17, 2007.

(11)	Incorporated by reference to the indicated exhibit in our Quarterly Report on Form 10-Q filed February 9, 2007.

(12)	Incorporated by reference to the indicated exhibit in our Form 10-K filed August 29, 2007.

(13)	Incorporated by reference to the indicated exhibit in our Form 8-K filed October 15, 2007.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION (Registrant)

Date: February 8, 2008

By:	/s/ Lukas Braunschweiler
Lukas Braunschweiler
President, Chief Executive Officer And Director

By:	/s/ Craig A. McCollam
Craig A. McCollam
Vice President and Chief Financial Officer

EXHIBIT INDEX

10.5	Form of Stock Option Agreement for non-employee directors
10.6	Form of Stock Option Agreement for other than non-employee directors
10.13	Amended Executive Employment Agreement for Lukas Braunschweiler dated January 30, 2008
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002