Form 10-Q
period 2008-03-31
DIONEX CORP /DE
filed 2008-05-09
CIK 708850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2008:

CLASS	NUMBER OF SHARES
Common Stock	18,319,093

DIONEX CORPORATION

Part I. Financial Information
Item 1. Financial Statements
DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$72,033	$54,938
Short-term investments	1	124
Accounts receivable (net of allowance for doubtful accounts of $750 at March 31, 2008 and $610 at June 30, 2007)	74,258	65,990
Inventories	32,120	28,626
Deferred taxes	9,552	8,983
Prepaid expenses and other	15,117	12,113

Total current assets	203,081	170,774
Property, plant and equipment, net	69,044	62,366
Goodwill	26,654	25,443
Intangible assets, net	6,739	6,955
Other assets	14,732	6,231

	$320,250	$271,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$17,969	$231
Accounts payable	15,239	12,293
Accrued liabilities	31,046	30,329
Deferred revenue	21,654	18,617
Income taxes payable	6,777	13,068
Accrued product warranty	3,585	2,875

Total current liabilities	96,270	77,413
Deferred and other income taxes payable	21,978	5,060
Other long-term liabilities	6,171	3,588
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding: 18,314,542 shares at March 31, 2008 and 18,845,802 shares at June 30, 2007)	169,845	161,409
Retained earnings	1,275	13,223
Accumulated other comprehensive income	24,711	11,076

Total stockholders’ equity	195,831	185,708

	$320,250	$271,769

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$98,356	$84,954
Cost of sales	33,831	29,172

Gross profit	64,525	55,782

Operating expenses:
Selling, general and administrative	37,170	31,389
Research and product development	7,336	6,360

Total operating expenses	44,506	37,749

Operating income	20,019	18,033
Interest income	561	319
Interest expense	(236)	(83)
Other income (expense), net	(150)	205

Income before taxes	20,194	18,474
Taxes on income	6,599	6,977

Net income	$13,595	$11,497

Basic earnings per share	$0.74	$0.60

Diluted earnings per share	$0.72	$0.59

Shares used in computing per share amounts:
Basic	18,438	19,047

Diluted	18,992	19,551

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
Net sales	$278,817	$241,330
Cost of sales	94,359	81,786

Gross profit	184,458	159,544

Operating expenses:
Selling, general and administrative	104,214	90,394
Research and product development	21,506	18,209

Total operating expenses	125,720	108,603

Operating income	58,738	50,941
Interest income	1,771	941
Interest expense	(716)	(205)
Other income (expense), net	(1,540)	136

Income before taxes	58,253	51,813
Taxes on income	19,679	18,378

Net income	$38,574	$33,435

Basic earnings per share	$2.07	$1.74

Diluted earnings per share	$2.01	$1.70

Shares used in computing per share amounts:
Basic	18,602	19,214

Diluted	19,176	19,672

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$38,574	$33,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,424	5,235
Stock-based compensation	4,449	3,797
Allowance for bad debts	(13)	21
Loss on disposal of fixed assets	406	377
Tax benefit related to equity incentive	(2,021)	(1,043)
Deferred income taxes	(3,049)	726
Changes in assets and liabilities:
Accounts receivable	(815)	(3,611)
Inventories	1,338	385
Prepaid expenses and other assets	427	(1,696)
Accounts payable	580	2,715
Accrued liabilities	2,938	2,531
Deferred revenue	2,809	4,787
Income taxes payable	(2,402)	2,737
Accrued product warranty	408	(221)

Net cash provided by operating activities	50,053	50,175

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	9,700
Purchase of marketable securities	—	(2,600)
Purchase of property, plant and equipment	(6,557)	(7,472)
Purchase of intangible assets	(2,071)	(439)
Purchase of business	543	—
Other	—	26

Net cash provided by (used for) investing activities	(8,085)	(785)

Cash flows from financing activities:
Net change in notes payable	17,656	2,546
Proceeds from issuance of common stock	8,307	7,730
Tax benefit related to equity incentive	2,021	1,043
Repurchase of common stock	(55,441)	(49,474)

Net cash used for financing activities	(27,457)	(38,155)

Effect of exchange rate changes on cash	2,584	506

Net increase in cash and cash equivalents	17,095	11,741
Cash and cash equivalents, beginning of period	54,938	43,524

Cash and cash equivalents, end of period	$72,033	$55,265

Supplemental disclosures of cash flow information:
Income taxes paid	$19,974	$16,018
Interest expense paid	643	105
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	339	247
Accrued purchase of business consideration	191	—
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
The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2008. Separate line item disclosure of the change in deferred revenue has been provided in the condensed consolidated statement of cash flows for the nine months ended March 31, 2007 to conform to the fiscal 2008 presentation. Net operating results have not been affected by this re-classification.
2. New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) also requires that all assets, liabilities, contingent consideration and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period that impacts income tax expense. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 (for Dionex, beginning with our fiscal 2010) with early adoption prohibited. We are currently evaluating the effect the implementation of SFAS 141(R) will have on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 (for Dionex, beginning with our fiscal 2010). We are currently evaluating the effect that adoption of SFAS No. 160 will have on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (or “fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us as of the first quarter of fiscal 2009. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. Originally, SFAS No. 157 was effective for the first fiscal year beginning after November 15, 2007. However, in February 2008 the FASB released FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until years beginning after November 15, 2008, which will be our fiscal year beginning July 1, 2009. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

3. Stock-Based Compensation
We account for our stock plans as required by SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. We have a stock-based compensation plan (Equity Incentive Plan) and an employee stock purchase plan (ESPP). Pursuant to the Equity Incentive Plan, we issue stock options and restricted stock units.
Generally, stock options granted to employees and non-employee directors fully vest four years from the grant date and have a term of ten years. We recognize stock-based compensation expense over the requisite service period of the individual grants, generally, equal to the vesting period.
Stock option activity under our plans during the nine months ended March 31, 2008 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	Outstanding	Price	(Years)	(in 000’s )

Balance at June 30, 2007	1,694,462	$41.91	—	—
Options granted	347,750	$72.81	—	—
Options exercised	(154,937)	$41.55	—	—
Options forfeited/cancelled/expired	(12,253)	$51.72	—	—

Balance at March 31, 2008	1,875,022	$47.60	6.47	$48,187
Options vested and expected to vest at March 31, 2008	1,856,512	$47.42	6.45	$48,029
Exercisable at March 31, 2008	1,151,183	$38.49	5.13	$39,911
The aggregate intrinsic values in the table above represent the total pretax intrinsic values based on our closing stock price of $76.99 at March, 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.
The total pre-tax intrinsic value of options exercised were $1.0 million and $6.5 million during the three and nine months ended March 31, 2008.
In October 2007, we granted 1,000 restricted stock units to each of our five non-employee Directors for a total equal to 5,000 shares of our common stock. The value of each share was $87.03. These restricted stock units vest over a four year period.
Under our ESPP, eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to certain annual limitations.

The effect of recording stock-based compensation for the three months and nine months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Cost of sales	$163	$106	$445	$287
Selling, general and administrative expenses	986	873	2,875	2,594
Research and development expenses	366	313	1,128	920

Total stock-based compensation expenses	1,515	1,292	4,448	3,801
Tax effect on stock-based compensation	(495)	(472)	(1,454)	(1,389)

Net effect on net income	$1,020	$820	$2,994	$2,412

Excess tax benefit related to equity incentive plans:
Cash flows from operations	$(188)	$(581)	$(2,021)	$(1,043)
Cash flows from financing activities	188	581	2,021	1,043
Effects on earnings per share:
Basic	$0.06	$0.05	$0.16	$0.13
Diluted	$0.05	$0.05	$0.16	$0.12
The fair value of each option on the date of grant is estimated using the Black-Scholes-Merton option-pricing model using a single option approach for options granted after June 30, 2005, with the following weighted-average assumptions:

	Nine Months Ended
	March 31,
	2008	2007

Volatility for option plan	28% - 29%	28.9%
Volatility for ESPP	23% - 31%	34.2%
Risk-free interest rate for option plan	2.91% - 4.60%	4.50% - 4.75%
Risk-free interest rate for ESPP	2.16% - 4.80%	4.98%
Expected life of option plan	4.75 years	4.7 years
Expected life of ESPP	6 months	6 months
Expected dividend	$0.00	$0.00
During the nine months ended March 31, 2008, we granted options to purchase 347,750 shares of our common stock with an estimated fair value of $7.9 million after estimated forfeitures (at a weighted average exercise price of $72.81).
As of March 31, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $12.4 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 2.6 years.
Approximately $76,000 of stock-based compensation was capitalized as inventory at March 31, 2008.
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
Expected Volatility — Our computation of expected volatility for the nine months ended March 31, 2008 and 2007 is based on a combination of historical and market-based implied volatility.
Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend — The expected dividend assumption is based on our current expectations about our anticipated dividend policy.
4. Inventories
Inventories consisted of (in thousands):

	March 31,	June 30,
	2008	2007

Finished goods	$19,572	$16,535
Work in process	1,283	1,329
Raw materials	11,265	10,762

	$32,120	$28,626

5. Short-term Investments
We generally hold highly liquid debt instruments with maturities of less than one year. These securities are currently classified as “available-for-sale” securities and recorded at their fair value. The difference between the fair value and the amortized cost of the securities were recorded in other comprehensive income, net of deferred taxes. We do not hold any auction-rate securities.
The aggregate market value, cost basis, and gross unrealized gains and losses of short-term investments by major security type were as follows (in thousands):

		Gross
		Unrealized
	Cost	Losses	Fair Value

March 31, 2008, Marketable securities	$1	$—	$1

June 30, 2007, Corporate debt securities	$127	$(3)	$124

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income, as reported	$13,595	$11,497	$38,574	$33,435
Foreign currency translation adjustments, net of taxes	6,362	(1,051)	13,631	(3,388)
Unrealized gain on securities available for sale, net of taxes	(1)	13	4	(20)

Comprehensive income	$19,956	$10,459	$52,209	$30,027

7. Common Stock Repurchases
During the three and nine months ended March 31, 2008, we repurchased 273,699 and 719,166 shares of our common stock, respectively, on the open market for approximately $20.9 million and $55.4 million, respectively (at an average repurchase price of $76.37 and $77.08, respectively per share).

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
The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Numerator:
Net income	$13,595	$11,497	$38,574	$33,435

Denominator:
Weighted average shares used to compute net income per common share — basic	18,438	19,047	18,602	19,214

Effect of dilutive stock options	554	504	574	458

Weighted average shares used to compute net income per common share — diluted	18,992	19,551	19,176	19,672

Basic earnings per share	$0.74	$0.60	$2.07	$1.74

Diluted earnings per share	$0.72	$0.59	$2.01	$1.70

Antidilutive common equivalent shares related to stock options are excluded from the calculation of diluted shares. Approximately 352,481 and 317,902 shares were excluded at March 31, 2008 and 2007, respectively because they were antidilutive.
9. Goodwill and Other Intangible Assets
Information regarding our goodwill and other intangible assets reflects current foreign exchange rates.
The change in the carrying amount of goodwill for the nine months ended March 31, 2008 was as follows (in thousands):

Total
Balance as of July 1, 2007	$25,443
Translation adjustments	1,211
Additions	—

Balance as of March 31, 2008	$26,654

Our reporting units represent our operating segments, the Chemical Analysis Business Unit (CABU) and the Life Sciences Business Unit (LSBU). All goodwill has been assigned to the LSBU reporting unit. The evaluation of goodwill is based upon the fair value of this reporting unit. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we performed annual impairment tests on goodwill in April 2007 and determined that goodwill was not impaired.
Information regarding our other intangible assets follows (in thousands):

	As of March 31, 2008			As of June 30, 2007
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Patents and trademarks	$5,958	$(1,226)	$4,732	$5,958	$(779)	$5,179
Developed technology	10,814	(10,814)	—	10,013	(9,805)	208
Other	2,807	(800)	2,007	2,205	(637)	1,568

Total	$19,579	$(12,840)	$6,739	$18,176	$(11,221)	$6,955

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
Amortization expense related to intangible assets was $844,309 and $997,374 for the nine months ended March 31, 2008 and 2007, respectively. The remaining estimated amortization for each of the five fiscal years subsequent to March 31, 2008 is as follows (in thousands):

Remaining
Amortization
Expense
2008 (remaining three months)	$243
2009	932
2010	894
2011	885
2012	885
Thereafter	2,900

Total	$6,739

10. Warranty
Product warranties are recorded at the time revenue is recognized for certain product shipments. Warranty expense is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from our estimates, revisions to the warranty liability would be required.
Details of the change in accrued product warranty for the nine months ended March 31, 2008 and 2007 were as follows (in thousands):

				Actual
	Balance	Provision	Other	Warranty	Balance
	Beginning	For	Adjustments	Costs	End of
	of Period	Warranties	Accounts	Incurred	Period
			(1)
Accrued Product Warranty
Nine Months Ended:
March 31, 2008	$2,875	$2,565	$294	$(2,149)	$3,585
March 31, 2007	$3,493	$2,151	$74	$(2,406)	$3,313

(1)	Effects of exchange rate changes

11. Commitments
Revenue generated from international operations is generally denominated in foreign currencies. We enter into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these exchange contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. We had forward exchange contracts to sell foreign currencies totaling $21.4 million and $10.9 million at March 31, 2008 and 2007, respectively. In March 2007, we entered into a $10.0 million cross-currency swap arrangement for Japanese Yen which matures in March 2010. This derivative instrument did not qualify for net investment hedge accounting and was deemed to be an ineffective hedge instrument because, at the inception of the hedge transaction, there was no formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. Therefore, we marked to market the decrease in value of approximately $1.0 million for the six months ended December 31, 2007 and this amount was recorded in other expense, net. Starting January 2008, we determined that the cross-currency swap qualified as a net investment hedge. As a result, during the three months ended March 31, 2008, we marked to market $1.3 million in Other Comprehensive Income related to the hedge.
We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable, however, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No material claims for such indemnifications were outstanding as of March 31, 2008. We have not recorded any liabilities for these indemnification agreements at March 31, 2008 or June 30, 2007.
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
Our sales of products, installation and training services and maintenance within this reportable segment were detailed as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Products	$86,658	$74,191
Installation and Training Services	2,342	2,250
Maintenance	9,356	8,513

	$98,356	$84,954

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
We record interest and penalties related to unrecognized tax benefits in income tax expense. At July 1, 2007, we had approximately $1.7 million accrued for estimated interest and penalties related to uncertain tax positions. During the nine months ended March 31, 2008, we accrued a total of $737,000 in interest on these uncertain tax positions. During the quarter ended March 31, 2008, we reversed certain income taxes payable in the amount of $3.4 million, including $500,000 of accrued interest due to expiring statutes relating to FIN 48 liabilities previously accrued. Similarly, deferred tax assets were reduced by $2.0 million, including $175,000 of accrued interest, due to related expiring FIN 48 liabilities.
We are subject to audit by the Internal Revenue Service and California Franchise Tax Board for the fiscal years 2003 through the fiscal year 2007. As we have operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state. We also file income tax returns for non-US jurisdictions; the most significant of which are Germany, Japan, the UK and Hong Kong. The years open to adjustment for Germany are fiscal years 2003 through 2007, fiscal years 2002 through 2007 for the UK and Hong Kong and fiscal years 2001 through 2007 for Japan.
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
Overview
Dionex Corporation designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. Our products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications. Our systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical, petrochemical, power generation, and food and electronics industries in a variety of applications. Unless the context otherwise requires, the terms “Dionex,” “we,” “our” and “us” and words of similar import as used herein include Dionex Corporation and its consolidated subsidiaries.
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
We market and distribute our products and services through our own sales force in Austria, Australia, Brazil, Canada, China, Denmark, France, Germany, India, Ireland, Italy, Japan, Korea, the Netherlands, Singapore, Switzerland, Taiwan, the United Kingdom, and the United States. In each of these countries, we maintain one or more local sales offices in order to support and service our customers in the regions. We manufacture our products based upon a forecast of customer demand and we generally try to maintain adequate inventories of completed modules or finished goods in advance of receipt of firm orders. System or instrument orders are generally placed by the customer on an as-needed basis and instruments are usually shipped within two to six weeks after receipt of an order.
Results of Operations
Net sales for the third quarter of fiscal 2008 were $98.4 million, compared with $85.0 million reported for the same period in the prior year, reflecting an increase of 16%. Operating income for the quarter was $20.0 million, an increase of 11% over operating income for the third quarter of fiscal 2007 of $18.0 million. Cash flow from operating activities during the quarter was $24.9 million over cash flow from operations for the third quarter of fiscal 2007 of $20.0 million. Our gross profit margin for the quarter was 65.6% compared to 65.7% reported in the same period last year. Selling, general and administrative expenses were 37.8% of net sales during the quarter, compared to 36.9% reported in the same period last year. Research and product development expenses for the quarter were 7.5% of net sales, equal to the 7.5% reported in the same period last year. Diluted earnings per share grew 22% to $0.72 for the third quarter, compared to $0.59 reported in the same period last year.
Net sales for the nine months ended March 31, 2008 were $278.8 million, an increase of 16% compared with the $241.3 million reported in the first nine months of fiscal 2007. Operating income was $58.7 million during the first nine months of fiscal 2008, an increase of 15% over operating income for the same period during the prior year of $50.9 million. Cash flow from operating activities for the first nine months of fiscal 2008 was $50 million. Gross profit margin for the nine months ended March 31, 2008 was 66.2% compared to 66.1% during the same period in the prior year. Diluted earnings per share for the first nine months of fiscal 2008 were $2.01, representing an 18% increase over the earnings per share of $1.70 reported during same period of fiscal 2007.

Our results of operations for the three and nine months ended March 31, 2008 reflect increasing, broad-based demand for our instrumentation and consumables products. In the third quarter, we achieved growth in each of our end-user markets, including life sciences, environmental and chemical/petrochemical. This increased demand had the effect of increasing our net sales, but also our operating expenses as we added personnel and expanded our operations to satisfy the increased demand.
Net sales
Net sales in North America increased by 15% in the third quarter of fiscal 2008 to $27.2 million compared to $23.7 million during the same period in the prior year because of higher sales of ion chromatography and HPLC products as a result of the increased demand described above. Net sales in North America increased by 17% in the nine months ended March 31, 2008 to $79.6 million compared to $68.2 million during the nine months ended March 31, 2007, also reflecting continued increasing demand for both product lines in North America.
Net sales in Europe increased by 3% to $39.2 million in the third quarter of fiscal 2008 compared to $38.2 million during the same period in the prior year. Excluding the effect of currency fluctuations, our net sales in Europe declined primarily as a result of weaker demand from the European life sciences market, mainly in Germany and the United Kingdom and due to the timing of the Easter holidays close to the end of the quarter. Net sales in Europe grew by 10% in the nine months ended March 31, 2008 to $118.6 million compared to $107.7 million during the nine months ended March 31, 2007, driven by currency fluctuations and increased sales in Italy, Switzerland, Austria and Denmark.
Net sales in the Asia/Pacific region grew by 39% in the third quarter of fiscal 2008 to $32.0 million compared to $23.0 million during the same period in the prior year, driven by increased sales in China, India and Korea. Net sales increased by 23% in the nine months ended March 31, 2008 to $80.6 million compared to $65.5 million in the nine months ended March 31, 2007 as a result of increased sales in China, Korea, India and Australia and sales by our new subsidiaries in Brazil and Taiwan.
We are subject to the effects of foreign currency fluctuations that have an impact on net sales. Overall, currency fluctuations increased reported net sales for the three months ended March 31, 2008 by $6.2 million, or 7 percentage points compared to the same quarter last year. Currency fluctuations increased reported net sales for the nine months ended March 31, 2008 by $13.5 million, or 6 percentage points compared to the same period last year.
Percentage changes in net sales over the corresponding period in the prior year as indicated in the table below:

	Three Months	Nine Months
	Ended	Ended
	March 31, 2008	March 31, 2008
Percentage change in net sales
Total:	16%	16%
By geographic region:
North America	15%	17%
Europe	3%	10%
Asia/Pacific	39%	23%
Percentage of change in net sales excluding currency fluctuations were as indicated in the table below:

	Three Months	Nine Months
	Ended	Ended
	March 31, 2008	March 31, 2008
Percentage change in net sales excluding currency fluctuations
Total:	9%	10%
By geographic region:
North America	12%	16%
Europe	-7%	1%
Asia/Pacific	31%	19%

Gross margin
Gross margin for the third quarter of fiscal 2008 was 65.6%, virtually unchanged slightly from the 65.7% reported in the third quarter last year. Gross margin for the first nine months of fiscal 2008 was 66.2%, virtually unchanged from the 66.1% reported in the first nine months of fiscal 2007. Gross margin for the three and nine months ended March 31, 2008 benefited from currency fluctuations offset by higher growth in lower-margin countries.
Operating expenses
Operating expenses of $44.5 million for the third quarter of fiscal 2008 increased by $6.8 million, or 18% from the $37.8 million reported in the same quarter last year. As a percentage of net sales, operating expenses were 45.2% for the third quarter of fiscal 2008, a slight increase from the 44.4% of sales reported in the third quarter of fiscal 2007. The effects of foreign currency increased total operating expenses by $1.8 million, or 5% for the quarter ended March 31, 2008 compared to 4% during the same period in the prior year. The increase in operating expenses was attributable primarily to $1.9 million of additional expenses associated with expansion of our Asia/Pacific operations related to that market’s disproportionate growth and $1.0 million related to new products introduced in the quarter. Operating expenses for the nine months ended March 31, 2008 were $125.7 million, representing a 16% increase over the corresponding period during the prior year of $108.6 million mainly due to the effect of foreign currency and higher costs due to continued expansion in Asia. As a percentage of net sales, operating expenses for the nine months ended March 31, 2008 and 2007 were 45.0% and 44.0% respectively.
Selling, general and administrative (SG&A) expenses were $37.2 million for the third quarter of fiscal 2008 compared with $31.4 million for the third quarter of fiscal 2007. As a percentage of net sales, SG&A expenses were 37.8% in the third quarter of fiscal 2008 compared to 36.9% the same period in fiscal 2007. Effects of foreign currency fluctuations increased SG&A expenses by $1.4 million, or 4%, in the third quarter of fiscal 2008. SG&A expenses grew by $5.8 million, or 18%, compared to the third quarter of fiscal 2007 due to the addition of our two new subsidiaries in Taiwan and Singapore and our continued expansion in the Asia/Pacific region. The remainder of the increase was related to increases in salaries because of increased personnel and related expenses and higher travel costs. SG&A expenses for the nine month period ended March 31, 2008 increased by 15%, or $13.8 million, to $104.2 million from $90.4 million during the same period last year due to the effect of foreign currency fluctuations of $5.0 million, $4.6 million due to the ongoing investment in the Asia/Pacific region and additional salaries and related expenses. As a percentage of net sales, SG&A expenses for the nine months ended March 31, 2008 and 2007 were 37.3% and 37.5%, respectively.
Research and product development (R&D) expenses were $7.3 million for the third quarter of fiscal 2008, an increase of $1.0 million, or 15%, from $6.4 million reported in the third quarter of fiscal 2007. As a percentage of net sales, R&D expenses remained unchanged at 7.5% in the third quarter of fiscal 2008 when compared to the 7.5% in the third quarter of fiscal 2007. R&D expenses for the nine month period ended March 31, 2008 increased by 18% to $21.5 million from $18.2 million in the same period of fiscal 2007 mainly due to the effect of foreign currency fluctuations, increase in professional services related to patent execution costs and project materials for our new products introduced in the quarter. As a percentage of net sales, R&D expenses for the nine months ended March 31, 2008 and 2007 were 7.7% and 7.5%, respectively.
In the third quarter of fiscal 2008, we reported an amount in other expense of approximately $150,000, pre-tax, due primarily to losses on foreign currency exchange. In the first nine months of fiscal 2008, we reported $1.5 million, pre-tax, in other expense due primarily to losses on foreign currency exchange and mark to market on cross currency swap.
Income taxes
The effective tax rate in the third quarter of fiscal 2008 was 32.7%, reflecting a decrease from 37.8% reported for the third quarter of fiscal 2007. The tax rate for the third quarter was lower than our anticipated tax rate of 36.0% to 37.0%. Our tax rate for the nine months of fiscal 2008 was 33.8% compared with 35.5% in the same period of fiscal 2007. These decreases were due to a variety of factors, including, but not limited to foreign tax credits, geographical mix of taxable income and expiring FIN 48 liabilities resulting from lapsing of statute of limitations. We anticipate our tax rate will be in the range of 35.5% to 36.5% for the remainder of fiscal year 2008.

Net income
Net income in the third quarter of fiscal 2008 increased 18% to $13.6 million compared with $11.5 million reported for the same period last year. Net income for the nine month period ended March 31, 2008 was $38.6 million, an increase of 15% from $33.4 million in the same period of fiscal 2007.
Liquidity and Capital Resources
At March 31, 2008, we had cash and equivalents and short-term investments of $72.0 million. Our working capital was $106.8 million, an increase of $13.4 million from the $93.4 million reported at June 30, 2007.
Cash generated by operating activities for the nine months ended March 31, 2008 was $50.1 million compared with $50.2 million for the same period last year. Operating cash flow was virtually unchanged for the nine month period. Increased net sales and an increase in collections of account receivables was offset by an increase in income tax payments.
Cash used for investing activities was $8.1 million in the first nine months of fiscal 2008. Payments for intangible assets were $2.1 million for the nine months of fiscal 2008 of which $2.0 million was recorded in accrued liabilities at June 30, 2007. Capital expenditures for the nine months of fiscal 2008 were $6.0 million which included purchases related to our general operations and an additional investment in our Singapore subsidiary.
Cash used for financing activities was $27.5 million in the first nine months of fiscal 2008. The use of cash was primarily attributable to the repurchase of 719,166 shares of our common stock for $55.4 million, offset by $8.3 million in proceeds from issuance of common stock, tax benefit related to equity incentive plans of $2.0 million and net proceeds of $17.7 million received from short-term borrowings.
At March 31, 2008, we had utilized $18.0 million in committed bank lines of credit in the United States. The borrowings were used to repurchase shares of our common stock and other corporate activities. Available borrowings under our bank lines of credit were $7.0 million at March 31, 2008.
We believe that our cash flow from operating activities, current cash, cash equivalents and short-term investments and the remainder of our bank lines of credit will be adequate to meet our cash requirements for at least the next twelve months.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at March 31, 2008, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less
		Than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating Lease Obligations	$17,780	$5,820	$6,360	$2,090	$3,510

There have been no material changes to our contractual obligations outside ordinary business activities since June 30, 2007, except the change described above related to outstanding borrowings and changes related to the adoption of FIN 48. Our outstanding borrowings under our lines of credit increased to $18.0 million at March 31, 2008 from $231,000 at June 30, 2007. These amounts are due in a period of less than one year. FIN 48 prescribes a new methodology by which a company must measure, report, present and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take. Because of the uncertainty regarding timing of FIN 48 liabilities, the amounts calculated and discussed in Footnote 13 are excluded from the table above.

New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) also requires that all assets, liabilities, contingent consideration and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period that impacts income tax expense. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 (for Dionex, beginning with our fiscal 2010) with early adoption prohibited. We are currently evaluating the effect the implementation of SFAS 141(R) will have on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 (for Dionex, beginning with our fiscal 2010). We are currently evaluating the effect that adoption of SFAS No. 160 will have on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (or “fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us as of the first quarter of fiscal 2009. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. Originally, SFAS No. 157 was effective for the first fiscal year beginning after November 15, 2007. However, in February 2008 the FASB released FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until years beginning after November 15, 2008, which will be our fiscal year beginning July 1, 2009. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.
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
With the exception of the adoption of FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, there have been no significant changes during the nine months ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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
On July 1, 2007, we adopted FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN No. 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to financial market risks from fluctuations in foreign currency exchange rates, interest rates and stock prices of marketable securities. With the exception of the stock price volatility of our marketable equity securities, we manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of nonperformance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices could cause significant changes in the costs to manufacture and deliver our products and in customers’ buying practices. We have not substantially changed our risk management practices during fiscal 2007 or the first nine months of fiscal 2008 and we do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our current risk management practices.
Foreign Currency Exchange. Revenues generated from international operations are generally denominated in foreign currencies. We entered into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At March 31, 2008, we had forward exchange contracts to sell foreign currencies totaling $21.4 million, including approximately $11.7 million in Euros, $6.0 million in Japanese yen, $1.6 million in Australian dollars and $2.1 million in Canadian dollars. The foreign exchange contracts at the end of each fiscal year mature within the first quarter of the following fiscal year. Additionally, contract values and fair market values are the same.
In March 2007, we entered into a $10.0 million cross-currency swap arrangement for Japanese Yen which matures in March 2010. This derivative instrument did not qualify for net investment hedge accounting and was deemed to be an ineffective hedge instrument because, at the inception of the hedge transaction, there was no formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. Therefore, we marked to market the decrease in value of approximately $1.0 million for the six months ended December 31, 2007 and this amount was recorded in other expense, net. Starting January 2008, we determined that the cross-currency swap qualified as a net investment hedge. As a result, during the three months ended March 31, 2008, we marked to market a $1.3 million in Other Comprehensive Income related to the hedge.

Interest and Investment Income. Our interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at March 31, 2008 and June 30, 2007 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on our actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense. At March 31, 2008, we had notes payable of $18.0 million. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding debt balance at March 31, 2008, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements and the level of borrowings maintained by us.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2008 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.
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
We derived approximately 72% of our net sales from outside the United States in the third quarters of 2007 and 2008 and expect to continue to derive the majority of net sales from outside the United States for the foreseeable future. Most of our sales outside the United States are denominated in the local currency of our customers. As a result, the U.S. dollar value of our net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on our results of operations. In recent periods, our results of operations have been positively affected from the depreciation of the U.S. dollar against the Euro, the Japanese yen and other foreign currencies, but there can be no assurance that this positive impact will continue. In the past, our results of operations have been negatively impacted by the appreciation of the U.S. dollar against other currencies.
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

Downturn in economic conditions could affect our operating results.
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
The following table indicates common shares repurchased and additional shares added to the repurchase program during the three months ended March 31, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

Total
			Number of		Maximum
			Shares		Number of
			Purchased	Additional	Shares that
	Total	Avg.	as Part of	Shares	May Yet Be
	Number	Price	Publicly	Authorized	Purchased
	of Shares	Paid	Announced	for	Under the
Period	Purchased	per Share	Program	Purchase (1)	Program (2)

January 1 – 31, 2008	—	—	6,539,844	10,000	941,591
February 1 – 28, 2008	241,141	77.02	6,780,985	9,149	726,202
March 1 – 31, 2008	32,558	71.52	6,813,543	2,266	695,910

(1)	The number of shares represents the number of shares issued pursuant to employee stock plans that are authorized for purchase.

(2)	The number of shares includes current repurchase of 1.5 million shares of common stock approved in August 2006 plus that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to August 2006 minus the number of shares purchased.
DIVIDENDS
As of March 31, 2008, we have paid no cash dividend on our common stock and we do not anticipate doing so in the foreseeable future.

EXHIBIT INDEX
Item 6. EXHIBITS

Exhibit
Number	Description	Reference
3.1	Restated Certificate of Incorporation, filed December 12, 1988	(1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation, filed December 1, 1999 (Exhibit 3.2)	(12)
3.3	Bylaws, as amended on July 29, 2002 (Exhibit 3.2)	(4)
3.4	Amendment to Bylaws, adopted on January 11, 2007 (Exhibit 3.1)	(10)
4.1	Stockholder Rights Agreement dated January 21, 1999, between Dionex Corporation and Bank Boston N.A.	(2)
10.1	Medical Care Reimbursement Plan as amended October 30, 2007 (Exhibit 10.1)	(7)
10.2	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.15)	(3)
10.3	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.17)	(5)
10.4	Dionex Corporation 2004 Equity Incentive Plan, as amended October 2006 (Exhibit 10.1)	(13)
10.5	Form of Stock Option Agreement for non-employee directors (Exhibit 10.5)	(14)
10.6	Form of Stock Option Agreement for other than non-employee directors (Exhibit 10.6)	(14)
10.7	Form of Stock Unit Award Agreement (Exhibit 10.2)	(13)
10.8	Form of International Stock Option Agreement (Exhibit 10.8)	(7)
10.9	Employee Stock Participation Plan (Exhibit 10.13)	(6)
10.10	Second amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.1)	(8)
10.11	Change in Control Severance Benefit Plan (Exhibit 10.15)	(9)
10.12	Third amendment to Credit Agreement dated December 1, 2006 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.8)	(11)
10.13	Amended Executive Employment Agreement for Lukas Braunschweiler dated January 30, 2008 (Exhibit 10.13)	(14)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibit in our Annual Report on Form 10-Q filed September 20, 1989.

(2)	Incorporated by reference to the corresponding exhibit in our Quarterly Report on Form 10-Q filed February 16, 1999.

(3)	Incorporated by reference to the indicated exhibit in our Quarterly Report on Form 10-Q filed February 14, 2001.

(4)	Incorporated by reference to the indicated Exhibit 10.17 in our Annual Report on Form 10-K filed August 28, 2002.

(5)	Incorporated by reference to the indicated Exhibit in our Annual Report on Form 10-K filed September 24, 2003.

(6)	Incorporated by reference to the indicated exhibit in our Annual Report on Form 10-K filed September 10, 2004.

(7)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed November 9, 2007.

(8)	Incorporated by reference to the indicated exhibit in our current Report on Form 8-K filed December 22, 2004.

(9)	Incorporated by reference to the indicated exhibit in our Quarterly Report on Form 10-Q filed May 10, 2005.

(10)	Incorporated by reference to the indicated exhibit in our Form 8-K filed January 17, 2007.

(11)	Incorporated by reference to the indicated exhibit in our Quarterly Report on Form 10-Q filed February 9, 2007.

(12)	Incorporated by reference to the indicated exhibit in our Form 10-K filed August 29, 2007.

(13)	Incorporated by reference to the indicated exhibit in our Form 8-K filed October 15, 2007.

(14)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 8, 2008.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION
(Registrant)

Date: May 9, 2008

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