Form 10-K
period 2008-06-30
DIONEX CORP /DE
filed 2008-08-29
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11250

DIONEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	94-2647429 (I.R.S. Employer Identification No.)
1228 Titan Way, Sunnyvale, California (Address of principal executive offices)	94085 (Zip Code)

Registrant’s telephone number, including area code
(408) 737-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.001 per share	The Nasdaq Stock Market LLC

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates on December 31, 2007 (based upon the closing price of such stock as of such date) was $1,515,207,458.

As of August 26, 2008, 18,102,156 shares of the registrant’s Common Stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 2008 are incorporated by reference in Part III of this Annual Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth or incorporated by reference in this Form 10-K, as well as in the Dionex Annual Report to Stockholders for the year ended June 30, 2008, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry conditions, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such risks and uncertainties include: foreign currency fluctuations, general economic conditions, fluctuation in worldwide demand for analytical instrumentation, fluctuations in quarterly operating results, competition from other products, existing product obsolescence, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as set forth under “Item 1A. “Risk Factors” and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. Dionex undertakes no obligation to update these forward-looking statements.

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

PRODUCTS AND SERVICES

We design, manufacture, market and service a range of liquid chromatography systems, sample preparation devices and related products that are used by chemists to separate and quantify the individual components of complex chemical mixtures relevant to many major industrial, research and laboratory markets.

Our liquid chromatography systems are currently focused in two product areas: ion chromatography (IC) and high performance liquid chromatography (HPLC). We offer a mass spectrometer coupled with either an IC or HPLC system. For sample preparation, we provide accelerated solvent extraction (ASE®) systems. In addition, we develop and manufacture consumables, detectors, automation and analysis systems for use in or with liquid chromatographs. Each of these product areas is described below.

Ion Chromatography

Ion chromatography is a form of chromatography that separates ionic (charged) molecules, usually found in water-based solutions, and typically detects them based on their electrical conductivity. The sale of our IC systems and related columns, suppressors, detectors, automation and other products accounted for over 60% of our net sales in fiscal 2008, 2007 and 2006, respectively.

Our IC products are used in a wide range of analytical applications, including environmental monitoring, quality control of pharmaceuticals, corrosion monitoring, and evaluation of raw materials, quality control of industrial processes and products, research and development, and regulation of the chemical composition of food, beverage and cosmetic products. Major customers include environmental testing laboratories, life science and food companies, chemical/petrochemical firms, power generation facilities, electronics manufacturers, government agencies and academic institutions.

In fiscal 2003, we introduced the industry’s first Reagent-Freetm IC (RFICtm) systems by combining eluent generation and advanced eluent suppression technologies, eliminating the need for manual preparation of eluents and reagents. Eluents are solvents used to separate materials in the chromatography process. Reagents are substances used in a chemical reaction to detect measure, examine or produce other substances. RFIC systems simplify ion chromatography while increasing its sensitivity and reproducibility. RFIC systems also eliminate the errors associated with manual reagent preparation. In fiscal 2005, we further expanded our RFIC capabilities by offering dual RFIC capabilities. In fiscal 2006, we expanded this powerful technology further by introducing RFIC for carbonate/bi-carbonate eluents, followed in fiscal 2007 by introducing RFIC-Eluent Regeneration (RFIC-ERtm) systems. Using this technology, our customers are able to regenerate their eluent, thus saving time and money on eluent preparation while providing greater consistency of results.

We offer a broad range of systems for IC:

Our ICS-3000 RFIC system, introduced in fiscal 2005, is a modular system that provides a wide range of capabilities to our customers and expands our RFIC systems to a broader range of eluents. This premier product in our IC family is expandable from a single to a dual system in one footprint; one system is configurable to do the work of two systems. The ICS-3000 features the latest advancements in IC, including dual eluent generation capabilities, continuously regenerated trap column capabilities, and the SRS® Self-Regenerating Suppressor. The ICS-3000 delivers flow rates ranging from microbore to semipreparative for isocratic as well as extended gradient applications. Flexible analytical capability is offered by interfacing with several detectors including conductivity, electrochemical, UV-vis, photodiode array, and mass spectrometry. For sample introduction, the system is available with the AS Autosampler, capable of sample preparation functions, preconcentration and matrix elimination for removal of interfering analytes and enhancing detection abilities. One AS Autosampler can be shared between two systems, for advantages in applications and cost. The ICS-3000 RFIC system allows customers to run parallel or 2-D chromatography analysis for maximizing productivity or running different types of challenging applications. Chromeleon® chromatography data management software, available with the ICS-3000, provides powerful data processing, automation and control features, audit trail, intuitive database management, and full client-server capabilities using an easy to navigate graphical user interface. Together, the hardware and software offer “system wellness”, a feature that automatically schedules calibration, validation, and routine maintenance on each module. Built-in diagnostics can be prompted from the software to help troubleshoot and track useful parameters such as absorbance detector lamp life and column usage. For customers that do not require the full capabilities of our Chromeleon software, we offer Chromeleon Xpress for stand-alone control of the ICS-3000.

Our ICS-2000 RFIC system, introduced in fiscal 2003, is the industry’s first totally integrated and preconfigured RFIC system designed to perform with all types of electrolytically generated eluents for isocratic and gradient IC separations using suppressed conductivity detection. The system is controlled from an LCD touch pad front panel or using Chromeleon software. The ICS-2000 occupies minimal space and delivers all the advantages of an RFIC system, including ease-of use, consistency and superior performance compared to systems with manually prepared eluents.

Our ICS-1500 system, introduced in fiscal 2003, is a fully integrated and preconfigured system designed to perform IC separations using suppressed conductivity detection. The system is available with a dual-piston pump, thermally controlled conductivity cell, column heater, and optional in-line vacuum degassing. The system is controlled from an LCD touch pad front panel or using Chromeleon software.

Our ICS-1000, introduced in fiscal 2003, is an integrated and preconfigured system that performs IC separations using conductivity detection. The system features a dual-piston pump, LED status front panel and is controlled by our Chromeleon software. Options include column heating and in-line vacuum degassing. The ICS-1000 provides built-in control for electrolytic suppression technology to provide high performance and ease of use.

Our ICS-900 integrated IC system, introduced in fiscal 2008, is designed for routine ion analysis and provides easy operation and stable performance. The system features a dual-piston pump and MMStm 300 suppression with DCR technology that provides low noise and fast start-up. It occupies minimal bench space, making it an attractive solution for small laboratories.

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

High Performance Liquid Chromatography

HPLC is a form of chromatography that separates a wide range of small and large molecules, such as pharmaceuticals, metabolites and biologics. HPLC typically quantifies the components by measuring the amount of light that the molecules absorb or emit when exposed to a light source. Our HPLC customers include life science companies active in biological research, biotechnology, pharmaceutical drug discovery, development and manufacturing, as well as other industrial sectors, such as the food and beverage, chemical/petrochemical and environmental markets. The sales of our HPLC products and related columns, suppressors, detectors, automation and other products accounted for approximately 30% of our net sales in each of fiscal 2008, 2007 and 2006.

Analytical HPLC — We offer the following products for traditional and analytical HPLC:

Our UltiMate® 3000 HPLC system is designed for analytical, micro, semipreparative, nano and capillary flow rates. Introduced in fiscal 2006, the system consists of single or dual-high precision pumps providing accurate, highly reproducible isocratic or gradient separations from 0.001 mL/min (nano LC) to 100 mL/min (semipreparative) depending on the configuration. The UltiMate 3000 system allows advanced chromatography techniques such as tandem, two-dimensional, on-line SPE and parallel applications. Chromeleon chromatography data management software, available with the UltiMate 3000, provides powerful data processing, automation and control features, audit trail, intuitive database management, and full client-server capabilities using an easy to navigate graphical user interface. Chromeleon offers “system wellness”, a feature that automatically schedules calibration, validation, and routine maintenance on each module. Built-in diagnostics can be prompted from the software to help troubleshoot and track useful parameters such as absorbance detector lamp life and column usage. Advanced system startup, shutdown, control and applications are delivered using a combination of unique hardware and software interaction known as Intelligent LC (LCi) capabilities.

Ultrafast HPLC — UHPLC features high pressures, high flow rates and small particles in columns to greatly speed up separations. Our approach to UHPLC is as follows:

Our UltiMate 3000 Rapid Separation LC (RSLC) system provides ultrafast, ultrahigh resolution LC separations using high flow rates for increased throughput. Its unique combination of extensive pressure range, high flow rates, and ultrafast data collection facilitates high peak capacity in the shortest run times, such as separations of 10 peaks in 10 seconds. The system features precision-engineered parts and robust operation to maximize reliability and instrument uptime. As well as supporting UHPLC methods, the UltiMate 3000 RSLC also runs conventional LC methods with its flexible components. The RS Wellplate Autosampler’s patented injection valve can robustly inject 100 µL at 800 bar pressure. It works with a multitude of different sample formats, supporting a maximum of 1167 samples. Column compartments are available with integrated column switching valves to use up to six columns of up to 30 cm length at the same time. UV detectors come with a selection of micro and analytical flow cells, available in stainless steel or bioinert PEEKtm. Each component stacks and operates together seamlessly, with full support by Chromeleon. LCi provides advanced capabilities and Chromeleon features that interact with hardware. The system is designed for use with Acclaim RSLC columns, which feature small particle sizes for efficiently resolving peaks, optimizing fast LC applications. Any module of the UltiMate 3000 product line may be integrated into the RSLC system.

Bioinert HPLC — For optimal analysis of proteins and other biomolecules it is necessary to prevent chemical interaction with the system flow path. Bioanalysis with traditional stainless steel HPLC systems can compromise both the results and the limited, precious sample. Our approach to the analysis of biomolecules is as follows:

Our UltiMate 3000 Titanium system, introduced in 2008, features a bioinert, titanium flow path to preserve chemically unstable biomolecules. The system provides high performance dual piston pumps and detectors, including a choice of absorbance and photodiode array detectors. These options allow for a wide range of large-molecule applications including quantification of proteins and peptides, nucleic acids and other biomolecules. The system easily performs semi-prep, standard, microbore, capillary and nano gradient applications with flow rates ranging from 0.001 to 6 mL/min. Isocratic separations are supported with an even wider flow rate range (up to 10 mL/min). The UltiMate 3000 Titanium system is available with Chromeleon software. As with other UltiMate 3000 systems, the unique interaction of software and hardware delivers advanced LCi capabilities.

Capillary-/nano-LC — Capillary-/nano-LC is a form of HPLC that uses low flow rates for analyzing sample volumes much smaller than those analyzed using traditional analytical HPLC. We offer the following system for capillary-/nano-HPLC:

Our UltiMate 3000 Proteomics Multidimensional LC (MDLC) system is a unique x2 dual-gradient nano-HPLC that enables ion-exchange and reversed-phase separations on one system. The advanced WPS-3000 well plate sampler delivers both injection and fractionation. This allows the UltiMate Proteomics MDLC system to provide fully automated off-line 2-D LC and protein prefractionation with nanoflow capabilities for the final analytical stage. Accurate and precise flow deliveries down to 50 nL/min are achieved. The system reduces solvent consumption without compromising application flexibility. On-line fraction collection on MALDI targets is possible. System fractionation control and visualization of 2-D retention maps are delivered by Chromeleon. The interaction between hardware and software features LCi techniques, including advanced column switching, parallel LC, and other applications. The UltiMate Proteomics MDLC simplifies separation processes, leading to higher sample throughput, more reliable results, and improved laboratory productivity.

Our UltiMate 3000 Capillary-/Nano-LC system, introduced in fiscal 2005, is a dedicated microseparation system consisting of single or dual high-precision pumps coupled with patented flow control capabilities utilizing a proprietary method of flow splitting to provide accurate, reproducible isocratic and gradient separations from 50 nL/min to 2.5 mL/min, depending on the configuration. The UltiMate also has a specially developed UV detector. This detector, coupled with our proprietary capillary flow cells, allows the most sensitive UV detection in microcolumn separations. Accessories for the UltiMate system include the WPS-3000 Wellplate autosampler and the FLM-3100 Flow Control module for flow control in a thermostated column compartment that also allows column switching. The system delivers advanced techniques and intelligent startup and shutdown features as part of its LCi solutions with Chromeleon.

We offer the Probottm microfraction collector for the micro-analysis market. The Probot allows collection or dispensation of micro-fractions and is also used for precision spotting of MALDI-TOF mass spectrometer target plates.

Basic HPLC — Some laboratories require a simple, compact, low-cost solution to their liquid chromatography needs. Our product in this category is as follows:

In fiscal 2008, we introduced the UltiMate 3000 Basic LC system, featuring the ACC-3000 Autosampler Column Compartment. The Basic system features excellent retention time precision, detector sensitivity, linearity, drift, and a rugged design. Designed as a cost-effective solution for routine LC analysis in pharmaceutical, food and beverage, and environmental laboratories, the system supports a wide variety of sample formats. The ACC-3000 features industry-leading sample capacity. Its integrated wash port cleans both inner and outer needle surfaces to eliminate carryover. The basic system is configurable with Chromeleon software, for some features of the more advanced UltiMate 3000 systems.

HPLC Autosamplers — For sample injection and preparation, autosamplers are an important component of any HPLC system.

For HPLC applications, we offer the WPS-3000 series of autosamplers with optional thermal control for temperature-sensitive samples. The WPS-3000 series provides speed, simplicity, reliability and precision with either pull-loop or in-line split-loop injection technology. The removable carousels and programmable needle depth allows the WPS to accommodate a variety of sample vials and sizes including wellplates.

For capillary and nano-LC flow rates, we offer the WPS-3000 micro autosampler, a fully automated micro autosampler for sample injections from up to three 96 or 386 well plates or conventional 1.5 mL vials. The unique design allows for automated injection of volumes down to 20 nL. The WPS-3000 has a proprietary injection technique that ensures high performance and virtually no sample dispersion.

Sample Preparation

We offer a number of solutions for sample preparation:

In fiscal 2008, we introduced the ASE 150 and ASE 350 systems for samples ranging in size from 1 mL to 100 mL. The ASE 150 is a single-sample automated extractor. The ASE 350 can automatically extract up to 24 samples without user intervention. Each ASE system extracts components of interest from solid and semi-solid samples using common solvents (the same used in traditional Soxhlet techniques) at elevated temperatures and pressures. The extraction using ASE offers advantages in speed and other benefits over competitive techniques, including Soxhlet, sonication, microwave extraction and supercritical fluid extraction. The ASE 150 and 350 systems offer several advantages over other solvent based extraction techniques including lower solvent consumption, reduced extraction time, higher throughput, automation and ease of use. Both of these systems contain pH-hardened flow pathways featuring Dioniumtm components allowing the extraction of samples that have been pretreated with strong acids or bases. This greatly expands the application range and applicable markets for the ASE sample preparation technology. The ASE 350 also has solvent mixing capability built in that allows it to draw solvents from three different bottles to provide the customer the ability to perform extractions with an infinite variety of solvents.

Along with these new ASE products that were introduced during fiscal 2008, we added a new adsorbent material to facilitate the extraction of samples that have been pretreated with strong acids, ASE Prep CR. This adsorbent neutralizes strong acids so the samples can be extracted with organic or aqueous solvents to remove analytes of interest as part of the ASE process. The introduction of this adsorbent and the new ASE 150 and 350 systems allow unattended extraction of these samples, expanding the capabilities of ASE. Both new systems provide customers with flexibility, capability, productivity and value in sample preparation technology that is not available with other techniques.

Detectors

Detectors are used to measure the quantity of various sample components after they have been separated in a chromatography column. We currently offer several detector products based on conductivity, electrochemistry, absorbance (including the PDA-3000 photodiode array detector), fluorescence and refractive index absorbance. This range of detectors is designed to meet customer requirements for analysis of organics, inorganics, metals, biological compounds and pharmaceuticals.

Mass Spectrometry

Mass spectrometry (MS) is used to identify the molecular weight of compounds within a sample substance and renders structural molecular information. Through an agreement with Thermo Fisher Scientific, we offer the MSQ Plustm mass spectrometer together with the UltiMate 3000 HPLC and ICS-3000 systems. LC/MS and IC/MS systems using the MSQ Plus are used worldwide, particularly in the pharmaceutical market, but also for environmental testing, drug, food and beverage quality control and many other applications. The MSQ Plus mass spectrometer is a compact, benchtop, single quadrupole mass detector. The standard system is supplied with both Electrospray (ESI) and Atmospheric Pressure Chemical Ionization (APCI) for maximum analytical flexibility. The agreement with Thermo Fisher Scientific enables us to reach chemists desiring mass selective detector capabilities.

In addition, in fiscal 2006, we introduced the Dionex Chromatography Mass Spectrometry Link (DCMSLink) software. This software package provides an interface for controlling a wide range of our chromatography instruments from third-party mass spectrometry software (MS software) such as Analyst from Applied Biosystems/MDS Sciex, Xcalibur from Thermo Fisher Scientific, and HyStar from Bruker Daltonics. In fiscal 2008, we introduced version 2.0 of DCMSLink to deliver many new features, including a unique graphical control interface for Dionex instruments. The interface provides real-time modification of instrument parameters. The new version also supports digital acquisition of 3-D data from the UltiMate 3000 photodiode array detector, for assessing peak purities, spectral matching and peak tracking. When using DCMSLink, all instruments are controlled and all data is stored, reviewed, quantitated and reported by the MS software. DCMSLink enables us to expand to additional potential markets for our chromatography systems to customers who desire the quality and features of our chromatography with higher-end mass spectrometers.

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

Automation Products

As part of our efforts to make chemical analyses simpler, faster and more reliable, we offer a family of products that automate sample handling, system operation and data analysis for chromatography systems. These products include Chromeleon chromatography management for IC and HPLC that enables interaction between hardware and software for such features as system wellness and smart startup and shutdown. Our advanced LC automation capabilities support applications such as discovery processes, quality control, and advanced research like proteomics and biomarker discovery. Specifically, the automation capabilities deliver advanced techniques, including parallel and tandem analysis, 2-D LC analysis, on-line SPE-LC analysis, automated application switching and automated method scouting.

Chromeleon Software — In fiscal 2006, we introduced Chromeleon 6.8, the latest version of our chromatography data management system. From a single user interface, Chromeleon provides full control of over 250 LC and GC instruments from more than 25 vendors of liquid and gas chromatography systems. It is an easy-to-use, adaptable data management system with scalable client/server architecture for customers requiring a single workstation to lab- or campus-wide deployment. Data is organized by instrument, user, project or product. All data is stored locally on a personal computer, centrally on a network server, or both. Chromeleon features a flexible graphical user interface and report generator which can be adapted to dedicated applications. Chromeleon also offers a complete suite of features for regulatory compliance: security, validation, audit trails and electronic signatures. Chromeleon provides all the features that laboratories need to comply with GLP, GMP and 21 CFR Part 11 without losing productivity.

In fiscal 2008, we further expanded the capabilities of Chromeleon by adding Service Pack 3 for release 6.8. The service pack provides Chromeleon support for Microsoft Windows Vista operating system. Windows Vista, which is being pre-loaded by many computer manufacturers, provides a superior security infrastructure, and supports new user interface and multimedia capabilities. The new Chromeleon software continues Windows XP support, and adds support for RFIC-ER, the new Dionex eluent regeneration technology that simplifies ion chromatography. New drivers for Agilent 1200 HPLCs, Agilent G1888 Headspace autosamplers, Thermo Accela

HPLC systems and Thermo TriPlus autosamplers are also provided, allowing broader third-party control for Chromeleon to excel in laboratory applications.

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

Recent column introductions augment a continuing program of product launches geared to address developing market requirements. For IC, in fiscal 2008 and 2007, we introduced the IonPac® AS17-C anion-exchange column for the determination of key anions in high-purity drinking water matrices. The key application for the AS17-C column is the determination of common inorganic anions in high purity water matrices. The column provides low sulfate blanks and fast equilibration time for the analysis of trace anions in high purity water matrices. In fiscal 2008, we also introduced the IonPac AS24, a hydroxide-selective anion-exchange column designed for the separation of haloacetic acids in drinking water prior to MS or MS/MS detection. The capacity and selectivity of the AS24 allows for the analysis of haloacetic acids in drinking water at low µg/L concentrations.

For HPLC customers, we introduced in fiscal 2008 and 2007 a number of new columns designed to address the expanding needs of our customers. We introduced the Acclaim® Mixed-Mode HILIC-1 silica-based column, which allows chromatographers to control the elution of both highly polar and nonpolar molecules to optimize resolution of polar compounds that are otherwise unretained by reversed-phase chromatography. The Acclaim Mixed-Mode WCX-1 and WAX-1 silica-based columns allow the chromatographer to control the elution of acids, bases and neutral molecules with one column. The Acclaim RSLC column for UHPLC separations uses improved 3 µm particles and new 2 µm particles coupled with our UltiMate 3000 system and provides 15-fold faster separations than conventional HPLC. RSLC columns are designed for faster throughput while maintaining robustness and ease of use.

In fiscal 2008, we introduced to the life sciences market the ProSwift® ion-exchange monolith columns, the ProSwift SAX-1S and the ProSwift WCX-1S in 4.6 mm format, for increased resolution, speed and capacity for protein separations. In addition, we introduced the ProSwift WAX-1S and ProSwift WCX-1S in 1 mm format for separation of proteins and large peptides. The introductions further expand our polymeric monolith family of columns.

We also offer a variety of micro, capillary and nano-LC columns in varying formats packed with a variety of “stationary phase” materials.

Eluent Suppressors — In fiscal 2008, we introduced the SRS 300 family of Self-Regenerating Suppressors to enhance detection and sensitivity in ion chromatography. These eluent suppressors provide a high backpressure tolerance for improved and rugged operation, with a maximum leak tolerance up to 300 psi. Their innovative regenerant sweep-out design provides low noise and fast startup. The new shape is designed to fit all Dionex chromatograph enclosures.

This new generation of suppressors is available for anionic separations (ASRS® 300) using hydroxide and carbonate/bicarbonate eluents, or cationic separations (CSRS® 300) using methanesulfonic acid and sulfuric acid eluents. Eluents containing no solvent can be recycled for use as regenerant, or, for eluents containing low concentrations of solvents, the suppressors can be run in external water mode. Chemical suppression can also be used with these suppressors for eluents with higher solvent concentrations. SRS 300 suppressors are available in a 4-mm format (for use with 4- and 5-mm columns) and a 2-mm format (for use with 2- and 3-mm columns). Our suppressor’s lower background conductivity and support a wide range of ion-exchange column separations including separations using high capacity columns and more concentrated eluents liquids used to carry a sample through a liquid chromatography system. We offer an array of suppressors that include the Self Regenerating Suppressor (SRS ULTRA II), the Atlas® Suppressor and the MicroMembranetm Suppressor (MMS III).

To further enhance our IC capabilities in fiscal 2008, we introduced the CRD 300 Carbonate Removal Device. This device removes carbonate ions from suppressed carbonate eluents, reducing background conductivity to levels similar to those achieved using suppressed hydroxide eluents. The lower backgrounds ensure lower detection limits and more consistent, reproducible results. RFIC Eluent Cartridges — We manufacture eluent generation cartridges used with RFIC systems for the automatic production of high-purity eluents. We offer cartridges for generation of hydroxide Aethane Sulforic Acid and carbonate/bicarbonate eluents.

Service and Other — We also provide services and service products through our customer service organization. These services include maintenance contracts, spare part sales, customer training and sales of other products and valued-added services. (See “Technical Support, Installation and Service” below.)

CUSTOMERS, MARKETING, AND SALES

Our products are used extensively in the environmental, life science and industrial markets using chromatography and extraction technologies. The environmental market is characterized by water analysis, safety and security applications and pollution testing, with chemists from private and governmental laboratories being our primary customers in this field. The life science markets we serve include the pharmaceutical segment, biosciences and medical sciences, with customers from industrial, academic and governmental accounts. The industrial markets we serve include the electronics and power industries with a demand for analyzing the higher-purity water quality in their production facilities. Furthermore, we serve a number of the largest industrial companies worldwide within the chemical industry market, which produce specialty chemicals/petrochemicals, consumer products and more, and the food and beverage market, which test for product quality assurance.

One of our marketing strategies is to target all market segments mentioned above to increase demand for our chromatography solutions. This strategy is accomplished by approaching all existing and potential customers through direct marketing activities including direct sales calls, mailings, advertising, electronic marketing, seminars, and workshops. In addition, we build visibility and branding for our global presence through scientific conferences and exhibitions. Continuous growth in all these markets results from identifying new customers in existing sales regions, extending geographic penetration and increasing demand for our products and technical support capabilities.

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

Geographically, we currently market and distribute our products and services through our own sales force in Austria, Australia, Benelux, Brazil, Canada, China, Denmark, France, Germany, India, Ireland, Italy, Japan, Korea, the Netherlands, Singapore, Sweden, Switzerland, Taiwan, the United Kingdom and the United States. In each of these countries, we maintain one or more local sales offices in order to support and service our customers in the regions. In other international locations where we do not have a direct sales force, we have developed a network of distributors and sales agents. In fiscal 2008, our net sales by geographic region were approximately 28% in North America, 43% in Europe and 29% in Asia/Pacific and other. In fiscal 2007, our net sales by geographic region were approximately 29% in North America, 44% in Europe and 27% in Asia/Pacific and other.

We manufacture our products based upon our forecast of customer demand and maintain adequate inventories of completed modules or finished goods in advance of receipt of firm orders. System or instrument orders are generally placed by the customer on an as-needed basis, and instruments are usually shipped within four to six weeks after receipt of an order. We do not maintain a substantial backlog, and backlog as of any particular date may not be indicative of our actual sales in any succeeding period. The level of backlog at June 30, 2008 was $57.9 million and at June 30, 2007 was $49.3 million.

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

Companies competing with us in the analytical instruments market include Agilent Technologies, Inc., Shimadzu Corporation, Thermo Fisher Scientific Inc., Varian, Inc., Waters Corporation and Metrohm Ltd.

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

We believe we have a smaller but growing market share in the high pressure, analytical and capillary/nano-LC HPLC portions of the LC market. Our UltiMate 3000 systems compete directly with other manufacturers’ HPLC systems in high pressure, traditional and capillary-/nano- HPLC applications. We believe that the UltiMate HPLC system has certain benefits over competing systems, including advanced pump and dual pump technology, thermostatted temperature control, high performance auto sampling capabilities, all technologies designed for intelligent LC (LCi). In addition, the UltiMate 3000 offer many benefits over competing systems including the ability to analyze minute contents of sample at very low flow rates or analyze samples at higher pressure at varying flow rates. We also believe that our Chromeleon software package not only provides competitive advantages over our competitors’ software offerings but is respected as the most advanced chromatography data management system in the market. Our competitors in the HPLC market include such vendors as Agilent Technologies, Inc., Shimadzu Corporation, Thermo Fisher Scientific, Varian, Inc., Waters Corporation and various smaller companies.

Our Accelerated Solvent Extraction (ASE) systems compete directly with standard Soxhlet, sonication, supercritical fluid extraction and microwave extraction techniques provided by other companies. Management believes that our ASE systems have certain benefits compared to competing techniques, including faster extraction time, reduced solvent usage, built-in automation and ease of use.

PATENTS AND LICENSES

We have a patent portfolio covering certain technologies of our products. These technologies include but are not limited to those used in our suppressors, eluent generators, columns, sample preparation devices, pumps, autosamplers, and detectors. The portfolio includes both apparatus and method of use patents. Our patents are presently issued in the United States and number of foreign countries including those in North America, Europe and Asia. As a matter of company policy, we vigorously protect our intellectual property rights and seek patent coverage on developments that we regard as strategic, material and patentable. Our portfolio includes licenses of technologies that we view as strategic. Our patents, including those licensed from others, expire between 2008 through 2027. We believe that, while our patent portfolio has value, no single patent or patent application is in itself essential and that the invalidity or expiration of any single patent would not have a material adverse effect on our business.

We regard our Chromeleon software as proprietary and we rely on a combination of copyrights, trademarks, trade secret laws and other proprietary rights, laws, license agreements and other restrictions on disclosure, copying and transferring title to protect our rights to our software products. We have no issued patents covering our software, and existing copyright laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

INTERNATIONAL OPERATIONS

Financial information about foreign and domestic operations and export sales is provided in Note 14 of the Notes to Consolidated Financial Statements found elsewhere in this report.

We have subsidiaries in Austria, Australia, Brazil, Canada, China, Denmark, France, Germany, India, Ireland, Italy, Japan, Korea, the Netherlands, Singapore, Sweden, Switzerland, Taiwan, the United Kingdom and the United States. Our foreign sales are affected by fluctuations in currency exchange rates and by regulation adopted by foreign governments. Such fluctuations have materially affected, both positively and negatively, our results of operation in past periods and will likely materially affect our results of operations in the future. Export sales are subject to certain controls and restrictions, but we have not experienced any material difficulties related to these limitations.

MANUFACTURING AND SUPPLIERS

We produce most of our consumables, including columns and suppressors, and assemble our IC systems and modules in our California manufacturing facilities. We assemble the systems and modules for our UltiMate 3000 systems in our manufacturing facility in Germany. We have developed proprietary processes for the manufacture of polystyrene-based resins and for packing columns with these resins. We believe that our resins, columns and suppressor manufacturing know-how are critical to the performance and reliability of our chromatography systems. We require each employee and consultant to sign a nondisclosure agreement to protect our proprietary processes. However, there can be no assurances that these agreements will provide meaningful protection or adequate remedies for our proprietary processes in the event of unauthorized use or disclosure.

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

We manufacture many subassemblies used in our products. Components, including formed-plastic and sheet-metal packaging materials, machine-metal parts, integrated circuits, microprocessors, microcomputers and certain detector and data analysis modules, are purchased from other manufacturers. Most of the raw materials, components and supplies purchased by us are available from a number of different suppliers, although a number of items are purchased from limited or single source of supply.

TECHNICAL SUPPORT, INSTALLATION AND SERVICE

Users of our chromatography systems may require technical support before and after a system sale. Services provided before the sale are recorded in operating expenses as incurred. Chromatography systems sold by us generally include a one-year warranty. These costs are accrued for at the time of the system sale. Installation and certain basic user training are provided to the customer, with revenues for these services recognized at the time the services are provided. Maintenance contracts may be purchased by customers to cover equipment no longer under warranty. Maintenance work not performed under warranty or maintenance contracts is performed on a time and materials basis. We offer training courses and periodically send our customers information on applications development. We install and service our products through our own field service organizations in Austria, Australia, Brazil, Canada, China, Denmark, France, Germany, India, Italy, Ireland, Japan, Korea, the Netherlands, Singapore, Sweden, Switzerland, Taiwan the United Kingdom and the United States. Installation and service in other foreign countries are typically provided by our distributors or agents.

RESEARCH AND PRODUCT DEVELOPMENT

Our research and product development efforts are focused on increasing the performance of our chromatography and other products and expanding the number of chemical and biological compounds that can be analyzed efficiently with our products. Research and product development expenditures were $28.9 million, $24.7 million and $22.4 million in fiscal 2008, 2007 and 2006, respectively. We pursue active development programs in the areas of system hardware, applications, computer software, suppressors, and resin and column technologies. There can be no assurances that our product development efforts will be successful or that the products developed will be accepted by the marketplace.

EMPLOYEES

We had 1,351 employees at June 30, 2008, compared with 1,193 employees at June 30, 2007.

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

We derived approximately 75% of our net sales from outside the United States in fiscal 2008 and expect to continue to derive the majority of net sales from outside the United States for the foreseeable future. Most of our sales outside the United States are denominated in the local currency of our customers. As a result, the U.S. dollar value of our net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on our results of operations. In recent periods, our results of operations have been positively affected from the depreciation of the U.S. dollar against the Euro, the yen and several other foreign currencies, but there can be no assurance that this positive impact will continue. In the past, our results of operations have been negatively impacted by the appreciation of the U.S. dollar against other currencies.

Economic, political and other risks associated with international sales and operations could adversely affect our results of operations.

Because we sell our products worldwide and have significant operations outside of the United States, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total net sales. In addition, we expect that the proportion of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities located outside the United States will increase. Accordingly, our future results could be harmed by a variety of factors, including:

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

A downturn in economic conditions could affect our operating results.

Our business, financial condition and results of operations may be affected by various economic factors. In an economic recession or under other adverse economic conditions, our customers may be less likely to purchase our products and vendors may be more likely to fail to meet contractual terms. A downturn in economic conditions may make it more difficult for us to maintain and continue our revenue growth and profitability performance. A decline in economic conditions may have a material adverse effect on our business.

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

Our products are highly technical in nature. As a result, many of our products must be developed months or even years in advance of the potential need by a customer. If we fail to introduce new products and enhancements as demand arises or in advance of the competition, our products are likely to become obsolete over time, which would harm operating results. Also, if the market is not receptive to our newly-developed products, our results of operations would be adversely impacted and we may be unable to recover the costs of research and product development and marketing associated with such products.

The analytical instrumentation market is highly competitive, and our inability to compete effectively in this market would adversely affect our results of operations and financial condition.

The analytical instrumentation market is highly competitive and we compete with many companies on a local and international level that are significantly larger than we are and have greater resources, including larger sales forces and technical staff. Competitors may introduce more effective and less costly products and, in doing so, may make it difficult for us to acquire and retain customers. If this occurs, our market share may decline and operating results could suffer.

We may experience difficulties with obtaining components from sole- or limited-source suppliers, or manufacturing delays, either of which could adversely affect our results of operations.

Most raw materials, components and supplies that we purchase are available from many suppliers. However, certain items are purchased from sole or limited-source suppliers and a disruption of these sources could adversely affect our ability to ship products as needed. A prolonged inability to obtain certain materials or components would likely reduce product inventory, hinder sales and harm our reputation with customers. Worldwide demand for certain components may cause the cost of such components to rise or limit the availability of these components, which could have an adverse effect on our results of operations.

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

Our operations require managerial and technical expertise. Each of our executive officers and key employees located in the United States is employed “at will” and may leave our employment at any time. In addition, we operate in a variety of locations, specifically the Bay Area and around the world where the demand for qualified personnel may be extremely high and is likely to remain so for the foreseeable future. As a result, competition for personnel can be intense and the turnover rate for qualified personnel may be high. The loss of any of our executive officers or key employees could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. An inability to hire, train and retain sufficient numbers of qualified employees would seriously affect our ability to conduct our business.

We may be unable to protect our intellectual property rights and may face intellectual property infringement claims

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

Our issued U.S. patents, and corresponding foreign patents, expire at various dates ranging from 2008 to 2027. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent. We have invested in significant new patent applications, and we cannot be certain that any of these applications will result in an issued patent to enhance our intellectual property rights.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

We own nine buildings in Sunnyvale, California, providing 252,000 square feet of space utilized for administration, marketing, sales, service, research and product development and manufacturing. We also own a 20,000 square feet building utilized for sales, service and administration in Idstein, Germany, a 77,000 square foot building for marketing, R&D, manufacturing and administration in Germering, Germany and a 32,000 square foot building in Osaka, Japan for sales, service and administration.

We lease sales and service offices in Austria, Australia, Benelux, Brazil, Canada, China, Denmark, France, Germany, India, Ireland, Italy, Japan, Korea, the Netherlands, Singapore, Sweden, Switzerland, Taiwan, the United Kingdom and the United States. In addition, we lease marketing and research and product development offices in Salt Lake City, Utah. We also lease marketing and research and product development offices in Amsterdam, the Netherlands. Our facilities are well maintained, adequate to conduct our current business.

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

	Fiscal 2008		Fiscal 2007
Quarter	High	Low	High	Low

First	$80.10	$67.54	$56.58	$45.76
Second	$88.00	$80.32	$58.99	$48.67
Third	$82.34	$66.76	$68.11	$54.62
Fourth	$79.65	$65.00	$74.85	$66.04

As of August 26, 2008, there were 771 holders of record of our common stock as shown on the records of our transfer agent.

DIVIDENDS

As of August 29, 2008, we have paid no cash dividends on our common stock and we do not anticipate doing so in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

During the fourth quarter of fiscal 2008, we repurchased shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. We started a series of repurchase programs in fiscal 1989, with the Board of Directors most recently authorizing in August 2006 future repurchases of an aggregate of 1.5 million shares of common stock as well as authorizing the repurchase of additional shares of common stock equal to the number of common shares issued pursuant to our employee stock plans.

The following table indicates common shares repurchased and additional shares added to the program during the three months ended June 30, 2008:

Total
			Number of		Maximum
			Shares		Number of
			Purchased		Shares that
	Total	Avg.	as Part of	Additional	May Yet be
	Number of	Price	Publicly	Shares	Purchased
	Shares	Paid per	Announced	Authorized for	Under the
Period	Purchased	Share	Program(1)	Purchase(1)	Program(2)

April 1 - 30, 2008	—	—	6,813,543	—	695,910
May 1 - 31, 2008	173,965	$70.97	6,987,508	15,701	537,646
June 1 - 30, 2008	35,000	$71.81	7,022,508	9,435	512,081

(1)	The number of shares represents the number of shares issued pursuant to employee stock plans that are authorized for purchase.

(2)	The number of shares includes 1.5 million shares of common stock approved for repurchase in August 2006 plus that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to August 2006 minus the number of shares purchased since August 2006.

PERFORMANCE GRAPH

The following graph demonstrates a comparison of cumulative total returns for our Common Stock, the SIC Code Index and the Standard & Poor’s 500 Stock Index, assuming $100 invested as of July 1, 2003:

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG DIONEX CORPORATION,
S&P 500 INDEX AND SIC CODE INDEX

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	6/30/2003	6/30/2004	6/30/2005	6/30/2006	6/30/2007	6/30/2008
Dionex Corporation	100.00	138.83	109.71	137.54	178.64	167.01

Analytical Instruments (SIC)	100.00	142.69	139.01	155.14	195.19	205.49

S&P Composite	100.00	119.11	126.64	137.57	165.90	144.13

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Statement of Operations Information:

	Year Ended June 30
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Net sales	$377,538	$327,284	$291,300	$279,317	$258,834
Cost of sales	126,756	109,015	99,857	91,754	88,944

Gross profit	250,782	218,269	191,443	187,563	169,890
Operating expenses:
Selling, general and administrative	142,545	123,525	113,241	102,539	89,100
Research and product development	28,943	24,737	22,392	20,354	19,155

Total operating expenses	171,488	148,262	135,633	122,893	108,255

Operating income	79,294	70,007	55,810	64,670	61,635
Interest income	2,212	1,435	1,874	1,276	801
Interest expense	(878)	(335)	(184)	(176)	(240)
Other income/(expense)	(2,230)	183	1,013	801	(340)

Income before taxes on income	78,398	71,290	58,513	66,571	61,856
Taxes on income	25,598	25,968	22,820	21,081	20,481

Net income	$52,800	$45,322	$35,693	$45,490	$41,375

Basic earnings per share	$2.85	$2.37	$1.78	$2.20	$1.96
Diluted earnings per share	$2.77	$2.31	$1.74	$2.13	$1.89
Shares used in computing earnings per share amounts:
Basic	18,506	19,136	20,013	20,655	21,056
Diluted	19,072	19,615	20,527	21,388	21,943

We have paid no cash dividends.

Balance sheet information:

	At June 30
	2008	2007	2006	2005	2004
	(In thousands)

Working capital	$106,269	$93,780	$97,769	$102,006	$103,719
Total assets	330,430	272,188	250,402	238,153	235,465
Long-term debt	—	—	—	—	—
Stockholders’ equity	196,749	185,708	185,382	183,049	183,454

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Dionex Corporation designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. Our products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications. Our systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical/petrochemical, power generation, and food and electronics industries in a variety of applications. Unless the context otherwise requires, the terms “Dionex,” “we,” “our” and “us” and words of similar import as used herein include Dionex Corporation and its consolidated subsidiaries.

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

We market and distribute our products and services through our own sales force in Austria, Australia, Benelux, Brazil, Canada, China, Denmark, France, Germany, India, Ireland, Italy, Japan, Korea, the Netherlands, Singapore, Sweden, Switzerland, Taiwan, the United Kingdom and the United States. In each of these countries, we maintain one or more local sales offices in order to support and service our customers in the regions. We manufacture our products based upon a forecast of customer demand and we generally try to maintain adequate inventories of completed modules or finished goods in advance of receipt of firm orders. System or instrument orders are generally placed by the customer on an as-needed basis and instruments are usually shipped within two to six weeks after receipt of an order.

RESULTS OF OPERATIONS

The following table summarizes our consolidated statements of income for the last three fiscal years with each line item shown as a percentage of net sales.

	Year Ended June 30
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	33.6	33.3	34.3

Gross profit	66.4	66.7	65.7
Operating expenses:
Selling, general and administrative	37.7	37.7	38.9
Research and product development	7.7	7.6	7.7

Total operating expenses	45.4	45.3	46.6

Operating income	21.0	21.4	19.1
Interest income, net	0.4	0.3	0.6
Other income (expense), net	(0.6)	0.1	0.3

Income before taxes	20.8	21.8	20.0
Taxes on income	6.8	7.9	7.8

Net income	14.0%	13.8%	12.2%

Net sales for fiscal 2008 were $377.5 million, an increase of 15% compared with the $327.3 million reported in fiscal 2007 and $291.3 million in fiscal 2006. Operating income for fiscal 2008 was $79.3 million, growing 13% from fiscal 2007 and representing 21% of sales. Operating income for fiscal 2007 was $70.0 million, an increase of 25% compared to fiscal 2006 and represented 21% of sales.

Diluted earnings per share for fiscal 2008 was $2.77, an increase of 20% compared to $2.31 in fiscal 2007. Diluted earnings per share for fiscal 2007 represented an increase of 33% compared to $1.74 in fiscal 2006.

Cash flow from operations during fiscal 2008 was $70.7 million. Cash flow from operations was $68.5 million for fiscal 2007 and $51.0 million for fiscal 2006.

For fiscal 2008, we repurchased 928,131 shares of our common stock for $70.3 million compared to $69.6 million in fiscal 2007 and $73.9 million in fiscal 2006.

Net Sales

The increase in net sales from fiscal 2007 to fiscal 2008 and from fiscal 2007 to fiscal 2006 was the result of increased sales in all of the major geographic regions in which we do business, as described in greater detail below. We are subject to the effects of foreign currency fluctuations that have an impact on net sales and gross profits. Currency fluctuations increased net sales by 5% in fiscal 2008 and 3% in fiscal 2007 and decreased net sales by 3% in 2006. Growth rates for the last three fiscal years are indicated in the tables below:

Percentage increases in net sales:

	From Fiscal 2007	From Fiscal 2006
	to	to
	Fiscal 2008	Fiscal 2007

Total:	15%	12%
By geographic region:
North America	13%	5%
Europe	12%	17%
Asia/Pacific	24%	14%

Percentage increases in net sales excluding the impact of currency fluctuations:

	From Fiscal 2007	From Fiscal 2006
	to	to
	Fiscal 2008	Fiscal 2007

Total:	10%	9%
By geographic region:
North America	12%	5%
Europe	2%	9%
Asia/Pacific	21%	15%

Net sales in North America grew 13% from fiscal 2007 to fiscal 2008 driven by growth in most of our markets, including an increase in our HPLC products and growth in sales of both RFIC instrumentation and consumables. Net sales in Europe grew 12% in reported dollars (2% net of currency fluctuations) from fiscal 2007 to fiscal 2008 reflecting a growth in IC products and a weaker U.S. dollar offset partially by softer demand in our larger life sciences customers in the second half of the fiscal year. Net sales in the Asia/Pacific region grew 24% in reported dollars (21% net of currency fluctuation) driven by continued sales force expansion and higher demand in China, Korea, India and Australia from our chemical/petrochemical, environmental and food and beverage customers.

Sales outside North America accounted for 72% of net sales in fiscal 2008, 71% in fiscal 2007 and 69% in fiscal 2006. We sell directly through our sales forces in Austria, Australia, Benelux, Brazil, Canada, China, Denmark, France, Germany, India, Ireland, Italy, Japan, Korea, the Netherlands, Sweden, Switzerland, Taiwan, the United Kingdom and the United States. Direct sales accounted for 93% of net sales in fiscal 2008, compared with 94% in fiscal 2007 and 90% in fiscal 2006. International distributors and representatives in Europe, Asia and other international markets accounted for the balance of net sales. There were no significant price changes during the years ended June 30, 2008, 2007 and 2006.

Net sales of IC products grew 18% from fiscal 2007 to fiscal 2008 and 14% from fiscal 2006 to fiscal 2007 driven mostly by higher demand from our environmental and industrial customers for our RFIC instrumentation, consumables and services across all major geographies.

Net sales of HPLC products grew by 8% from fiscal 2007 to fiscal 2008 driven primarily by increased sales in North America and Asia Pacific, partially offset by weaker demand in Europe in the second half of fiscal 2008. Sales of HPLC products grew 9% from fiscal 2006 to fiscal 2007 primarily as a result of our continued expansion of our global HPLC business, offset by some weakness in certain larger pharmaceutical accounts, especially in North America, and the product transition from our older Summit HPLC product line to the new Ultimate 3000 system.

Gross Margin

Gross margin for fiscal 2008 was $250.8 million compared to $218.3 million in fiscal 2007, an increase of $32.5 million or 15% and in 2006, gross margin was $191.4 million. Gross margin as a percentage of sales was 66.4%, 66.7% and 65.7% in fiscal 2008, 2007 and 2006, respectively. The decrease in gross margin as a percentage of sales from fiscal 2007 to fiscal 2008 was mainly due to the weaker growth in Europe partially offset by a weaker U.S. dollar. The improvement in fiscal 2007 compared to 2006 was due to a weaker U.S. dollar and cost reduction projects. We anticipate gross margin will be approximately 66% for fiscal year 2009.

Operating Expenses

From fiscal 2007 to fiscal 2008.  From fiscal 2007 to fiscal 2008, overall operating expenses increased by 16% to $171.5 million. The increase in expenses in fiscal 2008 as compared to fiscal 2007 was primarily attributable to the following factors:

• currency fluctuations	5%
• continued expansion efforts in the Asia/Pacific region	5%
• increased depreciation and infrastructure expense	2%
• increased salary and commission in North America	1%

Selling, general and administrative (SG&A) expenses as a percentage of net sales were 38% in fiscal 2008 compared with 38% in fiscal 2007. SG&A expenses were $142.6 million in fiscal 2008, an increase of 15% from $123.5 million in fiscal 2007. Increases from fiscal 2007 to 2008 included $6.7 million due to currency fluctuations, $7.3 million due to our continued expansion efforts in the Asia/Pacific region which included an 17% headcount increase, $2.4 million due to increased expense for depreciation and distributed costs attributable to capital investments and facilities and I.T. infrastructure costs, and $1.4 million due to increased salary and commission costs attributable to increased sales in fiscal 2008 in North America.

Research and product development expenses were 7.7% of net sales in fiscal 2008 compared with 7.6% in fiscal 2007. Research and product development expenses in fiscal 2008 were $28.9 million, an increase of $4.2 million compared with $24.7 million in fiscal 2007. Research and product development expenses increased by $4.2 million due to higher product development costs associated with new HPLC, IC and ASE products introduced during fiscal 2008 and currency fluctuations.

From fiscal 2006 to fiscal 2007.  From fiscal 2006 to fiscal 2007, overall operating expenses grew by 9%. The increase in expenses in fiscal 2007 as compared to fiscal 2006 was primarily attributable to the following factors:

• currency fluctuations	3%
• continued expansion efforts in the Asia/Pacific region	2%
• increased expansion and infrastructure expense	2%
• increased sales and marketing efforts in Europe	1%

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

Interest Income

Interest income in fiscal 2008 of $2.2 million was higher than $1.4 million reported for fiscal 2007 and higher than the $1.8 million reported in fiscal 2006. The increase in fiscal 2008 from fiscal 2007 was due to higher yields on higher cash balances held outside of the U.S. The decrease from fiscal 2006 to fiscal 2007 was due to declining interest rates in the United States and Europe.

Interest Expense

Interest expense of $878,000 in fiscal 2008 was higher than the $335,000 in fiscal 2007 and $185,000 fiscal 2006. The interest expense was primarily due to higher level short-term borrowings in both fiscal 2008 and 2007.

Other Income (Expense), Net

Other expense, net in fiscal 2008 was $2.2 million, which was primarily due to losses on our derivatives related to our Japanese subsidiary and losses on foreign currency exchanges. We had other income, net in fiscal 2007 of $183,000 and $1.0 million in fiscal 2006.

Income Taxes

Our effective tax rate was 32.6% for fiscal 2008, 36.4% for fiscal 2007 and 39.0% for fiscal 2006. Our effective tax rate is affected by the mix of taxable income among the various tax jurisdictions in which we do business. The decrease in the effective tax rate from fiscal 2007 to fiscal 2008 was primarily due to foreign tax credits, expiration of tax exposures and mix of taxable income in our various tax jurisdictions. The decrease in the effective tax rate from fiscal 2006 to fiscal 2007 was primarily due to special tax charges recorded in fiscal 2006 related to exposure from two tax audits.

Earnings per Share

Diluted earnings per share were $2.77, an increase of 20% compared with the $2.31 reported for fiscal 2007 and $1.74 in fiscal 2006. Net income for fiscal 2008 was higher due to higher revenues and lower corporate taxes.

Liquidity and Capital Resources

At June 30, 2008, we had cash and equivalents and short-term investments of $75.7 million. Our working capital was $106.3 million at June 30, 2008, compared with $93.8 million at June 30, 2007.

Cash generated by operating activities was $70.7 million in fiscal 2008, compared with $68.5 million in fiscal 2007 and $51.0 million in fiscal 2006. The increase in operating cash flows was due to better operating results resulting from higher revenues, higher deferred revenue and increase in accrued liabilities due to higher accrued payroll costs, partially offset by higher prepaid expenses and higher estimated tax payments. The increase in operating cash flows in fiscal 2007 as compared to fiscal 2006 was primarily due to improved operating results, increase in deferred revenue, increase in accrued liabilities and lower tax payments partially offset by higher prepaid expenses.

Cash used for investing activities was $15.3 million in fiscal 2008 compared with $4.0 million in fiscal 2007 and $8.7 million in fiscal 2006. The increase of cash used in fiscal 2008 compared to 2007 was due to higher capital expenditures related to facility renovation costs in Sunnyvale, Oracle upgrade and world-wide rollout project costs, tooling costs in both Germany and Sunnyvale and the payment for accrued patent acquisition costs. Except for the world-wide Oracle upgrade that is expected to complete in fiscal 2010, other capital expenditures that attributed to the increased cash usage during fiscal 2008 are not expected to be recurring events. The decrease from fiscal 2006 to fiscal 2007 was due to lower net proceeds from sale of marketable securities in fiscal 2007, partially offset by higher capital expenditures due to expansion of our HPLC manufacturing and development facility in Germany and the acquisition of the polymer based monolithic technology from Teledyne-Isco, a subsidiary of Teledyne Technologies, Inc.

Cash used for financing activities was $37.8 million in fiscal 2008, compared with $52.4 million in fiscal 2007 and $42.3 million in fiscal 2006. Financing activities for all three years consisted primarily of common stock repurchases, partially offset by proceeds from issuances of shares pursuant to and the tax benefits related to stock option plans in fiscal 2008. We repurchased 928,131 shares of our common stock for $70.3 million in fiscal 2008, 1,185,100 shares for $69.6 million in fiscal 2007 and 1,409,577 shares for $73.9 million in fiscal 2006, under our repurchase program. We have 512,081 remaining shares authorized for repurchase under our repurchase programs at June 30, 2008.

At June 30, 2008, our available bank lines of credit totaled $7.0 million, compared with $28.5 million at June 30, 2007. We believe our cash flow from operations, our existing cash and cash equivalents and our bank lines of credit will be adequate to meet our cash requirements for at least the next 12 months. The impact of inflation on our financial position and results of operations was not significant during any of the periods presented.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Year	Years	Years

Short-Term Borrowings	$21,805	$21,805	$—	$—	$—
Operating Lease Obligations	17,578	6,408	5,709	2,235	3,226

Total	$39,383	$28,213	$5,709	$2,235	$3,226

EFFECT OF NEW ACCOUNTING STANDARDS

On July 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, we recognized a $1.4 million charge to our beginning retained earnings as a cumulative effect of a change in accounting principle.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Company will adopt SFAS No. 162 once it is effective and we are currently evaluating the effect that the adoption will have on the Company’s consolidated financial statements.

In April 2008, the FASB released FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“SFAS No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) and other U.S. generally accepted accounting principles. SFAS No. 142-3 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning July 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 142-3 on the Company’s consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, which will be the Company’s fiscal year beginning July 1, 2009. We are currently evaluating the impact, if any, that FAS 161 may have on its financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent consideration and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period that impacts income tax expense. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 (for Dionex, beginning with our fiscal 2010) with early adoption prohibited. We are currently evaluating the effect the implementation of SFAS No. 141(R) will have on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 (for Dionex, beginning with our fiscal 2010). We are currently evaluating the effect that adoption of SFAS No. 160 will have on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (or “fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us as of the first quarter of fiscal 2009. We are currently evaluating the impact of this pronouncement on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. Originally, SFAS No. 157 was effective for the first fiscal year beginning after November 15, 2007. However, in February 2008 the FASB released FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until years beginning after November 15, 2008, which will be our fiscal year beginning July 1, 2009. Currently, SFAS No. 13 Accounting for Leases, SFAS No. 123R Share-Based Payments, SAB 104 Revenue Recognition, SOP No. 97-2 Software Revenue Recognition, EITF 00-21 Revenue Arrangements with Multiple Deliverables and ARB No. 43 Inventory Costs are out of the scope of SFAS No. 157. At this time, management does not believe the impact on the Company’s financial statements will be material.

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

Prior to fiscal 2008, the fair value of maintenance contracts was based on the price charged when an element was sold separately or, if not yet sold separately, when the price was established by authorized management. Maintenance fees were recognized ratably over the period of the related maintenance contracts, which ranged from one to two years. Maintenance consisted of product repair obligations, telephone support, and/or unspecified software upgrades. Effective July 1, 2007, unspecified software upgrades are no longer provided with our maintenance contracts. As such, revenue from separately priced extended maintenance contracts is deferred and recognized in income on a straight-line basis over the contract period, in accordance with FTB 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

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

Loss Provisions on Accounts Receivable and Inventory.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We assess collectability based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, independent credit reports, industry trends and the macro-economic environment. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of our revenue for any period. Historically, we have not experienced significant sales returns or bad debt losses.

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

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

On July 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN No. 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination.

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

We are exposed to financial market risks from fluctuations in foreign currency exchange rates, interest rates and stock prices of marketable securities. With the exception of the stock price volatility of our marketable equity securities, we manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of nonperformance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices could cause significant changes in the costs to manufacture and deliver our products and in customers’ buying practices. We have not substantially changed our risk management practices during fiscal 2008 and we do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our current risk management practices.

We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable, however, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No material claims for such indemnifications were outstanding as of June 30, 2008. We have not recorded any liabilities for these indemnification agreements at June 30, 2008 or 2007.

Foreign Currency Exchange.  Revenues generated from international operations are generally denominated in foreign currencies. We entered into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At June 30, 2008, we had forward exchange contracts to sell foreign currencies totaling $19.0 million, including approximately $12.4 million in Euros, $3.8 million in Japanese yen, $1.7 million in Australian dollars and $1.1 million in Canadian dollars. At June 30, 2007, we had forward exchange contracts to sell foreign currencies totaling $10.5 million, including approximately $4.5 million in Euros, $3.5 million in Japanese yen, $1.2 million in Australian dollars and $1.3 million in Canadian dollars. The foreign exchange contracts at the end of each fiscal year mature within the first quarter of the following fiscal year. Additionally, contract values and fair market values are the same.

In March 2007, we entered into a $10.0 million cross-currency swap arrangement for Japanese yen that matures in March 2010 and functions as a cash flow hedge of the US dollar/Japanese yen exchange rate exposure of the Company’s net investment in its Japanese subsidiary. This derivative instrument, did not qualify for net investment hedge accounting and was deemed to be an ineffective hedge instrument because, at the inception of the hedge transaction, there was no formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. Therefore, we marked to market the decrease in value of approximately $1.0 million for the six months ended December 31, 2007 and this amount was recorded in other income (expense), net. In January 2008, we completed our formal documentation of the hedging relationship and determined that the cross-currency swap qualified as a net investment hedge. As a result, during the six months ended June 30, 2008, we marked to market $0.6 million in unrealized losses associated with the hedge, which is reported in accumulated other comprehensive income as part of the foreign currency translation adjustment.

A sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to our hedging contracts and underlying balances being hedged at June 30, 2008 and 2007 indicated that these market movements would not have a material effect on our business, operating results or financial condition.

Foreign currency rate fluctuations can impact the U.S. dollar translation of our foreign operations in our consolidated financial statements. Currency fluctuations increased sales by 5% in fiscal 2008, 3% in fiscal 2007 and decreased sales by 3% in fiscal 2006.

Interest and Investment Income.  Our interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at June 30, 2008 and 2007 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on our actual balances and changes in the timing and amount of interest rate movements.

Debt and Interest Expense.  At June 30, 2008, we had short-term notes payable of $21,805,000. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding debt balance at June 30, 2008, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements and the level of borrowings maintained by us.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dionex Corporation:

We have audited the accompanying consolidated balance sheets of Dionex Corporation and subsidiaries (collectively, the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dionex Corporation and subsidiaries at June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on July 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

San Jose, California
August 29, 2008

DIONEX CORPORATION

CONSOLIDATED BALANCE SHEETS
AT JUNE 30

	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and equivalents	$75,624	$54,938
Short-term investments	77	124
Accounts receivable (net of allowance for doubtful accounts of $524 in 2008 and $610 in 2007)	74,436	65,990
Inventories	31,627	28,626
Deferred taxes	11,534	9,402
Prepaid expenses and other current assets	13,742	12,113

Total current assets	207,040	171,193
Property, plant and equipment, net	72,335	62,366
Goodwill	26,670	25,443
Intangible assets, net	6,463	6,955
Other assets	17,922	6,231

	$330,430	$272,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$21,805	$231
Accounts payable	16,086	12,293
Accrued liabilities	32,211	30,329
Deferred revenues	21,352	18,617
Income taxes payable	5,873	13,068
Accrued product warranty	3,444	2,875

Total current liabilities	100,771	77,413
Deferred and other income taxes payable	27,013	5,479
Other long-term liabilities	5,897	3,588
Commitments and other contingencies (Note 13)
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; shares outstanding: 18,130,713 in 2008 and 18,845,802 in 2007)	170,045	161,409
Retained earnings	2,582	13,223
Accumulated other comprehensive income	24,122	11,076

Total stockholders’ equity	196,749	185,708

	$330,430	$272,188

See notes to consolidated financial statements.

DIONEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
YEAR ENDED JUNE 30

	2008	2007	2006
	(In thousands, except per share amounts)

Net sales	$377,538	$327,284	$291,300
Cost of sales	126,756	109,015	99,857

Gross profit	250,782	218,269	191,443
Operating expenses:
Selling, general and administrative	142,545	123,525	113,241
Research and product development	28,943	24,737	22,392

Total operating expenses	171,488	148,262	135,633

Operating income	79,294	70,007	55,810
Interest income	2,212	1,435	1,874
Interest expense	(878)	(335)	(184)
Other income (expense), net	(2,230)	183	1,013

Income before taxes	78,398	71,290	58,513
Taxes on income	25,598	25,968	22,820

Net income	$52,800	$45,322	$35,693

Basic earnings per share	$2.85	$2.37	$1.78

Diluted earnings per share	$2.77	$2.31	$1.74

Shares used in computing earnings per share:
Basic	18,506	19,136	20,013
Diluted	19,072	19,615	20,527

See notes to consolidated financial statements.

DIONEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
				Other
	Common Stock		Retained	Comprehensive		Comprehensive
	Shares	Amount	Earnings	Income	Total	Income
	(In thousands, except for share amounts)

Balance, June 30, 2005	20,161,092	$120,359	$57,451	$5,239	$183,049

Comprehensive income, net of tax:
Net income			35,693		35,693	$35,693
Foreign currency translation adjustments (net of tax of $233)				3,319	3,319	3,319
Unrealized gain on securities				21	21	21

Comprehensive income						$39,033

Common stock issued under employee stock-based compensation plans	873,324	25,438			25,438
Repurchase of common stock	(1,409,577)	(9,328)	(64,555)		(73,883)
Stock-based compensation expense		5,610			5,610
Tax benefit from employee stock transactions		6,135			6,135

Balance, June 30, 2006	19,624,839	148,214	28,589	8,579	185,382

Comprehensive income, net of tax:
Net income			45,322		45,322	$45,322
Foreign currency translation adjustments (net of tax of $1,582)				2,470	2,470	2,470
Unrealized gain on securities				27	27	27

Comprehensive income						$47,819

Common stock issued under employee stock-based compensation plans	406,063	13,517			13,517
Repurchase of common stock	(1,185,100)	(8,904)	(60,688)		(69,592)
Stock-based compensation expense		5,125			5,125
Tax benefit from employee stock transactions		3,457			3,457

Balance, June 30, 2007	18,845,802	161,409	13,223	11,076	185,708

Comprehensive income, net of tax:
Net income			52,800		52,800	$52,800
Foreign currency translation adjustments (net of tax of $6,308)				13,042	13,042	13,042
Unrealized gain on securities				4	4	4

Comprehensive income						$65,846

Common stock issued under employee stock-based compensation plans	213,042	9,143			9,143
Repurchase of common stock	(928,131)	(8,278)	(62,019)		(70,297)
Stock-based compensation expense		5,939			5,939
Tax benefit from employee stock transactions		1,832			1,832
Adoption of FIN 48 — cumulative effect			(1,422)		(1,422)

Balance, June 30, 2008	18,130,713	$170,045	$2,582	$24,122	$196,749

See notes to consolidated financial statements.

DIONEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED JUNE 30

	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$52,800	$45,322	$35,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,767	8,544	6,514
Stock-based compensation	5,939	5,125	5,572
Allowance for bad debts	(232)	(45)	(315)
Loss on disposal of fixed assets	543	422	538
Tax benefit related to stock transactions	(1,832)	(3,457)	(6,135)
Deferred income taxes	(944)	443	78
Changes in assets and liabilities:
Accounts receivable	(1,321)	(1,129)	(6,036)
Inventories	1,688	407	(276)
Prepaid expenses and other assets	(725)	(6,332)	214
Accounts payable	1,506	2,694	(797)
Deferred revenue	2,398	3,594	2,518
Accrued liabilities	4,709	4,431	2,097
Income taxes payable	(2,895)	9,206	11,439
Accrued product warranty	290	(714)	(104)

Net cash provided by operating activities	70,691	68,511	51,000

Cash flows from investing activities:
Proceeds from sale of marketable securities	124	9,700	39,096
Purchase of short term investments	(77)	—	—
Purchase of marketable securities	—	(2,600)	(35,050)
Purchase of property, plant and equipment	(13,847)	(9,388)	(9,742)
Purchase of intangible assets	(2,071)	(1,723)	(3,005)
Acquisition, net of cash acquired	543	—	—
Other	—	(26)	(38)

Net cash used for investing activities	(15,328)	(4,037)	(8,739)

Cash flows from financing activities:
Net change in notes payable	21,506	231	—
Proceeds from issuance of common stock	9,143	13,517	25,438
Repayments of capital lease obligations	(58)	—	—
Tax benefit related to stock transactions	1,832	3,457	6,135
Repurchase of common stock	(70,297)	(69,592)	(73,883)

Net cash used for financing activities	(37,874)	(52,387)	(42,310)

Effect of exchange rate changes on cash	3,197	(673)	894

Net increase in cash and equivalents	20,686	11,414	845
Cash and equivalents, beginning of year	54,938	43,524	42,679

Cash and cash equivalents, end of year	$75,624	$54,938	$43,524

Supplemental disclosures of cash flow information:
Income taxes paid	$31,162	$21,349	$9,289
Interest expense paid	$790	$162	$71
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	$1,563	$219	$162
Accrued purchase of business consideration	$—	$2,000	$—
Effect of adoption of FIN 48:
Cumulative effect on retained earnings	$1,422	$—	$—
Increase in deferred and other income taxes payable	$16,033	$—	$—
Increase in other assets	$11,409	$—	$—
Decrease in income taxes payable	$3,202	$—	$—
Capital lease obligation for equipment purchases	$487	$—	$—

See notes to consolidated financial statements.

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	SIGNIFICANT ACCOUNTING POLICIES

Organization.  Dionex Corporation is a leading manufacturer and marketer of chromatography systems for chemical analysis. Our systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical/petrochemical, power generation, and food and electronics industries in a variety of applications. Unless the context otherwise requires, the terms “Dionex,” “we,” “our” and “us” and words of similar import as used in these notes to consolidated financial statements include Dionex Corporation and its consolidated subsidiaries.

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

Purchased Technology and Goodwill.  Purchased technology amounts are recorded at their fair market values as of the date of acquisition and amortized over their estimated useful lives of up to ten years. Identifiable intangible assets are recognized separately from goodwill if certain criteria are met and those assets are amortized over their estimated useful economic life. Goodwill is not amortized but is tested for impairment as required. We test goodwill for impairment in April each year and more often if circumstances indicate that goodwill may be impaired. If impaired, a charge is recorded in income from operations. We found no impairment as a result of our fiscal 2008 and 2007 annual impairment tests performed in April of each year.

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

Prior to fiscal 2008, the fair value of the maintenance contracts was based on the price charged when an element was sold separately or, if not yet sold separately, when the price was established by authorized management. Maintenance fees were recognized ratably over the period of the related maintenance contracts, which ranged from one to two years. Maintenance consists of product repair obligations, telephone support, and/or unspecified software upgrades. Effective July 1, 2007, unspecified software upgrades are no longer provided with our maintenance contracts. As such, revenue from separately priced extended maintenance contracts is deferred and recognized in income on a straight-line basis over the contract period, in accordance with FTB 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

Our sales are typically not subject to rights of return and, historically, actual sales returns have not been significant. We sell our products through our direct sales force and through distributors and resellers. Sales through

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reclassifications.  Certain reclassifications have been made of amounts previously reported to conform to the current year presentation. Such reclassifications consist of increases in the current portion of deferred tax assets and non-current portion of deferred tax liabilities as of June 30, 2007 on the consolidated balance sheet, separate line disclosure for construction-in-progress in Note 5, and separate line disclosure of the book/tax amortization of intangibles in the table of current and non-current deferred tax assets and liabilities at June 30, 2007, included in Note 12.

Stock-based Compensation Plans.  We follow Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. We have elected to use the modified prospective transition method such that SFAS No. 123R applies to new awards and to awards modified, repurchased or canceled after the effective date. We have a stock-based employee compensation plan and an employee stock purchase plan. Generally, stock options granted to employees fully vest four years from the grant date and have a term of ten years. For options granted beginning on July 1, 2006, we recognize stock-based compensation expense over the requisite service period of the individual grants, generally, equal to the vesting period.

Also, SFAS No. 123R required the benefits of tax deductions in excess of the tax-effected compensation that would have been recognized as if we had always accounted for our stock-based award activity under SFAS No. 123R to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities.

We elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income for the years ended June 30, 2008, 2007 and 2006 (in thousands):

	Year Ended	Year Ended	Year Ended
	June 30,	June 30,	June 30,
	2008	2007	2006

Cost of sales	$602	$393	$372
Selling, general and administrative expenses	3,847	3,494	3,832
Research and product development expenses	1,490	1,238	1,368
Tax benefit	(1,919)	(1,542)	(1,751)

Total	$4,020	$3,583	$3,821

Common Stock Repurchases.  We repurchase shares in the open market under our ongoing stock repurchase program. For each share repurchased, we reduce the common stock account by the average value per share reflected

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the account prior to the repurchase with the excess allocated to retained earnings. We currently retire all shares upon repurchase.

During fiscal 2008, we repurchased 928,131 shares of our common stock on the open market for $70.3 million (an average of $75.74 per share), compared with 1,185,100 shares repurchased for $69.6 million (an average of $58.72 per share) for fiscal 2007 and 1,409,577 shares repurchased for $73.9 million (an average of $52.41 per share) for fiscal 2006.

Translation of Foreign Currency.  Our foreign operations are measured using local currencies as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange, and results of operations are translated at average rates for the year. Translation adjustments are included in stockholders’ equity as accumulated other comprehensive income/(loss).

Derivative Securities.  Derivative instruments, including certain derivative instruments embedded in other contracts, are recorded on the consolidated balance sheet at their fair value as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The changes in fair value of an ineffective portion of a hedge instrument are included in earnings through a credit or charge to other income/expense.

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

At June 30, 2008, we had forward exchange contracts to sell foreign currencies totaling $19.0 million, including approximately $12.4 million in Euros, $3.8 million in Japanese yen, $1.7 million in Australian dollars and $1.1 million in Canadian dollars. At June 30, 2007, we had forward exchange contracts to sell foreign currencies totaling $10.5 million, including approximately $4.5 million in Euros, $3.5 million in Japanese yen, $1.2 million in Australian dollars and $1.3 million in Canadian dollars. At June 30, 2008 and 2007, the aggregate unrealized gains or losses on the forward exchange contracts were not material.

In March 2007, we entered into a $10.0 million cross-currency swap arrangement for Japanese Yen which matures in March 2010 and functions as a cash flow hedge of the US dollar/Japanese yen exchange rate exposure of the Company’s net investment in its Japanese subsidiary. Until January 1, 2008, this derivative instrument did not qualify for net investment hedge accounting and was deemed to be an ineffective hedge instrument because, at the inception of the hedge transaction, there was no formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. Therefore, we marked to market the decrease in value of approximately $1.0 million for the six months ended December 31, 2007 and this amount was recorded in other expense, net. In January 2008, we determined that the cross-currency swap qualified as a net investment hedge. As a result, during the six months ended June 30, 2008, we marked to market $0.6 million in unrealized losses on our derivative contract related to our Japanese subsidiary, which is reported in accumulated other comprehensive income as part of the foreign currency translation adjustment in Other Comprehensive Income under Accumulated Translation Adjustment. On a quarterly basis, we evaluate the need to redesignate the hedging relationship. We determined that redesignation of the hedging relationship as of June 30, 2008 was not necessary.

Comprehensive Income.  We are required to report comprehensive income in the financial statements, in addition to net income. The primary differences between net income and comprehensive income are foreign

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currency translation adjustments and net unrealized gains or losses on available for sale securities. At June 30, 2008, 2007 and 2006, the components of accumulated other comprehensive income were as follows:

	2008	2007	2006
	(In thousands)

Foreign currency translation adjustments	$24,118	$11,075	$8,605
Unrealized gain/(loss) on securities available for sale, net	4	1	(26)

	$24,122	$11,076	$8,579

Recently Adopted Accounting Pronouncement.  On July 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, we recognized a $1.4 million charge to our beginning retained earnings as a cumulative effect of a change in accounting principle. See Note 12 — Income Taxes.

Recent Accounting Pronouncements Not Yet Adopted.  In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Company will adopt SFAS No. 162 once it is effective and we are currently evaluating the effect that the adoption will have on the Company’s consolidated financial statements.

In April 2008, the FASB released FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“SFAS No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) and other U.S. generally accepted accounting principles. SFAS No. 142-3 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning July 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 142-3 on the Company’s consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, which will be the Company’s fiscal year beginning July 1, 2009. We are currently evaluating the impact, if any, that SFAS No. 161 may have on its financial position or cash flows.

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent consideration and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period that impacts income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 (for Dionex, beginning with our fiscal 2010) with early adoption prohibited. We are currently evaluating the effect the implementation of SFAS No. 141(R) will have on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. Originally, SFAS No. 157 was effective for the first fiscal year beginning after November 15, 2007. However, in February 2008 the FASB released FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until years beginning after November 15, 2008, which will be our fiscal year beginning July 1, 2009. Currently, SFAS No. 13 Accounting for Leases, SFAS No. 123R Share-Based Payments, SAB 104 Revenue Recognition, SOP No. 97-2 Software Revenue Recognition, EITF 00-21 Revenue Arrangements with Multiple Deliverables and ARB No. 43 Inventory Costs, are out of the scope of SFAS No. 157. At this time, management does not believe the impact on the Company’s financial statements will be material.

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

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended June 30
	2008	2007	2006

Numerator:
Net income	$52,800	$45,322	$35,693

Denominator:
Shares used to compute net income per common share — basic	18,506	19,136	20,013
Effect of dilutive stock options	566	479	514

Shares used to compute net income per common share — diluted	19,072	19,615	20,527

Basic earnings per share	$2.85	$2.37	$1.78

Diluted earnings per share	$2.77	$2.31	$1.74

Antidilutive common equivalent shares related to stock options excluded from the calculation of diluted shares were approximately 349,025, 327,894 and 447,228 for fiscal 2008, 2007 and 2006, respectively.

Note 3 —	SHORT-TERM INVESTMENTS

		Gross
	Cost	Unrealized Losses	Fair Value
		(In thousands)

June 30, 2008
Certificate of deposit	$77	$—	$77

June 30, 2007
Corporate debt securities(1)	$127	$(3)	$124

(1)	These investments have been in a loss position for greater than 12 months.

Investments with maturities greater than three months, but less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments and are recorded in other assets. At June 30, 2007, all corporate debt securities have been classified as “held-to-maturity” and recorded as short-term investments. The corporate debt securities are classified as “available-for-sale” securities and are carried at fair value. At June 30, 2007, the fair value of the securities was $124,000 reported in short-term investments.

Note 4 —	INVENTORIES

Inventories at June 30 consisted of the following:

	2008	2007
	(In thousands)

Finished goods	$19,236	$16,535
Work in process	1,449	1,329
Raw materials and subassemblies	10,942	10,762

	$31,627	$28,626

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net at June 30 consisted of:

	2008	2007
	(In thousands)

Land	$24,911	$23,246
Buildings and improvements	46,019	40,409
Machinery, equipment and tooling	36,825	29,147
Furniture and fixtures	10,898	9,980
Construction-in-progress	2,330	134

	120,983	102,916
Accumulated depreciation and amortization	(48,648)	(40,550)

Property, plant and equipment, net	$72,335	$62,366

Note 6 —	GOODWILL AND INTANGIBLE ASSETS

Information regarding our goodwill and other intangible assets reflect current foreign exchange rates.

Changes in the carrying amount of goodwill for the years ended June 30, 2008 and 2007 are as follows (in thousands):

Balance as of June 30, 2006	$24,982
Translation adjustments	461

Balance as of June 30, 2007	$25,443
Translation adjustments	1,227

Balance as of June 30, 2008	$26,670

Our reporting units represent our operating segments, see Note 14. All goodwill has been assigned to the Life Science Business Unit (“LSBU”) reporting unit. The evaluation of goodwill is based upon the fair value of this reporting unit. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we performed an annual impairment test on goodwill in April 2008 and 2007 and determined that goodwill was not impaired.

Information regarding our other intangible assets having a finite life is as follows (in thousands):

	As of June 30, 2008			As of June 30, 2007
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Patents and trademarks	$5,958	$(1,376)	$4,582	$5,958	$(779)	$5,179
Developed technology	10,825	(10,825)	—	10,013	(9,805)	208
Customer relationships	2,761	(880)	1,881	2,205	(637)	1,568

Total	$19,544	$(13,081)	$6,463	$18,176	$(11,221)	$6,955

During fiscal 2007, we pursued our strategic initiative of strengthening our base in the eluent generation and membrane suppression for ion chromatography applications and to support new liquid chromatography applications with the acquisition of the IC patent portfolio from Alltech Associates, Inc., for approximately $3.0 million.

We amortize patents and trademarks over a period of seven to seventeen years and the remaining weighted average amortization period for this category is approximately twelve years.

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We amortize other intangibles over a period of five to ten years and the remaining weighted average amortization period for this category is approximately six years.

Amortization expense related to intangible assets was $1.1 million, $1.3 million and $1.4 million for the years ended June 30, 2008, 2007 and 2006, respectively. The estimated amortization for each of the five fiscal years subsequent to June 30, 2008 is as follows (in thousands):

Remaining
Amortization
Year Ending June 30,	Expense

2009	$935
2010	888
2011	886
2012	886
2013	506
Thereafter	2,362

Total	$6,463

Note 7 —	FINANCING ARRANGEMENTS

We have unsecured lines of credit with various domestic and foreign banks which have been used primarily to minimize our exposure to foreign currency fluctuations and to fund share repurchases. Our lines of credit totaled $29.2 million and $28.4 million at June 30, 2008 and 2007, respectively. The increase in existing lines of credit was due to the addition of lines of credit in Brazil and Taiwan. Borrowings in each country bear interest at local reference rates which ranged from 3.1% to 8.5% at June 30, 2008. There was $21.8 million and $231,000 outstanding under these lines at June 30, 2008 and 2007, respectively. Such line of credit agreements impose certain financial restrictions relating to cash dividends, working capital and tangible net worth.

One of our foreign subsidiaries discounts trade notes receivable with banks. Total notes receivable discounted were approximately $11.3 million in fiscal 2008 and $7.3 million in fiscal 2007. The uncollected balances of notes receivable due to the discounting banks at June 30, 2008 and 2007 were approximately $2.8 million and $2.4 million, respectively. We have a contingent liability to repurchase these notes under certain conditions. We have determined that the carrying amount of our contingent liability under this guarantee was insignificant at June 30, 2008 and 2007 based on its past experience of discounting trade notes receivable.

Total interest paid was $790,000 in 2008, $162,000 in 2007 and $71,000 in 2006.

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

Details of the change in accrued product warranty for fiscal 2008, 2007 and 2006 are as follows:

			Charged
	Balance		(Credited)		Balance
	Beginning of		to Other		End of
	Year	Additions	Accounts(1)	Deductions(2)	Year
	(In thousands)

Accrued product warranty:
June 30, 2008	$2,875	$5,954	$296	$(5,681)	$3,444
June 30, 2007	3,493	2,669	100	(3,387)	2,875
June 30, 2006	3,514	3,810	134	(3,965)	3,493

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Effects of exchange rate changes.

(2)	Product warranty costs.

Note 9 —	ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of:

	2008	2007
	(In thousands)

Accrued payroll and related expenses	$21,037	$18,469
Other accrued liabilities	11,174	11,860

	$32,211	$30,329

Note 10 —	STOCK OPTION AND PURCHASE PLANS

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

In October 2007, we granted 1,000 restricted stock units to each of our five non-employee Directors for a total of 5,000 shares of our common stock. The value of each share was $87.03 and restricted stock units vest over a four year period.

	As of June 30,
	2008		2007		2006
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	1,694,471	$41.91	1,736,593	$37.43	2,261,642	$32.65
Granted	347,750	72.81	346,250	53.58	356,650	48.23
Exercised	(180,073)	40.41	(367,479)	32.29	(831,347)	28.63
Canceled	(69,440)	63.77	(20,893)	48.61	(50,352)	44.21

Options outstanding, end of year	1,792,708	$47.20	1,694,471	$41.91	1,736,593	$37.43

Options vested and expected to vest	1,778,930	$47.07	1,664,063	$41.74	1,703,277	$37.24

Options exercisable at year end	1,180,159	$39.20	1,036,706	$36.13	1,052,726	$32.17

Weighted average fair value of options granted during the year		$23.88		$18.38		$19.38

The total intrinsic value of options exercised were $6.9 million, $12.3 million and $18.6 million in fiscal 2008, 2007 and 2006 respectively. As of June 30, 2008, there was $12.0 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.4 years. The total intrinsic value of options exercisable at June 30, 2008 was $32.1 million based upon a market value of $66.37 per share. The total intrinsic value of options outstanding at June 30, 2008 was $36.4 million based

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon a market value of $66.37 per share. The total intrinsic value of the options exercisable and expected to vest, based on a market value of $66.37 per share was $36.4 million at June 30, 2008, with a weighted average remaining contractual life of 6.19 years.

Additional information regarding options outstanding and exercisable as of June 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted Avg.	Weighted
		Remaining	Avg.		Remaining	Avg.
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life (Yrs)	Price	Exercisable	Life (Yrs)	Price

$23.98 - 32.25	428,153	3.00	$27.64	428,153		$27,64
34.88 - 39.47	250,701	4.98	39.37	250,701		39.37
41.03 - 47.19	208,641	5.74	46.25	194,232		46.18
48.05 - 49.93	279,188	7.11	48.23	176,255		48.17
53.38 - 70.32	333,775	8.12	55.33	130,818		54.28
72.56 - 87.03	292,250	9.11	73.01	—		—

$23.98 - 87.03	1,792,708	6.19	$47.20	1,180,159	5.03	$39.20

At June 30, 2008, 1,207,263 shares were available for future grants under the Option Plan.

The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model using the multiple option approach for options granted, prior to June 30, 2005 and using the single option approach for options granted after June 30, 2005.

These are the following weighted-average assumptions:

	Year Ended June 30,
	2008	2007	2006

Volatility for options	28 - 29%	29%	40%
Volatility for employee stock purchase plan	21 - 31%	23 - 26%	30%
Risk-free interest rate for options	2.91 - 4.60%	4.50 - 4.88%	4 - 4.5%
Risk-free interest rate for employee stock purchase plan	2.13 - 4.80%	4.98%	3.6 - 4.4%
Expected life of options	4.72 years	4.70 years	4.75 years
Expected life of employee stock purchase plan	6 months	6 months	6 months
Expected dividend	$0.00	$0.00	$0.00

Exercise and post-vesting forfeiture assumptions based on analysis of historical data.

Determining Fair Value

Valuation and amortization method — We estimate the fair value of stock options granted using the Black-Scholes-Merton option — pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term — The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards.

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Volatility — Our computation of expected volatility for the years ended June 30, 2008, 2007 and 2006 is based on a combination of historical and market-based implied volatility.

Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend — The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

Employee Stock Purchase Plan.  Under our Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to certain annual limitations. The number of shares of stock issued under the Purchase Plan was 32,969, 38,584 and 41,977 shares in fiscal 2008, 2007 and 2006, respectively, at weighted average prices of $56.59, $44.36 and $39.39, respectively. The weighted average fair value of the fiscal 2008, 2007 and 2006 awards was $12.48, $14.10 and $11.72, respectively. At June 30, 2008, 635,250 shares were reserved for future issuances under the Purchase Plan.

Note 11 —	EMPLOYEE 401(K) PLAN

We have a 401(k) tax deferred savings plan covering most U.S. employees. Participants may contribute up to 10% of their compensation and we make matching contributions ($1.6 million in fiscal 2008, and $1.4 million in fiscal 2007 and 2006) limited to 5% of each participant’s compensation. In fiscal 2007, matching contributions vest in 25% increments each year. In prior years, matching contributions vested in 25% increments each year beginning two years after the participant’s date of employment.

Note 12 —	TAXES ON INCOME

The provision for taxes on income consists of:

	Year Ended June 30
	2008	2007	2006
	(In thousands)

Current:
Federal	$17,433	$10,488	$10,599
State	(1,481)	1,770	1,221
Foreign	10,590	13,166	10,082

Total current	26,542	25,424	21,902

Deferred:
Federal	105	1,474	(32)
State	122	(78)	81
Foreign	(1,171)	(852)	869

Total deferred	(944)	544	918

	$25,598	$25,968	$22,820

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Domestic and foreign income before taxes on income is as follows:

	Year Ended June 30
	2008	2007	2006
	(In thousands)

Domestic	$57,830	$55,126	$47,012
Foreign	20,568	16,164	11,501

	$78,398	$71,290	$58,513

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Non-current deferred tax assets are presented on the balance sheets as part of other assets. The components of the current and non-current deferred tax assets and liabilities are as follows:

	Year Ended June 30
	2008	2007
	(In thousands)

Current deferred tax assets:
Accounting accruals deductible in different periods for tax purposes	$10,868	$8,690
State income tax	88	448
Other	578	264

Total current deferred tax assets	11,534	9,402

Non-current deferred tax assets:
Difference in tax basis from acquisition	980	919
Non-current deferred tax liabilities:
Accelerated depreciation	(826)	(1,084)
Excess tax basis from acquisition	(980)	(919)
Book/tax amortization of intangibles	(2,301)	(420)
Accumulated translation adjustment	(6,777)	(3,094)
Other	—	38

Total deferred tax liabilities	(10,884)	(5,479)

Net deferred tax assets	$1,630	$4,842

Total income tax expense differs from the amount computed by applying the statutory Federal income tax rate to income before taxes on income as follows:

	Year Ended June 30
	2008	2007	2006

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax effect	(1.3)	1.6	1.5
Extraterritorial income exclusion/Manufacturing deduction	(1.4)	(1.1)	(2.2)
Taxes on foreign income	1.0	1.8	4.3
Other	(0.7)	(0.9)	0.4

	32.6%	36.4%	39.0%

Income taxes paid were $31.2 million in fiscal 2008, $21.3 million in fiscal 2007 and $9.3 million in fiscal 2006.

We have not provided for Federal income taxes on approximately $51.5 million of undistributed earnings of certain foreign subsidiaries, which we intend to permanently reinvest in subsidiary operations. If these earnings

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were distributed to us as the parent, foreign tax credits available under current law would substantially eliminate the resulting Federal income tax liability.

Our total amount of unrecognized tax benefits as of June 30, 2008 was $14.2 million, of which $1.9 million, if recognized, would affect our effective tax rate compared to $14.4 million on July 1, 2007, of which $3.3 million, if recognized, would have affected our effective tax rate. The liability for income taxes associated with uncertain tax positions is classified in deferred and other income taxes payable.

We record interest and penalties related to unrecognized tax benefits in income tax expense. At June 30, 2008, we had approximately $1.9 million accrued for estimated interest related to uncertain tax positions compared to approximately $1.7 million on July 1, 2007. During the fiscal year ended June 30, 2008, we accrued a total of $753,000 in interest on these uncertain tax positions. During the fiscal year ended June 30, 2008, we reversed certain income taxes payable in the amount of $3.2 million, including $603,000 of accrued interest due to expiring statutes relating to FIN 48 liabilities previously accrued. Similarly, deferred tax assets and other tax receivables were reduced by $2.0 million, including $211,000 of accrued interest, due to related expiring FIN 48 liabilities.

Reconciliation of unrecognized tax benefits is as follows:

Balance, July 1, 2007	$14,355,733
Additions for tax positions of the current year	3,104,479
Decrease from Expiration of Statute of Limitation	(3,228,392)

Balance, June 30, 2008	$14,231,820

We are subject to audit by the Internal Revenue Service and California Franchise Tax Board for the fiscal years 2004 through the fiscal year 2007. As we have operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state. We also file income tax returns for non-US jurisdictions, the most significant of which are Germany, Japan, the UK and Hong Kong. The years open to adjustment for Germany are fiscal years 2003 through 2007, fiscal years 2002 through 2007 for the UK and Hong Kong and fiscal years 2001 through 2007 for Japan.

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

Note 13 —	COMMITMENTS AND OTHER CONTINGENCIES

Revenue generated from international operations is generally denominated in foreign currencies. We enter into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these exchange contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. We had forward exchange contracts to sell foreign currencies totaling $19.0 million, $10.5 million and $15.0 million at June 30, 2008, 2007 and 2006, respectively. In March 2007, we entered into a $10.0 million cross-currency swap arrangement for Japanese Yen which matures in March 2010.

We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable, however,

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No material claims for such indemnifications were outstanding as of June 30, 2008. We have not recorded any liabilities for these indemnification agreements at June 30, 2008 or 2007.

Certain facilities and equipment are leased under non-cancelable operating leases. We generally pay taxes, insurance and maintenance costs on leased facilities and equipment. Minimum annual rental commitments under these non-cancelable operating leases are $6.4 million for fiscal 2009 $3.5 million for fiscal 2010, $2.2 million for fiscal 2011, $1.4 million for fiscal 2012, $0.9 million for fiscal 2013 and $3.2 million thereafter.

Total rental expense for all operating leases was $7.2 million in fiscal 2008, $6.7 million in fiscal 2007 and $5.6 million in fiscal 2006.

Note 14 —	BUSINESS SEGMENT INFORMATION

SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers.

The Company’s business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision maker (our Chief Executive Officer). We have two operating segments, the Chemical Analysis Business Unit (“CABU”) and the Life Sciences Business Unit (“LSBU”). CABU sells ion chromatography and accelerated solvent extraction products, services and related consumables. LSBU sells high performance liquid chromatography products, services and related consumables. These two operating segments are aggregated into one reportable segment for financial statement purposes.

We sell products, installation and training services and maintenance within this reportable segment, detailed as follows:

	Year Ended June 30
	2008	2007	2006
	(In thousands)

Products	$329,485	$286,767	$254,054
Installation and training services	10,433	9,365	8,945
Maintenance	37,620	31,152	28,301

	$377,538	$327,284	$291,300

DIONEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic information is presented below:

	Year Ended June 30
	2008	2007	2006
	(In thousands)

Net sales to unaffiliated customers:
United States	$96,250	$85,419	$80,860
Europe, excluding Germany	116,482	106,781	91,795
Japan	34,996	32,642	30,428
Germany	40,836	37,683	32,145
Other International	88,974	64,759	56,072

Consolidated net sales	$377,538	$327,284	$291,300

At June 30
Long-lived assets:
United States	$53,798	$51,728	$45,170
Europe, excluding Germany	8,734	9,022	9,170
Japan	10,070	8,738	9,420
Germany	36,536	30,251	27,420
Other International	1,945	1,256	1,792

Consolidated long-lived assets	$111,083	$100,995	$92,972

No individual customer accounted for greater than 5% of net sales in fiscal 2008, 2007 and 2006 or greater than 10% of consolidated accounts receivable at June 30, 2008 and 2007.

Note 15 —	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2008 and 2007.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Fiscal 2008:
Net sales	$82,423	$98,038	$98,356	$98,721
Gross profit	53,727	66,206	64,525	66,324
Net income	10,150	14,829	13,595	14,226
Basic earnings per share	0.54	0.80	0.74	0.78
Diluted earnings per share	0.53	0.77	0.72	0.76
Fiscal 2007:
Net sales	$72,857	$83,519	$84,954	$85,954
Gross profit	47,898	55,864	55,782	58,725
Net income	8,671	13,267	11,497	11,887
Basic earnings per share	0.45	0.69	0.60	0.63
Diluted earnings per share	0.44	0.68	0.59	0.61

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2008 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on criteria established in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of June 30, 2008, as stated in their report that appears below.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dionex Corporation:

We have audited the internal control over financial reporting of Dionex Corporation and subsidiaries (the “Company”) as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2008 of the Company and our report dated August 29, 2008 expressed an unqualified opinion on those financial statements (which report on the consolidated financial statements includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109).

/s/  Deloitte & Touche LLP

San Jose, California
August 29, 2008

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The information required by Item 10 of Form 10-K with respect to identification of directors and executive officers is incorporated by reference to the information contained in the sections captioned “Election of Directors”, “Executive Officers of Dionex Corporation” and “Section 16(a) Beneficial Ownership Reporting and Compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 28, 2008, the “2008 Proxy Statement”, which will be filed in accordance with Regulation 14A under the Exchange Act.

CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to the Audit Committee is incorporated by reference to the information contained in “Election of Directors” in the 2008 Proxy Statement.

CODE OF ETHICS

The information required by Item 10 of Form 10-K with respect to the Code of Ethics is incorporated by reference to the information contained in “Code of Ethics” in the 2008 Proxy Statement.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K regarding executive compensation is incorporated by reference to the information contained in the sections captioned “Compensation of Directors and Executive Officers,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation”, “Compensation Tables”, and “Compensation Committee Report” in the 2008 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned “Election of Directors” and “Transactions with Related Persons” in the 2008 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Independent Registered Public Accounting Firm’s Fees,” “Policy on Audit Committee Pre-Approval” and “Audit Committee Disclosure” in the 2008 Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements — See Index to Financial Statements at page 31 of this Report.

(2) Financial Statement Schedule — See Index to Financial Statement Schedules at pages 57 of this Report.

(3) Exhibits — See Exhibit Index at page 60 through 61 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIONEX CORPORATION

By	/s/ Lukas Braunschweiler
Lukas Braunschweiler
President, Chief Executive Officer and Director

Date: August 29, 2008

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

Signature	Title	Date

/s/ Lukas Braunschweiler Lukas Braunschweiler	President, Chief Executive Officer, and Director (Principal Executive Officer)	August 29, 2008

/s/ Craig A. McCollam Craig A. McCollam	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 29, 2008

/s/ A. Blaine Bowman A. Blaine Bowman	Director	August 29, 2008

/s/ David L. Anderson David L. Anderson	Director	August 29, 2008

/s/ Roderick McGeary Roderick McGeary	Director	August 29, 2008

/s/ Riccardo Pigliucci Riccardo Pigliucci	Lead Director	August 29, 2008

/s/ Michael W. Pope Michael W. Pope	Director	August 29, 2008

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

FINANCIAL STATEMENT SCHEDULE
Report of Independent Registered Public Accounting Firm	58
Schedule II — Valuation and Qualifying Accounts and Reserves	59

All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dionex Corporation:

We have audited the consolidated financial statements of Dionex Corporation and its subsidiaries (collectively, the “Company”) as of June 30, 2008 and 2007, and for each of the three years in the period ended June 30, 2008, and the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, and have issued our reports thereon dated August 29, 2008 (which report on the consolidated financial statements includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109). Such consolidated financial statements and reports are included elsewhere in this Annual Report on Form 10-K for the year ended June 30, 2008. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)(2). The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Deloitte & Touche LLP

San Jose, California
August 29, 2008

SCHEDULE II

DIONEX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEAR ENDED JUNE 30, 2008, 2007 AND 2006

			Charged
	Balance		(Credited)		Balance
	Beginning of		to Other		End of
	Year	Additions	Accounts(1)	Deductions(2)	Year
	(In thousands)

YEAR ENDED JUNE 30, 2008:	$610	$(95)	$120	$(111)	$524
Allowance for doubtful accounts
YEAR ENDED JUNE 30, 2007:	$674	$—	$41	$(105)	$610
Allowance for doubtful accounts
YEAR ENDED JUNE 30, 2006:	$953	$—	$37	$(316)	$674
Allowance for doubtful accounts

(1)	Effects of exchange rate changes

(2)	Accounts written off, net of recoveries

EXHIBIT INDEX

Exhibit
Number	Description	Reference

3.1	Restated Certificate of Incorporation, filed December 12, 1988	(1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation, filed December 1, 1999 (Exhibit 3.2)	(8)
3.3	Amended and Restated Bylaws, August 6, 2008 (Exhibit 99.1)	(12)
4.1	Stockholder Rights Agreement dated January 21, 1999, between Dionex Corporation and Bank Boston N.A.	(2)
10.1	Medical Care Reimbursement Plan as amended October 30, 2007 (Exhibit 10.1)	(9)
10.2	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.15)	(3)
10.3	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.17)	(4)
10.4	Dionex Corporation 2004 Equity Incentive Plan, as amended October 2006 (Exhibit 10.1)	(10)
10.5	Form of Stock Option Agreement for non-employee directors (Exhibit 10.5)	(11)
10.6	Form of Stock Option Agreement for other than non-employee directors (Exhibit 10.6)	(11)
10.7	Form of Stock Unit Award Agreement (Exhibit 10.2)	(10)
10.8	Form of International Stock Option Agreement (Exhibit 10.8)	(9)
10.9	Form of Stock Unit Award Agreement for U.S. employees
10.10	Form of Stock Unit Award Agreement for International employees
10.11	Employee Stock Participation Plan (Exhibit 10.13)	(5)
10.12	Second amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.1)	(6)
10.13	Change in Control Severance Benefit Plan as amended August 6, 2008
10.14	Third amendment to Credit Agreement dated December 1, 2006 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.8)	(7)
10.15	Amended Executive Employment Agreement for Lukas Braunschweiler dated January 30, 2008 (Exhibit 10.13)	(11)
21.1	Subsidiaries of Dionex Corporation
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (reference is made to the signature page of this report on Form 10-K)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibit in our Annual Report on Form 10-Q filed September 20, 1989.

(2)	Incorporated by reference to the corresponding exhibit in our Quarterly Report on Form 10-Q filed February 16, 1999.

(3)	Incorporated by reference to the indicated exhibit in our Quarterly Report on Form 10-Q filed February 14, 2001.

(4)	Incorporated by reference to the indicated Exhibit in our Annual Report on Form 10-K filed September 24, 2003.

(5)	Incorporated by reference to the indicated exhibit in our Annual Report on Form 10-K filed September 10, 2004.

(6)	Incorporated by reference to the indicated exhibit in our current Report on Form 8-K filed December 22, 2004.

(7)	Incorporated by reference to the indicated exhibit in our Quarterly Report on Form 10-Q filed February 9, 2007.

(8)	Incorporated by reference to the indicated exhibit in our Form 10-K filed August 28, 2007.

(9)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed November 9, 2007.

(10)	Incorporated by reference to the indicated exhibit in our Form 8-K filed October 15, 2007.

(11)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 8, 2008.

(12)	Incorporated by reference to the indicated exhibit in our Form 8-K filed August 11, 2008.