Form 10-Q
period 2008-09-30
DIONEX CORP /DE
filed 2008-11-07
CIK 708850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 06, 2008:

CLASS	NUMBER OF SHARES

Common Stock	17,965,675

DIONEX CORPORATION
INDEX

Part I. Financial Information
Item 1. Financial Statements
DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	June 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$63,048	$75,624
Short-term investments	2,786	77
Accounts receivable (net of allowance for doubtful accounts of $470 at September 30, 2008 and $524 at June 30, 2008)	69,102	74,436
Inventories	32,274	31,627
Deferred taxes	11,507	11,534
Prepaid expenses and other	12,962	13,742

Total current assets	191,679	207,040
Property, plant and equipment, net	70,779	72,335
Goodwill	27,042	26,670
Intangible assets, net	6,837	6,463
Other assets	16,631	17,922

	$312,968	$330,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$25,074	$21,805
Accounts payable	15,549	16,086
Accrued liabilities	26,730	32,211
Deferred revenue	20,628	21,352
Income taxes payable	4,030	5,873
Accrued product warranty	3,255	3,444

Total current liabilities	95,266	100,771
Deferred and other income taxes payable	23,529	27,013
Other long-term liabilities	5,998	5,897
Commitments and other contingencies (Note 12)
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding: 17,961,767 shares at September 30, 2008 and 18,130,713 shares at June 30, 2008)	171,407	170,045
Retained earnings	2,957	2,582
Accumulated other comprehensive income	13,811	24,122

Total stockholders’ equity	188,175	196,749

	$312,968	$330,430

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Net sales	$93,435	$82,423
Cost of sales	30,724	28,696

Gross profit	62,711	53,727

Operating expenses:
Selling, general and administrative	36,197	31,156
Research and product development	7,029	6,601

Total operating expenses	43,226	37,757

Operating income	19,485	15,970
Interest income	403	629
Interest expense	(218)	(162)
Other income (expense), net	(613)	(751)

Income before taxes	19,057	15,686
Taxes on income	7,241	5,536

Net income	$11,816	$10,150

Basic earnings per share	$0.65	$0.54

Diluted earnings per share	$0.64	$0.53

Shares used in computing per share amounts:
Basic	18,068	18,765
Diluted	18,547	19,294
See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$11,816	$10,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,320	2,149
Stock-based compensation	1,485	1,443
Allowance for bad debts	43	47
Loss on disposal of fixed assets	34	9
Tax benefit related to stock transactions	(111)	(487)
Deferred income taxes	(85)	238
Changes in assets and liabilities
Accounts receivable	978	3,515
Inventories	(3,960)	(876)
Prepaid expenses and other assets	591	1,606
Accounts payable	110	143
Accrued liabilities	(3,150)	(1,657)
Deferred revenue	76	(438)
Income taxes payable	(1,476)	(2,748)
Accrued product warranty	10	(28)

Net cash provided by operating activities	8,681	13,066

Cash flows from investing activities:
Purchase of marketable securities	(2,713)	—
Purchase of property, plant and equipment	(4,581)	(854)
Purchase of intangible assets	—	(1,572)
Purchase of business	(952)	—

Net cash used for investing activities	(8,246)	(2,426)

Cash flows from financing activities:
Net change in notes payable	3,265	18,012
Proceeds from issuance of common stock	1,657	2,361
Tax benefit related to stock transactions	111	487
Repurchase of common stock	(13,332)	(18,587)

Net cash provided by (used for) financing activities	(8,299)	2,273

Effect of exchange rate changes on cash	(4,712)	1,726

Net increase (decrease) in cash and cash equivalents	(12,576)	14,639
Cash and cash equivalents, beginning of period	75,624	54,938

Cash and cash equivalents, end of period	$63,048	$69,577

Supplemental disclosures of cash flow information:
Income taxes paid	$8,325	$7,721
Interest expense paid	202	135
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	526	328
Accrued consideration of business purchase	592	—
Elimination of equity investment associated with step-acquisition of business	760	—
See notes to condensed consolidated financial statements

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Dionex Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Unless the context otherwise requires, the terms “Dionex,” “we,” “our” and “us” and words of similar import as used in these notes to condensed consolidated financial statements include Dionex Corporation and its consolidated subsidiaries.
The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2009.
2. New Accounting Pronouncements
Recently Adopted Accounting Pronouncement. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, was further released in February 2008 to amend the effective date pertaining to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until years beginning after November 15, 2008. Effective July 1, 2008, we adopted SFAS No. 157, except as it applies to the non-financial assets and non-financial liabilities subject to FASB Staff Position SFAS No. 157-2.
Recent Accounting Pronouncements Not Yet Adopted. In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principles in accordance with SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Company will adopt SFAS No. 162 once it is effective and we are currently evaluating the effect that the adoption will have on the Company’s consolidated financial statements.
In April 2008, the FASB released FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“SFAS No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) and other U.S. generally accepted accounting principles. SFAS No. 142-3 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning July 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 142-3 on the Company’s consolidated financial position, results of operations and cash flows.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent consideration and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period that impacts income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for Dionex, beginning with our fiscal 2010) with early adoption prohibited.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (or “fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us as of the first quarter of fiscal 2009. Currently, we have elected not to adopt the fair value option under this pronouncement.
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
Stock option activity under our plans during the three months ended September 30, 2008 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	Outstanding	Price	(Years)	(in 000’s )
Balance at June 30, 2008	1,792,708	$47.20
Options granted	199,250	$74.27
Options exercised	(14,778)	$40.74
Options forfeited/cancelled/expired	(2,177)	$56.15
Balance at September 30, 2008	1,975,003	$49.97	6.35	$31,931
Options vested and expected to vest at September 30, 2008	1,955,813	$49.78	6.32	$31,889
Exercisable at September 30, 2008	1,285,533	$41.45	5.10	$29,092
The aggregate intrinsic values in the table above represent the total pretax intrinsic values based on our closing stock price of $63.55 at September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.
The total pre-tax intrinsic value of options exercised was $0.6 million during the three months ended September 30, 2008.

In August 2008, we granted a total of 15,000 restricted stock units to our nine Officers excluding the Chief Executive Officer. The value of each share was $74.27. These restricted stock units vest over a five year period.
Under our ESPP, eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to certain annual limitations.
The stock-based compensation for the three months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Cost of sales	$185	$131
Selling, general and administrative expenses	864	927
Research and development expenses	436	385

Total stock-based compensation expenses	1,485	1,443
Tax effect on stock-based compensation	(487)	(430)

Net effect on net income	$998	$1,013

The fair value of each option on the date of grant is estimated using the Black-Scholes-Merton option-pricing model using a single option approach for options granted after June 30, 2005, with the following weighted-average assumptions:

	Three Months Ended
	September 30,
	2008	2007
Volatility for Equity Incentive Plan	29%	28%
Volatility for ESPP	24%	23%
Risk-free interest rate for Equity Incentive Plan	3.3%	4.6%
Risk-free interest rate for ESPP	2.0%	4.8%
Expected life of Equity Incentive Plan	4.70 years	4.75 years
Expected life of ESPP	6 months	6 months
Expected dividend	$0.00	$0.00
During the three months ended September 30, 2008, we granted options to purchase 199,250 shares of our common stock with an estimated fair value of $4.5 million after estimated forfeitures (at a weighted average exercise price of $74.27).
As of September 30, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $14.1 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 2.7 years.
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

Expected Volatility — Our computation of expected volatility for the three months ended September 30, 2008 and 2007 is based on a combination of historical and market-based implied volatility.
Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
Expected Dividend — The expected dividend assumption is based on our current expectations about our anticipated dividend policy.
4. Inventories
Inventories consisted of (in thousands):

	September 30,	June 30,
	2008	2008
Finished goods	$19,761	$19,236
Work in process	1,243	1,449
Raw materials	11,270	10,942

	$32,274	$31,627

5. Property, Plant and Equipment, Net

	September 30,	June 30,
	2008	2008
	(In thousands)
Land	$24,089	$24,911
Buildings and improvements	45,949	46,019
Machinery, equipment and tooling	36,847	36,825
Furniture and fixtures	10,675	10,898
Construction-in-progress	2,186	2,330

	119,746	120,983
Accumulated depreciation and amortization	(48,967)	(48,648)

Property, plant and equipment, net	$70,779	$72,335

6. Short-term Investments
Short-term investments are recorded at their fair value. The difference between the fair value and amortized cost of short-term investments classified as “available-for-sale” securities is recorded in other comprehensive income, net of deferred taxes. We do not hold any auction-rate securities. As of September 30, 2008, short-term investments included an equity indexed derivative totaling $652,000.
The aggregate market value, cost basis, and gross unrealized gains and losses of short-term investments classified as “available-for-sale” securities were as follows (in thousands):

		Gross
		Unrealized
	Cost	Losses	Fair Value
September 30, 2008, Certificate of deposits	$2,134	$—	$2,134

June 30, 2008, Certificate of deposit	$77	$—	$77

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

	Three Months Ended
	September 30,
	2008	2007
Net income, as reported	$11,816	$10,150
Foreign currency translation adjustments, net of taxes	(10,421)	5,106
Unrealized loss on net investment hedge	110	—

Comprehensive income	$1,505	$15,256

8. Common Stock Repurchases
During the three months ended September 30, 2008, we repurchased 201,584 shares of our common stock, respectively, on the open market for approximately $13.3 million (at an average repurchase price of $66.14 per share), compared with 257,825 shares repurchased for approximately $18.6 million (at an average repurchase price of $72.09 per share) in the same period in the prior fiscal year.
9. Earnings per Share
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
The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	September 30,
	2008	2007
Numerator:
Net income	$11,816	$10,150
Denominator:
Weighted average shares used to compute net income per common share — basic	18,068	18,765
Effect of dilutive stock options	479	529

Weighted average shares used to compute net income per common share — diluted	18,547	19,294

Basic earnings per share	$0.65	$0.54

Diluted earnings per share	$0.64	$0.53

Antidilutive common equivalent shares related to stock options are excluded from the calculation of diluted shares. Approximately 455,710 and 218,545 shares were excluded at September 30, 2008 and 2007, respectively because they were antidilutive.
10. Goodwill and Other Intangible Assets
Information regarding our goodwill and other intangible assets reflects current foreign exchange rates.
The change in the carrying amount of goodwill for the three months ended September 30, 2008 was as follows (in thousands):

Total
Balance as of July 1, 2008	$26,670
Translation adjustments	(1,135)

Additions	1,507

Balance as of September 30, 2008	$27,042

On July 1, 2008, we acquired a 100% ownership interest in a Swedish company through a step-acquisition, for which we previously held a 30% equity interest with a carrying amount of $760,000 at June 30, 2008, using a combination of cash and earn-out payment arrangements. The total purchase consideration for the incremental 70% ownership interest was approximately $1.5 million, excluding contingent earn-out payments in 2009 through 2011. Approximately $952,000 of the purchase consideration was paid during the quarter ended September 30, 2008, with the remaining $592,000 payable on July 1, 2011 and included within other long-term liabilities at September 30, 2008. As a result of this acquisition, the $760,000 equity interest previously included within other assets was eliminated, and $1.5 million of goodwill was recorded along with $830,000 of identifiable intangible assets.
Our reporting units represent our operating segments, the Chemical Analysis Business Unit (CABU) and the Life Sciences Business Unit (LSBU). All goodwill has been assigned to the LSBU reporting unit. The evaluation of goodwill is based upon the fair value of this reporting unit. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we performed annual impairment tests on goodwill in April 2008 and determined that goodwill was not impaired.
Information regarding our other intangible assets follows (in thousands):

	As of September 30, 2008			As of June 30, 2008
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and trademarks	$5,958	$(1,527)	$4,431	$5,958	$(1,376)	$4,582
Developed technology	10,189	(10,189)	—	10,825	(10,825)	—
Customer lists	3,306	(900)	2,406	2,761	(880)	1,881

Total	$19,453	$(12,616)	$6,837	$19,544	$(13,081)	$6,463

We amortize patents and trademarks over a period of seven to sixteen years and the remaining weighted average amortization period for this category is approximately eleven years.
We amortized developed technology over a period of seven years.
We amortize other intangibles over a period of five to ten years and the remaining weighted average amortization period for this category is approximately seven years.
Amortization expense related to intangible assets was $284,479 and $649,000 for the three months ended September 30, 2008 and 2007, respectively. The remaining estimated amortization for each of the five fiscal years subsequent to September 30, 2008 is as follows (in thousands):

Remaining
Amortization
Expense
2009 (remaining nine months)	$749
2010	975
2011	969
2012	969
2013	616
Thereafter	2,559

Total	$6,837

11. Warranty
Product warranties are recorded at the time revenue is recognized for certain product shipments. Warranty expense is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from our estimates, revisions to the warranty liability would be required.

Details of the change in accrued product warranty for the three months ended September 30, 2008 and 2007 were as follows (in thousands):

				Actual
	Balance	Provision	Other	Warranty	Balance
	Beginning	For	Adjustments	Costs	End of
	of Period	Warranties	Accounts (1)	Incurred	Period
Accrued Product Warranty
Three Months Ended:
September 30, 2008	$3,444	$1,342	$(206)	$(1,325)	$3,255
September 30, 2007	$2,875	$572	$178	$(671)	$2,954

(1)	Effects of exchange rate changes
12. Commitments and Other Contingencies
Revenue generated from international operations is generally denominated in foreign currencies. We enter into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these exchange contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. We had forward exchange contracts to sell foreign currencies totaling $18.4 million (including approximately $11.6 million in Euros, $4.5 million in Japanese yen, $1.2 million in Australian dollars and $1.0 million in Canadian dollars) at September 30, 2008, and $15.5 million at September 30, 2007. In March 2007, we entered into a $10.0 million cross-currency swap arrangement for Japanese Yen which matures in March 2010. This derivative instrument did not qualify for net investment hedge accounting and was deemed to be an ineffective hedge instrument because, at the inception of the hedge transaction, there was no formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. Therefore, we marked to market the decrease in value of approximately $698,000 for the three months ended September 30, 2007 and this amount was recorded in other expense, net. Starting January 2008, we determined that the cross-currency swap qualified as a net investment hedge. As a result, during the three months ended September 30, 2008, we marked to market a decrease in value of $110,000 in Other Comprehensive Income related to the hedge.
We have unsecured credit agreements with domestic and international financial institutions. The agreements provide for revolving unsecured lines of credit that we utilize primarily for our general corporate purposes, including stock repurchases and working capital needs. As of September 30, 2008, we have a total of $28.9 million in available lines of credit with outstanding borrowings of $25.1 million.
In July 2008, we acquired a Sweden company using a combination of cash and post acquisition earn-out payment arrangements. Under the purchase agreement, earn-out payments of 70% for fiscal 2009 and 30% for fiscal 2010 and 2011 as a percentage of the acquired company’s net income is payable to the seller at the end of each fiscal year. Each earn-out payment is contingent upon results of operation.
We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable, however, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No material claims for such indemnifications were outstanding as of September 30, 2008. We have not recorded any liabilities for these indemnification agreements at September 30, 2008 or June 30, 2008.
13. Business Segment Information
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
Our sales of products, installation and training services and maintenance within this reportable segment were detailed as follows (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Products	$81,834	$71,946
Installation and Training Services	2,608	2,493
Maintenance	8,993	7,984

	$93,435	$82,423

14. Income Taxes
As part of the process of preparing the consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure and assessing changes in temporary differences resulting from differing treatment of items, such as depreciation, amortization and inventory reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact its financial position and results of operations.
SFAS No. 109, Accounting for Income Taxes, requires that we continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets, depending on whether it is more likely than not that actual benefit of those assets will be realized in future periods. In addition, we adopted the provision of the FASB’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money.
Our total amount of unrecognized tax benefits as of June 30, 2008 was $14.2 million, of which $3.3 million, if recognized, would affect our effective tax rate. The liability for income taxes associated with uncertain tax positions is classified in deferred and other income taxes payable. There have been no significant changes in these amounts during the quarter ended September 30, 2008.
We record interest and penalties related to unrecognized tax benefits in income tax expense. At June 30, 2008, we had approximately $1.9 million accrued for estimated interest and penalties related to uncertain tax positions. During the three months ended September 30, 2008 and 2007, we accrued a total of $261,000 and $240,000, respectively in interest on these uncertain tax positions.
We are subject to audit by the Internal Revenue Service and the California Franchise Tax Board for the fiscal year 2004 through the fiscal year 2008. As we have operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state. We also file income tax returns for non-US jurisdictions; the most significant of which are Germany, Japan, the UK and Hong Kong. The years open to adjustment for Germany, UK and Hong Kong are fiscal years 2002 through 2008. The years open to adjustment for Japan are fiscal years 2001 through 2007.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statute of limitations, or other circumstances. At this time, an estimate of the range of reasonably possible changes cannot be made.

15. Fair Value Measurements
Effective July 1, 2008, we adopted fair value measurements for all financial assets and liabilities as required by SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing assets or liabilities. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which these assets and liabilities would be transacted.
SFAS No. 157 fair value hierarchy prioritizes the inputs to fair value measurement into three levels:
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity have the ability to access at the measurement date.
Level 2 inputs are those other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 inputs are unobservable inputs for the asset or liability.
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of September 30, 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets or	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market	$2,811	$2,811	$—	$—
Mutual Fund	15	15	—	—
Equity indexed derivatives	652	—	652	—

Total	$3,478	$2,826	$652	$—

Liabilities:
Foreign currency contracts	$1,211	$1,211	$—	$—

Reported as:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets or	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents (1)	$2,826	$2826	$—	$—
Short-term investments	652	—	652	—

Total	$3,478	$2,826	$652	$—

Liabilities:
Foreign currency contracts (2)	$1,211	$1,211	$—	$—

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2008.

(2)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
Except for historical information contained herein, the discussion below and in the footnotes to our financial statements contained in this Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things: general economic conditions, foreign currency fluctuations, risks associated with international sales, fluctuations in worldwide demand for analytical instrumentation, fluctuations in quarterly operating results, competition from other products, existing product obsolescence, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail below under the heading “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. We undertake no obligation to update these forward-looking statements.
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
We market and distribute our products and services through our own sales force in Austria, Australia, Brazil, Canada, China, Denmark, France, Germany, India, Ireland, Italy, Japan, Korea, the Netherlands, Singapore, Sweden, Switzerland, Taiwan, the United Kingdom, and the United States. In each of these countries, we maintain one or more local sales offices in order to support and service our customers in the regions. We manufacture our products based upon a forecast of customer demand and we generally try to maintain adequate inventories of completed modules or finished goods in advance of receipt of firm orders. System or instrument orders are generally placed by the customer on an as-needed basis and instruments are usually shipped within two to six weeks after receipt of an order.
Results of Operations
Net sales for the first quarter of fiscal 2009 were $93.4 million, compared with $82.4 million reported for the same period in the prior year, reflecting an increase of 13%. Operating income for the quarter was $19.5 million, an increase of 22% over operating income for the first quarter of fiscal 2008 of $16.0 million. Cash flow from operating activities during the quarter was $8.7 million compared with $13.1 million for the first quarter of fiscal 2008, reflecting a decrease of 34%. Our gross profit margin for the quarter was 67.1% compared to 65.2% reported in the same period last year. Selling, general and administrative expenses were 38.7% of net sales during the quarter, compared to 37.8% reported in the same period last year. Research and product development expenses for the quarter were 7.5% of net sales, equal to the 8.0% reported in the same period last year. Diluted earnings per share grew 21% to $0.64 for the first quarter, compared to $0.53 reported in the same period last year.
Our results of operations for the three months ended September 30, 2008 reflect increasing, broad-based demand for our instrumentation and consumables products. In the first quarter, we achieved growth in each of our end-user markets, including life sciences, environmental and chemical/petrochemical. This increased demand had the effect of increasing our net sales, but also our operating expenses as we added personnel and expanded our operations to satisfy the increased demand.
Net sales
Net sales in North America increased by 0.9% in the first quarter of fiscal 2009 to $25.1 million, compared to $24.9 million during the same period in the prior year, because of higher sales of HPLC products as a result of the increased demand described above. Net sales in Europe increased by 15% to $39.9 million in the first quarter of fiscal 2009, compared to $34.8 million during the same period in the prior year due to benefits from currency fluctuations of $1.4 million and growth in our ion chromatography products. Net sales in the Asia/Pacific region grew by 25% in the first quarter of fiscal 2009 to $28.4 million, compared to $22.7 million during the same period in the prior year, driven by increased sales in Japan, China, India and Australia.
We are subject to the effects of foreign currency fluctuations that have an impact on net sales. Overall, currency fluctuations increased reported net sales for the three months ended September 30, 2008 by $4.9 million, or 6 percentage points compared to the same quarter last year.
Percentage changes in net sales over the corresponding period in the prior year were as indicated in the table below:

Three Months
Ended
September 30, 2008
Percentage change in net sales
Total:	13.4%
By geographic region:
North America	0.9%
Europe	14.8%
Asia/Pacific	24.8%
Percentage change in net sales excluding currency fluctuations over the corresponding period in the prior year were as indicated in the table below:

Three Months
Ended
September 30, 2008
Percentage change in net sales excluding currency fluctuations
Total:	7.4%
By geographic region:
North America	0.6%
Europe	4.0%
Asia/Pacific	20.0%
Gross margin
Gross margin for the first quarter of fiscal 2009 was 67.1%, an increase from the 65.2% reported in the same quarter last year, principally due to currency and change in the geographical mix with relatively stronger performance in Europe and Asia/Pacific.
Operating expenses
Operating expenses of $43.2 million for the first quarter of fiscal 2009 increased by $5.5 million, or 14.5%, from the $37.8 million reported in the same quarter last year. As a percentage of net sales, operating expenses were 46.3% for the first quarter of fiscal 2009, a slight increase from the 45.8% of sales reported in the first quarter of fiscal 2008. The effects of foreign currency fluctuations increased total operating expenses by $1.8 million, or 5%, for the quarter ended September 30, 2008, compared to 3% during the same period in the prior year. The increase in operating expenses was attributable primarily to $1.5 million of additional expenses associated with expansion of our Asia/Pacific operations related to that market’s disproportionate growth and our new Sweden subsidiary, with the remainder of the increase related to a general increase in the personnel costs, travel and other costs.

Selling, general and administrative (SG&A) expenses were $36.2 million for the first quarter of fiscal 2009, compared with $31.2 million for the same quarter of fiscal 2008. As a percentage of net sales, SG&A expenses were 38.7% in the first quarter of fiscal 2009, compared to 37.8% the same period in fiscal 2008. Effects of foreign currency fluctuations increased SG&A expenses by $1.6 million, or 5%, in the first quarter of fiscal 2009. SG&A expenses, excluding currency effects, grew by $3.6 million, or 11%, compared to the first quarter of fiscal 2008, due to the addition of our new subsidiary in Sweden, our continued expansion in the Asia/Pacific region, increases in salaries because of increased personnel and related expenses, and higher travel costs.
Research and product development (R&D) expenses were $7.0 million for the first quarter of fiscal 2009, an increase of $0.4 million, or 6.5%, from $6.6 million reported in the first quarter of fiscal 2008. As a percentage of net sales, R&D expenses decreased marginally to 7.5% in the first quarter of fiscal 2009 when compared to the 8.0% in the first quarter of fiscal 2008.
Income taxes
The effective tax rate in the first quarter of fiscal 2009 was 38.0%, reflecting an increase from 35.3% reported for the first quarter of fiscal 2008. The relative increase in our tax rate was due to a one-time tax benefit in the first quarter of last year of $332,200 and a lower research tax credit this year, as the federal statute had expired as of December 31, 2007. We anticipate our tax rate will be in the range of 35.0% to 36.0% for the remainder of fiscal year 2009.
Net income
Net income in the first quarter of fiscal 2009 increased 16% to $11.8 million, compared with $10.2 million reported for the same period last year.
Liquidity and Capital Resources
At September 30, 2008, we had cash and equivalents and short-term investments of $65.8 million. Our working capital was $96.0 million, unchanged compared to that reported at September 30, 2007.
Cash generated by operating activities for the three months ended September 30, 2008 was $8.7 million, compared with $13.1 million for the same period last year. The decrease in operating cash was primarily attributable to the increased tax payments globally, increased inventory as we ramp up for second quarter shipments, and a decrease in accrued liabilities of $3.1 million associated with payments of payroll related liabilities as of September 30, 2008.
Cash used for investing activities was $8.2 million in the first three months of fiscal 2009. Capital expenditures for the three months of fiscal 2009 were $4.6 million which included purchases related to our general operations, expansion of our IT platform and refurbishment of a building in Sunnyvale. Additionally, $952,000 was paid in connection with the acquisition of a Swedish company.
Cash used for financing activities was $8.3 million in the first three months of fiscal 2009. The use of cash was primarily attributable to the repurchase of 201,584 shares of our common stock for $13.3 million, offset by $1.7 million in proceeds from issuance of common stock, a tax benefit related to equity incentive plans of $111,000 and net proceeds of $3.3 million received from short-term borrowings.
At September 30, 2008, we had utilized $25.1 million of our $28.9 million in committed bank lines of credit. The borrowings were used to repurchase shares of our common stock and other corporate activities.
We believe that our cash flow from operating activities, current cash, cash equivalents and short-term investments and the remainder of our bank lines of credit will be adequate to meet our cash requirements for at least the next twelve months.
Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at September 30, 2008, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less
		Than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Short-Term Borrowings	$25,074	$25,074	$—	$—	$—
Operating Lease Obligations	16,272	5,471	5,566	2,194	3,041

Total	$41,346	$30,545	$5,566	$2,194	$3,041

There have been no material changes to our operating lease obligations outside ordinary business activities since June 30, 2008. Our outstanding borrowings under our lines of credit increased to $25.0 million at September 30, 2008 from $21.8 million at June 30, 2008. These amounts are due in a period of less than one year.
The amounts above exclude liabilities under FIN 48, as we are unable to reasonably estimate the ultimate amount or timing of settlement.
New Accounting Pronouncements
Recently Adopted Accounting Pronouncement. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 157”), Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, was further released in February 2008 to amend the effective date pertaining to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until years beginning after November 15, 2008. Effective July 1, 2008, we adopted SFAS No. 157, except as it applies to the non-financial assets and non-financial liabilities subject to FASB Staff Position SFAS No. 157-2.
Recent Accounting Pronouncements Not Yet Adopted. In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principles in accordance with SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Company will adopt SFAS No. 162 once it is effective and we are currently evaluating the effect that the adoption will have on the Company’s consolidated financial statements.
In April 2008, the FASB released FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“SFAS No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) and other U.S. generally accepted accounting principles. SFAS No. 142-3 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning July 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 142-3 on the Company’s consolidated financial position, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, which will be the Company’s fiscal year beginning July 1, 2009. We are currently evaluating the impact, if any, that SFAS No. 161 may have on the Company’s financial position or cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent consideration and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period that impacts income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period for fiscal years beginning on or after December 15, 2008 (for Dionex, beginning with our fiscal 2010) with early adoption prohibited.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (or “fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us as of the first quarter of fiscal 2009. Currently, we have elected not to adopt the fair value option under this pronouncement.
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
There have been no significant changes during the three months ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to financial market risks from fluctuations in foreign currency exchange rates, interest rates and stock prices of marketable securities. With the exception of the stock price volatility of our marketable equity securities, we manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of nonperformance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices could cause significant changes in the costs to manufacture and deliver our products and in customers’ buying practices. We have not substantially changed our risk management practices during fiscal 2008 or the first three months of fiscal 2009 and we do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our current risk management practices.
Foreign Currency Exchange. Revenues generated from international operations are generally denominated in foreign currencies. We entered into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At September 30, 2008, we had forward exchange contracts to sell foreign currencies totaling $18.4 million, including approximately $11.6 million in Euros, $4.5 million in Japanese yen, $1.2 million in Australian dollars and $1.0 million in Canadian dollars. The foreign exchange contracts outstanding at the end of the period mature within one month. Additionally, contract values and fair market values are the same.
In March 2007, we entered into a $10.0 million cross-currency swap arrangement for Japanese Yen which matures in March 2010. This derivative instrument did not qualify for net investment hedge accounting and was deemed to be an ineffective hedge instrument because, at the inception of the hedge transaction, there was no formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. Therefore, we marked to market the decrease in value of approximately $698,000 for the three months ended September 30, 2007 and this amount was recorded in other expense, net. Starting January 2008, we determined that the cross-currency swap qualified as a net investment hedge. As a result, during the three months ended September 30, 2008, we marked to market $110,000 in Other Comprehensive Income related to the hedge.
Interest and Investment Income. Our interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at September 30, 2008 and June 30, 2008 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on our actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense. At September 30, 2008, we had notes payable of $25.1 million. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding debt balance at September 30, 2008, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements and the level of borrowings maintained by us.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2008 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.
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
We derived approximately 71% of our net sales from outside the United States in the first quarter of each of 2008 and 2009 and expect to continue to derive the majority of net sales from outside the United States for the foreseeable future. Most of our sales outside the United States are denominated in the local currency of our customers. As a result, the U.S. dollar value of our net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on our results of operations. In recent periods, our results of operations have been positively affected from the depreciation of the U.S. dollar against the Euro, the Japanese yen and other foreign currencies, but there can be no assurance that this positive impact will continue. In the past, our results of operations have been negatively impacted by the appreciation of the U.S. dollar against other currencies. Subsequent to September 30, 2008, the U.S. dollar has appreciated significantly compared to the Euro and other foreign currencies, excluding the Japanese Yen.
Economic, political and other risks associated with international sales and operations could adversely affect our results of operations.
Because we sell our products worldwide and have significant operations outside of the United States, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total sales. In addition, we expect that the proportion of our employees, suppliers, job functions and manufacturing facilities located outside the United States may increase. Accordingly, our future results could be harmed by a variety of factors, including:
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
Our business, financial condition and results of operations may be affected by various economic factors, including the current world-wide market disruptions and economic downturn which may continue for the foreseeable future. The current downturn in global economic conditions may make it more difficult for us to maintain and continue our revenue growth and profitability performance. In an economic recession or under other adverse economic conditions, customers may be less likely to purchase our products and vendors may be more likely to fail to meet contractual terms. A decline in economic conditions may have a material adverse effect on our business.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER REPURCHASES
We repurchased shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. We started a series of repurchase programs in 1989 with the Board of Directors authorizing future repurchases of an additional 1.5 million shares of common stock in August 2006 and 1.0 million shares of common stock in October 2008 as well as authorizing the repurchase of additional shares of common stock equal to the number of shares of common stock issued pursuant to our employee stock plans.

The following table indicates common shares repurchased and additional shares added to the repurchase program during the three months ended September 30, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

Total
			Number of		Maximum
			Shares		Number of
			Purchased	Additional	Shares that
	Total	Avg.	as Part of	Shares	May Yet Be
	Number	Price	Publicly	Authorized	Purchased
	of Shares	Paid	Announced	for	Under the
Period	Purchased	per Share	Program	Purchase (1)	Program (2)
July 1 — 31, 2008	—	—	7,022,508	—	512,081
August 1 — 31, 2008	116,584	$68.77	7,139,092	27,027	422,524
September 1 — 30, 2008	85,000	62.52	7,224,092	5,611	343,135

(1)	The number of shares represents the number of shares issued pursuant to employee stock plans that are authorized for purchase.

(2)	The number of shares includes current repurchase of 1.5 million shares of common stock approved in August 2006 plus that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to August 2006 minus the number of shares purchased, but does not include the 1.0 million shares approved in October 2008.
DIVIDENDS
As of September 30, 2008, we had paid no cash dividends on our common stock and we do not anticipate doing so in the foreseeable future.

EXHIBIT INDEX
Item 6. EXHIBITS

Exhibit
Number	Description	Reference
3.1	Restated Certificate of Incorporation, filed December 12, 1988	(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation, filed December 1, 1999 (Exhibit 3.2)	(11)

3.3	Amended and Restated Bylaws, dated August 6, 2008 (Exhibit 99.1)	(4)

3.4	Amendment to Bylaws, adopted on January 11, 2007 (Exhibit 3.1)	(10)

4.1	Stockholder Rights Agreement dated January 21, 1999, between Dionex Corporation and BankBoston N.A.	(2)

10.1	Medical Care Reimbursement Plan as amended October 30, 2007 (Exhibit 10.1)	(7)

10.2	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.15)	(3)

10.3	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.17)	(5)

10.4	Dionex Corporation 2004 Equity Incentive Plan, as amended October 2007 (Exhibit 10.1)	(12)

10.5	Form of Stock Option Agreement for non-employee directors (Exhibit 10.5)	(13)

10.6	Form of Stock Option Agreement for other than non-employee directors (Exhibit 10.6)	(13)

10.7	Form of Stock Unit Award Agreement (Exhibit 10.2)	(12)

10.8	Form of International Stock Option Agreement (Exhibit 10.8)	(7)

10.9	Employee Stock Participation Plan (Exhibit 10.13)	(6)

10.10	Second amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.1)	(8)

10.11	Change in Control Severance Benefit Plan, as amended August 6, 2008 (Exhibit 10.15)	(9)

10.12	Third amendment to Credit Agreement dated December 1, 2006 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.8)	(10)

10.13	Amended Executive Employment Agreement for Lukas Braunschweiler dated January 30, 2008 (Exhibit 10.13)	(13)

10.14	Form of Stock Unit Award Agreement for U.S. employees (Exhibit 10.9)	(9)

10.15	Form of Stock Unit Award Agreement for International employees (Exhibit 10.10)	(9)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibit in our Annual Report on Form 10-Q filed September 20, 1989.

(2)	Incorporated by reference to the corresponding exhibit in our Quarterly Report on Form 10-Q filed February 16, 1999.

(3)	Incorporated by reference to the indicated exhibit in our Quarterly Report on Form 10-Q filed February 14, 2001.

(4)	Incorporated by reference to the indicated Exhibit in our Form 8-K filed August 11, 2002.

(5)	Incorporated by reference to the indicated Exhibit in our Annual Report on Form 10-K filed September 24, 2003.

(6)	Incorporated by reference to the indicated exhibit in our Annual Report on Form 10-K filed September 10, 2004.

(7)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed November 9, 2007.

(8)	Incorporated by reference to the indicated exhibit in our current Report on Form 8-K filed December 22, 2004.

(9)	Incorporated by reference to the indicated exhibit in our Annual Report on Form 10-K filed August 29, 2008.

(10)	Incorporated by reference to the indicated exhibit in our Quarterly Report on Form 10-Q filed February 9, 2007.

(11)	Incorporated by reference to the indicated exhibit in our Form 10-K filed August 29, 2007.

(12)	Incorporated by reference to the indicated exhibit in our Form 8-K filed October 15, 2007.

(13)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 8, 2008.

(14)	Incorporated by reference to the indicated exhibit in our Form 8-K filed November 3, 2008.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION (Registrant)

Date: November 7, 2008	By:	/s/ Lukas Braunschweiler

Lukas Braunschweiler President, Chief Executive Officer And Director

	By:	/s/ Craig A. McCollam

Craig A. McCollam Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002