Form 10-Q
period 2008-12-31
DIONEX CORP /DE
filed 2009-02-06
CIK 708850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 5, 2009:

CLASS	NUMBER OF SHARES

Common Stock	17,731,798

DIONEX CORPORATION
INDEX

Part I. Financial Information
Item 1. Financial Statements
DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	December 31,	June 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$71,395	$75,624
Short-term investments	512	77
Accounts receivable (net of allowance for doubtful accounts of $507 at December 31, 2008 and $524 at June 30, 2008)	72,568	74,436
Inventories	31,880	31,627
Deferred taxes	11,583	11,534
Prepaid expenses and other current assets	14,317	13,742

Total current assets	202,255	207,040
Property, plant and equipment, net	72,593	72,335
Goodwill	28,446	26,670
Intangible assets, net	9,122	6,463
Other assets	16,470	17,922

	$328,886	$330,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$21,517	$21,805
Accounts payable	16,322	16,086
Accrued liabilities	31,781	32,211
Deferred revenue	20,822	21,352
Income taxes payable	4,614	5,873
Accrued product warranty	2,995	3,444

Total current liabilities	98,051	100,771
Deferred and other income taxes payable	23,332	27,013
Other long-term liabilities	7,590	5,897
Commitments and other contingencies (Note 12)
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding:
17,850,113 shares at December 31, 2008 and 18,130,713 shares at June 30, 2008)	172,321	170,045
Retained earnings	15,195	2,582
Accumulated other comprehensive income	12,397	24,122

Total stockholders’ equity	199,913	196,749

	$328,886	$330,430

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2008	2007
Net sales	$103,041	$98,038
Cost of sales	33,471	31,832

Gross profit	69,570	66,206

Operating expenses:
Selling, general and administrative	36,206	35,888
Research and product development	7,451	7,568

Total operating expenses	43,657	43,456

Operating income	25,913	22,750
Interest income	426	581
Interest expense	(160)	(318)
Other income (expense), net	23	(640)

Income before taxes	26,202	22,373
Taxes on income	9,176	7,544

Net income	$17,026	$14,829

Basic earnings per share	$0.95	$0.80

Diluted earnings per share	$0.93	$0.77

Shares used in computing per share amounts:
Basic	17,912	18,605
Diluted	18,217	19,242
See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	December 31,
	2008	2007
Net sales	$196,476	$180,461
Cost of sales	64,195	60,528

Gross profit	132,281	119,933

Operating expenses:
Selling, general and administrative	72,403	67,044
Research and product development	14,480	14,169

Total operating expenses	86,883	81,213

Operating income	45,398	38,720
Interest income	828	1,210
Interest expense	(377)	(480)
Other expense, net	(590)	(1,391)

Income before taxes	45,259	38,059
Taxes on income	16,417	13,080

Net income	$28,842	$24,979

Basic earnings per share	$1.60	$1.34

Diluted earnings per share	$1.57	$1.30

Shares used in computing per share amounts:
Basic	17,990	18,685
Diluted	18,382	19,268
See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income	$28,842	$24,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,504	4,272
Stock-based compensation	3,206	2,933
Allowance for bad debts	92	203
Unrealized (gain) loss on securities	(2)	5
Loss on disposal of fixed assets	133	223
Tax benefit related to stock transactions	(159)	(1,833)
Deferred income taxes	(355)	342
Changes in assets and liabilities:
Accounts receivable	(2,575)	622
Inventories	(2,795)	185
Prepaid expenses and other assets	1,080	1,713
Accounts payable	731	(80)
Accrued liabilities	1,786	(829)
Deferred revenue	711	308
Income taxes payable	(2,851)	(8,229)
Accrued product warranty	(224)	350

Net cash provided by operating activities:	32,124	25,164

Cash flows from investing activities:
Purchase of marketable securities	(499)	—
Purchase of property, plant and equipment	(6,938)	(3,579)
Purchase of intangible assets	—	(2,071)
Purchase of businesses	(5,976)	—

Net cash used for investing activities	(13,413)	(5,650)

Cash flows from financing activities:
Net change in notes payable	(293)	13,849
Proceeds from issuance of common stock	1,951	6,326
Tax benefit related to stock transactions	159	1,833
Repurchase of common stock	(19,269)	(34,536)

Net cash used for financing activities	(17,452)	(12,528)

Effect of exchange rate changes on cash	(5,488)	2,325

Net increase (decrease) in cash and cash equivalents	(4,229)	9,311
Cash and cash equivalents, beginning of period	75,624	54,938

Cash and cash equivalents, end of period	$71,395	$64,249

Supplemental disclosures of cash flow information:
Income taxes paid	$18,219	$19,584
Interest expense paid	351	428
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	840	316
Accrued consideration of business purchase	657	—
Elimination of equity investment associated with step-acquisition of business	760	—
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
2. New Accounting Pronouncements
Recently Adopted Accounting Pronouncement. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“SFAS No. 157-2”), was further released in February 2008 to amend the effective date pertaining to non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until years beginning after November 15, 2008. Effective July 1, 2008, we adopted SFAS No. 157, except as it applies to the non-financial assets and non-financial liabilities subject to FASB Staff Position SFAS No. 157-2.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162, effective November 15, 2008, is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principles in accordance with SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. The adoption of SFAS No. 162 had no effect on the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. In April 2008, the FASB released FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“SFAS No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) and other U.S. generally accepted accounting principles. SFAS No. 142-3 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning July 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 142-3 on the Company’s consolidated financial position, results of operations and cash flows.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent consideration and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period that impacts income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited, which will be from July 1, 2009 for the Company.
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
3. Stock-Based Compensation
We account for our stock plans as required by SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. We have a stock-based compensation plan (Equity Incentive Plan) and an employee stock purchase plan (ESPP). Pursuant to the Equity Incentive Plan, we issue stock options and restricted stock units.
Generally, stock options granted to employees and non-employee directors fully vest four years from the grant date and have a term of ten years. We recognize stock-based compensation expense over the requisite service period of the individual grants, generally, equal to the vesting period.
Stock option activity under our plans during the six months ended December 31, 2008 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	Outstanding	Price	(Years)	(in 000’s )
Balance at June 30, 2008	1,792,708	$47.20
Options granted	204,250	73.59
Options exercised	(23,586)	37.98
Options forfeited/cancelled/expired	(3,022)	57.56
Balance at December 31, 2008	1,970,350	50.03	6.13	$8,687
Options vested and expected to vest at December 31, 2008	1,954,134	49.87	6.10	$8,687
Exercisable at December 31, 2008	1,349,051	42.38	5.01	$8,687
The aggregate intrinsic values in the table above represent the total pretax intrinsic values based on our closing stock price of $44.85 at December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.
The total pre-tax intrinsic value of options exercised was $0.3 million and $0.9 million during the three and six months ended December 31, 2008.
In August 2008, we granted a total of 15,000 restricted stock units to our nine executive Officers, excluding our Chief Executive Officer. The fair value of each share on the grant date was $74.27. These restricted stock units vest over a five-year period. Additionally, in October 2008 we granted a total of 5,000 restricted stock units to our non-employee directors. The fair value of each share on the grant date was $46.47. These restricted stock units vest over a four-year period.
Under our ESPP, eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to certain annual limitations.

The stock-based compensation for the three and six months ended December 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Cost of sales	$174	$151	$359	$282
Selling, general and administrative expenses	1,111	962	1,975	1,889
Research and development expenses	436	377	872	762

Total stock-based compensation expenses	1,721	1,490	3,206	2,933
Tax effect on stock-based compensation	(622)	(583)	(1,109)	(1,013)

Net effect on net income	$1,099	$907	$2,097	$1,920

The fair value of each option on the date of grant was estimated using the Black-Scholes-Merton option-pricing model using a single option approach for options granted after June 30, 2005, with the following weighted-average assumptions:

	Six Months Ended
	December 31,
	2008	2007
Volatility for Equity Incentive Plan	29% - 31%	28.6%
Volatility for ESPP	24%	22.9%
Risk-free interest rate for Equity Incentive Plan	2.7% - 3.3%	4.59%
Risk-free interest rate for ESPP	2.0%	4.80%
Expected life of Equity Incentive Plan	4.70 years	4.75 years
Expected life of ESPP	6 months	6 months
Expected dividend	$0.00	$0.00
During the six months ended December 31, 2008, we granted options to purchase 204,250 shares of our common stock with an estimated fair value of $4.6 million after estimated forfeitures (at a weighted average exercise price of $73.59).
As of December 31, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $12.6 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 2.5 years.
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
Expected Volatility — Our computation of expected volatility for the six months ended December 31, 2008 and 2007 is based on a combination of historical and market-based implied volatility.
Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
Expected Dividend — The expected dividend assumption is based on our current expectations about our anticipated dividend policy.
4. Inventories
Inventories consisted of (in thousands):

	December 31,	June 30,
	2008	2008
Finished goods	$20,466	$19,236
Work in process	1,271	1,449
Raw materials	10,143	10,942

	$31,880	$31,627

5. Property, Plant and Equipment, Net

	December 31,	June 30,
	2008	2008
	(In thousands)
Land	$24,762	$24,911
Buildings and improvements	47,019	46,019
Machinery, equipment and tooling	40,085	36,825
Furniture and fixtures	10,662	10,898
Construction-in-progress	587	2,330

	123,115	120,983
Accumulated depreciation and amortization	(50,522)	(48,648)

Property, plant and equipment, net	$72,593	$72,335

6. Short-term Investments
Short-term investments are recorded at their fair value. The difference between the fair value and amortized cost of short-term investments classified as “available-for-sale” securities is recorded in other comprehensive income, net of deferred taxes. We do not hold any auction-rate securities. As of December 31, 2008, short-term investments included an equity indexed derivative totaling $504,000.
The aggregate market value, cost basis, and gross unrealized gains and losses of short-term investments classified as “available-for-sale” securities were as follows (in thousands):

		Gross
		Unrealized
	Cost	Losses	Fair Value
December 31, 2008, Certificate of deposits	$8	$—	$8

June 30, 2008, Certificate of deposit	$77	$—	$77

7. Comprehensive Income
Comprehensive income is the change in stockholders’ equity arising from transactions other than investments by owners and distributions to owners. The significant component of comprehensive income, other than net income, is the foreign currency translation adjustments. The components of accumulated other comprehensive income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income, as reported	$17,026	$14,829	$28,842	$24,979
Foreign currency translation adjustments, net of taxes	(1,414)	2,167	(11,724)	7,269
Unrealized gain on securities available for sale, net of taxes	—	1	—	5

Comprehensive income	$15,612	$16,997	$17,118	$32,253

8. Common Stock Repurchases
During the three and six months ended December 31, 2008, we repurchased 120,462 and 322,046 shares of our common stock, respectively, on the open market for approximately $5.9 million and $19.3 million (at an average repurchase price of $49.30 and $59.84, respectively per share), compared with 187,642 and 445,467 shares repurchased for approximately $15.9 million and $34.5 million (at an average repurchase price of $84.99 and $77.52, respectively per share) in the same periods in the prior fiscal year.
9. Earnings per Share
Basic earnings per share are determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are determined by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Numerator:
Net income	$17,026	$14,829	$28,842	$24,979
Denominator:
Weighted average shares used to compute net income per common share — basic	17,912	18,605	17,990	18,685
Effect of dilutive stock options	305	637	392	583

Weighted average shares used to compute net income per common share — diluted	18,217	19,242	18,382	19,268

Basic earnings per share	$0.95	$0.80	$1.60	$1.34

Diluted earnings per share	$0.93	$0.77	$1.57	$1.30

Antidilutive common equivalent shares related to stock options are excluded from the calculation of diluted shares. Approximately 896,878 and 331,913 shares were excluded at December 31, 2008 and 2007, respectively because they were antidilutive.
10. Goodwill and Other Intangible Assets
Information regarding our goodwill and other intangible assets reflects current foreign exchange rates.
The change in the carrying amount of goodwill for the six months ended December 31, 2008 was as follows (in thousands):

Total
Balance as of July 1, 2008	$26,670
Translation adjustments	(1,385)
Additions	3,161

Balance as of December 31, 2008	$28,446

On July 1, 2008, we acquired a 100% ownership interest in a Swedish company through a step-acquisition, for which we previously held a 30% equity interest with a carrying amount of $760,000 at June 30, 2008, using a combination of cash and earn-out payment arrangements. The total purchase consideration for the incremental 70% ownership interest was approximately $1.5 million, excluding contingent earn-out payments based on a percentage of net income in 2009 through 2011. This acquisition allowed us to take control of what was formerly our Sweden distributor for the purpose of further expanding the business. Approximately $952,000 of the purchase consideration was paid during the quarter ended September 30, 2008, with the remaining $592,000 payable on July 1, 2011 and included within other long-term liabilities at September 30, 2008. As a result of this acquisition, the $760,000 equity interest previously included within other assets was eliminated, and $1.5 million of goodwill was recorded along with $830,000 of identifiable intangible assets.
On November 10, 2008, we entered into a purchase agreement with Caliper Life Sciences, Inc. to acquire the assets and liabilities of an established sample preparation line of products collectively known as AutoTrace on the market today, to complement our current analytical solutions on the market. This purchase included the AutoTrace developed technology, tradename, inventories, non-competition covenant, customer list, and its related existing servicing obligations as of the purchase date. The purchase consideration totaled $5.1 million, including $5 million in cash, $65,000 in assumed liabilities and $23,000 of acquisition related costs. Based on our preliminary allocation of the purchase price, we recorded $1.7 million of goodwill for the purchase price paid in excess of $3.4 million in identifiable assets, consisting primarily of developed technology for $1.3 million, tradename for $1.1 million and inventory for $755,000.
Our reporting units consist of our operating segments, the Chemical Analysis Business Unit (CABU) and the Life Sciences Business Unit (LSBU). Except for goodwill associated with the AutoTrace acquisition that was assigned to the CABU reporting unit, all goodwill has been previously assigned to the LSBU reporting unit. The evaluation of goodwill is based upon the fair value of this reporting unit. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we performed annual impairment tests on goodwill in April 2008 and determined that goodwill was not impaired. Additionally, there was no occurrence of events indicating a possible impairment of recorded goodwill as of December 31, 2008.

Information regarding our other intangible assets follows (in thousands):

	As of December 31, 2008			As of June 30, 2008
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and trademarks	$7,088	$(1,677)	$5,411	$5,958	$(1,376)	$4,582
Developed technology	11,449	(10,158)	1,291	10,825	(10,825)	—
Customer lists	3,325	(905)	2,420	2,761	(880)	1,881

Total	$21,862	$(12,740)	$9,122	$19,544	$(13,081)	$6,463

Except for the acquired tradename “AutoTrace”, which is not amortizable, we amortize patents and trademarks over a period of seven to sixteen years and the remaining weighted average amortization period for this category is approximately eleven years.
We amortize developed technology over a period of seven years based on experiences from our historical product cycles.
We amortize other intangibles over a period of five to ten years and the remaining weighted average amortization period for this category is approximately seven years.
Amortization expense related to intangible assets was $545,511 and $631,000 for the six months ended December 31, 2008 and 2007, respectively. The remaining estimated amortization for each of the five fiscal years subsequent to December 31, 2008 is as follows (in thousands):

Remaining
Amortization
Expense
2009 (remaining six months)	$607
2010	1,187
2011	1,172
2012	1,172
2013	803
Thereafter	3,051

Total	$7,992

11. Warranty
Product warranties are recorded at the time revenue is recognized for certain product shipments. Warranty expense is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from our estimates, revisions to the warranty liability would be required.
Details of the change in accrued product warranty for the six months ended December 31, 2008 and 2007 were as follows (in thousands):

				Actual
	Balance	Provision	Other	Warranty	Balance
	Beginning	For	Adjustments	Costs	End of
	of Period	Warranties	Accounts (1)	Incurred	Period
Accrued Product Warranty
Six Months Ended:
December 31, 2008	$3,444	$2,337	$(269)	$(2,517)	$2,995
December 31, 2007	$2,875	$1,624	$143	$(1,461)	$3,181

(1)	Effects of exchange rate changes

12. Commitments and Other Contingencies
Revenues generated from international operations are generally denominated in foreign currencies. We have entered into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At December 31, 2008, we had forward exchange contracts to sell foreign currencies totaling $19.3 million (including approximately $12.4 million in Euros, $4.8 million in Japanese yen, $1.0 million in Australian dollars and $1.1 million in Canadian dollars). The foreign exchange contracts outstanding at the end of the period mature within one month. Consequently, contract values and fair market values are the same. In March 2007, we entered into a $10.0 million cross-currency swap arrangement for Japanese Yen that matures in March 2010. This derivative instrument did not qualify for net investment hedge accounting and was deemed to be an ineffective hedge instrument because, at the inception of the hedge transaction, there was no formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. Therefore, we marked to market the decrease in value of approximately $1 million for the six months ended December 31, 2007 and this amount was recorded in other expense, net. Starting January 2008, we determined that the cross-currency swap qualified as a net investment hedge. As a result, during the three and six months ended December 31, 2008, we marked to market a decrease in value of $1.8 million and $1.9 million, respectively, which is reported in accumulated other comprehensive income as part of the foreign currency translation adjustment .
We have unsecured credit agreements with domestic and international financial institutions. The agreements provide for revolving unsecured lines of credit that we utilize primarily for our general corporate purposes, including stock repurchases and working capital needs. As of December 31, 2008, we had a total of $28.9 million in available lines of credit with outstanding borrowings of $21.5 million maturing on December 31, 2009.
In July 2008, we acquired a Swedish company using a combination of cash and post acquisition earn-out payment arrangements. Under the purchase agreement, earn-out payments of 70% for fiscal 2009 and 30% for fiscal 2010 and 2011 as a percentage of the acquired company’s net income are payable to the seller at the end of each fiscal year. Each earn-out payment is contingent upon results of operation.
We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable, however, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No material claims for such indemnifications were outstanding as of December 31, 2008. We have not recorded any liabilities for these indemnification agreements at December 31, 2008 or June 30, 2008.
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
Our sales of products, installation and training services and maintenance within this reportable segment were detailed as follows (in thousands):

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Products	$172,092	$156,938	$90,258	$84,992
Installation and Training Services	5,877	5,790	3,269	3,297
Maintenance	18,507	17,733	9,514	9,749

	$196,476	$180,461	$103,041	$98,038

Long-lived assets consist principally of property and equipment. No single customer contributed to more than 10% of revenue during the three and six months ended December 31, 2008, and revenue from services was less than 10% of revenue during the same periods.

14. Income Taxes
As part of the process of preparing the consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure and assessing changes in temporary differences resulting from differing treatment of items, such as depreciation, amortization and inventory reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the condensed consolidated balance sheets. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.
SFAS No. 109, Accounting for Income Taxes, requires that we continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets, depending on whether it is more likely than not that actual benefit of those assets will be realized in future periods. In addition, we adopted the provisions of the FASB’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money.
Our total amount of unrecognized tax benefits as of June 30, 2008 was $14.2 million, of which $3.3 million, if recognized, would affect our effective tax rate. The liability for income taxes associated with uncertain tax positions is classified in deferred and other income taxes payable. There have been no significant changes in these amounts during the six months ended December 31, 2008.
We record interest and penalties related to unrecognized tax benefits in income tax expense. At June 30, 2008, we had approximately $1.9 million accrued for estimated interest and penalties related to uncertain tax positions. During the six months ended December 31, 2008 and 2007, we accrued a total of $495,000 and $484,000, respectively in interest on these uncertain tax positions.
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

15. Fair Value Measurements
Effective July 1, 2008, we adopted fair value measurements for all financial assets and liabilities as required by SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing assets or liabilities. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which these assets and liabilities would be transacted.
SFAS No. 157 fair value hierarchy prioritizes the inputs to fair value measurement into three levels:
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 inputs are those other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 inputs are unobservable inputs for the asset or liability.
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of December 31, 2008:

		Fair Value Measurements at December 31, 2008
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets or	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market	$2,629	$2,629	$—	$—
Mutual Fund	15	15	—	—
Equity indexed derivatives	504	—	504	—

Total	$3,148	$2,644	$504	$—

Liabilities:
Foreign currency contracts	$3,009	$3,009	$—	$—

Reported as:

		Fair Value Measurements at December 31, 2008
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets or	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents (1)	$2,644	$2,644	$—	$—
Short-term investments	504	—	504	—

Total	$3,148	$2,644	$504	$—

Liabilities:
Foreign currency contracts (2)	$3,009	$3,009	$—	$—

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2008.

(2)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2008.

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
We market and distribute our products and services through our own sales force in Austria, Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, India, Ireland, Italy, Japan, Korea, the Netherlands, Singapore, Sweden, Switzerland, Taiwan, the United Kingdom, and the United States. In each of these countries, we maintain one or more local sales offices in order to support and service our customers in the regions. We manufacture our products based upon a forecast of customer demand and we generally try to maintain adequate inventories of completed modules or finished goods in advance of receipt of firm orders. System or instrument orders are generally placed by the customer on an as-needed basis and instruments are usually shipped within two to six weeks after receipt of an order.
Results of Operations
Net sales for the second quarter of fiscal 2009 were $103.0 million, compared with $98.0 million reported for the same period in the prior year, reflecting an increase of 5.1%. Operating income for the quarter was $25.9 million, an increase of 13.9% over operating income for the second quarter of fiscal 2008 of $22.8 million. Cash flow from operating activities during the quarter was $23.4 million compared with $12.0 million for the second quarter of fiscal 2008, reflecting an increase of 96%. Our gross profit margin for the quarter was 67.5%, unchanged compared to the same period last year. Selling, general and administrative expenses were 35.1% of net sales during the quarter, compared to 36.6% reported in the same period last year. Research and product development expenses for the quarter were 7.2% of net sales, down slightly from the 7.7% reported in the same period last year. Diluted earnings per share increased 20.8% to $0.93 for the second quarter, compared to $0.77 reported in the same period last year. Net sales in the six months ended December 31, 2008 were $196.5 million, an increase of 8.9% compared with the $180.5 million reported in the first six months of fiscal 2008. Operating income was $45.4 million during the first six months of fiscal 2009, an increase of 17.2% over operating income for the same period during the prior year of $38.7 million. Cash flow from operations for the first six months of fiscal 2008 was $32.1 million. Gross profit margin for the six months ended December 31, 2008 was 67.3% compared to 66.5% during the same period in the prior year.

Our results of operations for the three months ended December 31, 2008 reflect increasing, broad-based demand for our instrumentation and consumables products. In the second quarter, we achieved growth in our end-user markets of life sciences, environmental, chemical/petrochemical and power. This increased demand had the effect of increasing our net sales, but also our operating expenses as we added personnel and expanded our operations to satisfy the increased demand. Demand from our customers in our food/beverage and electronics markets was down compared to second quarter of last year.
Net sales
Net sales for the second quarter of fiscal 2009 were $103.0 million, compared with $98.0 million reported for the same period in the prior year, reflecting an increase of 5.1%, including a $4.1 million in adverse currency effect. Net sales in North America decreased by 1.9% in the second quarter of fiscal 2009 to $27.0 million, compared to $27.5 million during the same period in the prior year due to an adverse currency fluctuation of $0.5 million and lower demand from our life sciences and chemical/petrochemical customers. Net sales in North America decreased by 1.0% in the six months ended December 31, 2008 to $52.1 million compared to $52.4 million during the six months ended December 31, 2007 due to the continuing weakening demand. Net sales in Europe decreased by 2.7% to $43.4 million in the second quarter of fiscal 2009, compared to $44.6 million during the same period in the prior year due to adverse currency fluctuations of $3.3 million. Excluding the impact of currency fluctuations, net sales in Europe increased to $46.7 million, or 15.1%, in the second quarter of fiscal 2009, compared to $40.5 million during the same period in the prior year due to the increasing demand for IC products over the year. Net sales grew 5.0% in the six months ended December 31, 2008 to $83.4 million compared to $79.4 million during the six months ended December 31, 2007, driven by good demand for IC products offsetting some weakness in our HPLC products especially from our life sciences customers. Net sales in the Asia/Pacific region increased by 26% in the second quarter of fiscal 2009 to $32.7 million, compared to $25.9 million during the same period in the prior year, driven by increased sales in Japan, China, India and Australia. Net sales increased 25.4% in the six months ended December 31, 2008 to $61.0 million compared to $48.6 million in the six months ended December 31, 2007 as a result of strong sales growth in China, Australia, Singapore and India.
We are subject to the effects of foreign currency fluctuations that have an impact on net sales. Overall, currency fluctuations decreased reported net sales for the three months ended December 31, 2008 by $4.1 million, or 4.1% compared to the same quarter last year. Currency fluctuations increased reported net sales by $0.9 million or 0.5% for the six months ended December 31, 2008 compared to the same period last year.
Percentage changes in net sales over the corresponding period in the prior year were as indicated in the table below:

	Three Months	Six Months
	Ended	Ended
	December 31, 2008	December 31, 2008
Percentage change in net sales
Total:	5.1%	8.9%
By geographic region:
North America	-1.9%	-0.6%
Europe	-2.7%	5.0%
Asia/Pacific	26.0%	25.4%
Percentage change in net sales excluding currency fluctuations over the corresponding period in the prior year were as indicated in the table below:

	Three Months	Six Months
	Ended	Ended
	December 31, 2008	December 31, 2008
Percentage change in net sales excluding currency fluctuations
Total:	9.2%	8.4%
By geographic region:
North America	-0.2%	0.2%
Europe	4.7%	4.4%
Asia/Pacific	27.1%	23.8%
Gross margin
Gross margin for the second quarter of fiscal 2009 was 67.5%, unchanged compared to the same period last year. The margin held relatively steady despite the strengthening of the U.S. dollar, mainly as the result of continued progress in reducing our product costs. Gross margin for the first six months of fiscal 2009 was 67.3%, an increase from the 66.5% reported in the first six months of fiscal 2008 as a result of our cost reduction efforts.

Operating expenses
Operating expenses of $43.7 million for the second quarter of fiscal 2009 increased by $0.2 million, or 0.5%, from the $43.5 million reported in the same quarter last year. As a percentage of net sales, operating expenses were 42.4% for the second quarter of fiscal 2009, a decrease from the 44.3% of sales reported in the second quarter of fiscal 2008. The effects of foreign currency fluctuations decreased total operating expenses by $1.5 million, or 3.3%, for the quarter ended December 31, 2008, compared to an increase of 6.0% during the same period in the prior year. The $1.7 million increase in operating expenses, excluding currency effects, was attributable primarily to $1.4 million of additional expenses associated with expansion of our Asia/Pacific operations and expenses from our new subsidiary in Sweden. Operating expenses for the six months ended December 31, 2008 were $86.9 million, representing a 7.0% increase over the corresponding period during the prior year of $81.2 million mainly due to the continued expansion in China, India and Sweden.
Selling, general and administrative (SG&A) expenses were $36.2 million for the second quarter of fiscal 2009, compared with $35.9 million for the same quarter of fiscal 2008. As a percentage of net sales, SG&A expenses were 35.1% in the second quarter of fiscal 2009, compared to 36.6% the same period in fiscal 2008. Effects of foreign currency fluctuations decreased SG&A expenses by $1.3 million, or 3.6%, in the second quarter of fiscal 2009. SG&A expenses, excluding currency effects, grew by $1.6 million, or 3.8%, compared to the second quarter of fiscal 2008, due to our continued expansion in the Asia/Pacific region and expenses from our new subsidiary in Sweden. SG&A expenses for the six month period ended December 31, 2008 increased by 8.0%, or $5.4 million to $72.4 million from $67.0 million during the same period of fiscal 2008 mainly due to the net effect of foreign currency fluctuations and expansion in the Asia/Pacific region particularly in China and India to further build our infrastructure and footprint in these two strategic markets.
Research and product development (R&D) expenses were $7.5 million for the second quarter of fiscal 2009, a decrease of $0.1 million, or 1.5%, from $7.6 million reported in the second quarter of fiscal 2008. As a percentage of net sales, R&D expenses decreased marginally to 7.2% in the second quarter of fiscal 2009 when compared to the 7.7% in the second quarter of fiscal 2008. R&D expenses for the six months period ended December 31, 2008 increased 2.2% to $14.5 million from $14.2 million in the same period of fiscal 2008 mainly due to the increased project material costs of our new product pipeline.
Income taxes
The effective tax rate in the second quarter of fiscal 2009 was 35.0%, reflecting an increase from 33.7% reported for the second quarter of fiscal 2008. The relative increase in our tax rate was due to our mix of taxable income by taxable jurisdiction, partially offset by a one-time tax benefit in the second quarter of fiscal 2009 of $452,000. The effective tax rate for the six months ended December 2008 and 2007 was 36.2% and 34.4%, respectively. The increase in effective tax rate was primarily due to a higher foreign tax credits in the prior fiscal year. We anticipate our tax rate will be in the range of 35.0% to 37.0% for the remainder of fiscal year 2009.
Net income
Net income in the second quarter of fiscal 2009 increased 14.9% to $17.0 million, compared with $14.8 million reported for the same period last year. Net income for the six month period ended December 31, 2008 was $45.3 million, an increase of 17.2% from $38.7 million in the same period of fiscal 2008.
Liquidity and Capital Resources
At December 31, 2008, we had cash and equivalents and short-term investments of $71.9 million. Our working capital was $104.2 million, a decrease of $1.7 million from $105.9 million reported at December 31, 2007.
Cash generated by operating activities for the six months ended December 31, 2008 was $32.1 million, compared with $25.2 million for the same period last year. The increase in operating cash was primarily attributable to increased results of global operations from increased sales. A decrease in global tax payments and increase of payroll related accrued liabilities contributed to operating cash. These increases were partially offset by decreases to operating cash from accounts receivable due to high sales and inventories due to a build up of inventories to support growth in Asia.
Cash used for investing activities was $13.4 million in the first six months of fiscal 2009. Capital expenditures for the first six months of fiscal 2009 were $6.9 million which included purchases related to our general operations, expansion of our IT platform and refurbishment of a building in Sunnyvale. Additionally, $6.0 million was paid in connection with the acquisition of a Swedish company and the AutoTrace sample preparation product line.

Cash used for financing activities was $17.5 million in the first six months of fiscal 2009. The use of cash was primarily attributable to the repurchase of 322,046 shares of our common stock for $19.3 million, offset by $1.9 million in proceeds from issuance of common stock, a tax benefit related to equity incentive plans of $159,000 and net reduction of $293,000 million in short-term borrowings.
At December 31, 2008, we had utilized $21.5 million of our $28.9 million in committed bank lines of credit. The borrowings were used to repurchase shares of our common stock and for other corporate activities.
We believe that our cash flow from operating activities, current cash, cash equivalents and short-term investments and the remainder of our bank lines of credit will be adequate to meet our cash requirements for at least the next twelve months.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at December 31, 2008, and the payments due in future periods (in thousands):

	Payments Due by Period
		Less
		Than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Short-Term Borrowings	$21,517	$21,517	$—	$—	$—
Operating Lease Obligations	16,560	5,484	5,788	2,131	3,157

Total	$38,077	$27,001	$5,788	$2,131	$3,157

There have been no material changes to our operating lease obligations outside ordinary business activities since June 30, 2008. Our outstanding borrowings under our lines of credit decreased to $21.5 million at December 31, 2008 from $25.0 million at September 30, 2008. These amounts are due in a period of less than one year.
The amounts above exclude liabilities under FIN 48, as we are unable to reasonably estimate the ultimate amount or timing of settlement.
New Accounting Pronouncements
Recently Adopted Accounting Pronouncement. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 157”), Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“SFAS No. 157-2”), was further released in February 2008 to amend the effective date pertaining to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until years beginning after November 15, 2008. Effective July 1, 2008, we adopted SFAS No. 157, except as it applies to the non-financial assets and non-financial liabilities subject to FASB Staff Position SFAS No. 157-2.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162, effective November 15, 2008, is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principles in accordance with SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. The adoption of SFAS No. 162 had no effect on the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. In April 2008, the FASB released FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“SFAS No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) and other U.S. generally accepted accounting principles. SFAS No. 142-3 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning July 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 142-3 on the Company’s consolidated financial position, results of operations and cash flows.

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
Critical Accounting Policies and Estimates
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
There have been no significant changes during the six months ended December 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to financial market risks from fluctuations in foreign currency exchange rates, interest rates and stock prices of marketable securities. With the exception of the stock price volatility of our marketable equity securities, we manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of nonperformance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices could cause significant changes in the costs to manufacture and deliver our products and in customers’ buying practices. We have not substantially changed our risk management practices during fiscal 2008 or the first six months of fiscal 2009 and we do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our current risk management practices.

Foreign Currency Exchange. Revenues generated from international operations are generally denominated in foreign currencies. We entered into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At December 31, 2008, we had forward exchange contracts to sell foreign currencies totaling $19.3 million, including approximately $12.4 million in Euros, $4.8 million in Japanese yen, $1.0 million in Australian dollars and $1.1 million in Canadian dollars. The foreign exchange contracts outstanding at the end of the period mature within one month. Additionally, contract values and fair market values are the same.
In March 2007, we entered into a $10.0 million cross-currency swap arrangement for Japanese Yen which matures in March 2010. This derivative instrument did not qualify for net investment hedge accounting and was deemed to be an ineffective hedge instrument because, at the inception of the hedge transaction, there was no formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. Therefore, we marked to market the decrease in value of approximately $1 million for the six months ended December 31, 2007 and this amount was recorded in other expense, net. Starting January 2008, we determined that the cross-currency swap qualified as a net investment hedge. As a result, during the three and six months ended December 31, 2008, we marked to market a decrease in value of $1.8 million and $1.9 million, respectively, which is reported in accumulated other comprehensive income as part of the foreign currency translation adjustment.
Interest and Investment Income. Our interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at December 31, 2008 and June 30, 2008 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on our actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense. At December 31, 2008, we had notes payable of $21.5 million. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding debt balance at December 31, 2008, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements and the level of borrowings maintained by us.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2008 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.
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
We derived approximately 74% and 75% of our net sales from outside the United States in the second quarter of 2009 and 2008, respectively, and expect to continue to derive the majority of net sales from outside the United States for the foreseeable future. Most of our sales outside the United States are denominated in the local currency of our customers. As a result, the U.S. dollar value of our net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on our results of operations. In the last few years, our results of operations have been positively affected from the depreciation of the U.S. dollar against the Euro, the Japanese yen and other foreign currencies, but there can be no assurance that this positive impact will continue. More recently, our results of operations have been negatively impacted by the appreciation of the U.S. dollar against other currencies. Subsequent to December 31, 2008, the U.S. dollar has appreciated significantly compared to the Euro and other foreign currencies, excluding the Japanese Yen.
A significant portion of our cash position is maintained overseas.
Most of our short term debt is in the United States While there is a substantial cash requirement in the U.S. to fund operations and capital expenditures, service debt obligations, finance potential acquisitions and continue authorized stock repurchases, a significant portion of our cash is maintained and generated from foreign operations. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the U.S. to address these requirements through cash from U.S. operations, efficient and timely repatriation of cash from overseas and other sources obtained at an acceptable cost.
Credit risks associated with our customers may adversely affect our financial position or result of operations.
Because trade credit is extended to many of our customers, the current global economic condition may adversely affect our ability to collect on accounts receivable that are owed to us. In general, our customers are evaluated for their credit worthiness as part of our operating policy, and letters of credit are utilized to mitigate credit risks when possible. We believe we have adopted the appropriate operating policies to address the customer credit risk under a stable economic environment. Nevertheless, given the current global economic situation we could experience delays in collection on accounts receivable that are owed to us, particularly amongst our non-governmental affiliated customers. As a result, this could adversely affect our financial position or result of operations.
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
Our operations require managerial and technical expertise. Each of the executive officers and key employees located in the United States is employed “at will” and may leave our employment at any time. Competition for these individuals is intense; for example, we are currently searching to recruit a new chief executive officer. In addition, we operate in a variety of locations around the world where the demand for qualified personnel may be extremely high and is likely to remain so for the foreseeable future. As a result, competition for personnel can be intense and the turnover rate for qualified personnel may be high. The loss of any of our executive officers or key employees could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. An inability to hire, train and retain sufficient numbers of qualified employees would seriously affect our ability to conduct our business.
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
The following table indicates common shares repurchased and additional shares added to the repurchase program during the three months ended December 31, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

Total
			Number of		Maximum
			Shares		Number of
			Purchased	Additional	Shares that
	Total	Avg.	as Part of	Shares	May Yet Be
	Number	Price	Publicly	Authorized	Purchased
	of Shares	Paid	Announced	for	Under the
Period	Purchased	per Share	Program	Purchase (1)	Program (2)
October 1 — 31, 2008	—	—	7,224,092	2,908	1,346,043
November 1 — 30, 2008	90,462	$49.12	7,314,554	—	1,255,581
December 1 — 31, 2008	30,000	49.82	7,344,554	5,900	1,231,481

(1)	The number of shares represents the number of shares issued pursuant to employee stock plans that are authorized for purchase.

(2)	The number of shares includes (i) current repurchase of 1.0 million shares of common stock approved for repurchases in October 2008, plus (ii) that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to August 2006 minus the number of shares repurchased, plus (iii) the number of shares remaining from the repurchase authorization in August 2006.
DIVIDENDS
As of December 31, 2008, we had paid no cash dividends on our common stock and we do not anticipate doing so in the foreseeable future.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2008 Annual Meeting of Stockholders was held on October 28, 2008. The six persons name below were elected as proposed in the proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, to serve as directors until our Annual Meeting of Stockholders in 2009 and until their successors are duly elected and qualified. There were 16,465,974 shares of Dionex common stock entitled to vote at the Annual Meeting of Stockholders. The voting regarding each nominee was as follows:

	For	Withheld
David L. Anderson	16,182,621	283,353
A. Blaine Bowman	16,131,216	334,758
Lukas Braunschweiler	16,284,276	181,698
Roderick McGeary	16,060,960	405,014
Ricardo Pigliucci	16,205,926	260,048
Michael W. Pope	16,204,662	261,312
The other matter voted upon at the Annual Meeting and the results of the voting with respect to such matter were as follows:
1. To ratify the selection of Deloitte & Touche LLP as the independent auditors of Dionex for the fiscal year ending June 30, 2009.

For	Against	Abstained	Broker Non-votes

16,330,851	132,052	3,071	0

EXHIBIT INDEX
Item 6. EXHIBITS

Exhibit
Number	Description	Reference
3.1	Restated Certificate of Incorporation, filed December 12, 1988	(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation, filed December 1, 1999 (Exhibit 3.2)	(11)

3.3	Amended and Restated Bylaws, dated August 6, 2008 (Exhibit 99.1)	(4)

4.1	Stockholder Rights Agreement dated January 21, 1999, between Dionex Corporation and Bank Boston N.A.	(2)

10.1	Medical Care Reimbursement Plan as amended October 30, 2007 (Exhibit 10.1)	(7)

10.2	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.15)	(3)

10.3	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.17)	(5)

10.4	Dionex Corporation 2004 Equity Incentive Plan, as amended October 2007 (Exhibit 10.1)	(12)

10.5	Form of Stock Option Agreement for non-employee directors (Exhibit 10.5)	(13)

10.6	Form of Stock Option Agreement for other than non-employee directors (Exhibit 10.6)	(13)

10.7	Form of Stock Unit Award Agreement for non-employee directors (Exhibit 10.2)	(12)

10.8	Form of International Stock Option Agreement (Exhibit 10.8)	(7)

10.9	Employee Stock Participation Plan (Exhibit 10.13)	(6)

10.10	Second amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.1)	(8)

10.11	Change in Control Severance Benefit Plan, as amended August 6, 2008 (Exhibit 10.15)	(9)

10.12	Third amendment to Credit Agreement dated December 1, 2006 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.8)	(10)

10.13	Amended Executive Employment Agreement for Lukas Braunschweiler dated January 30, 2008 (Exhibit 10.13)	(13)

10.14	Form of Stock Unit Award Agreement for U.S. employees (Exhibit 10.9)	(9)

10.15	Form of Stock Unit Award Agreement for International employees (Exhibit 10.10)	(9)

10.16	Form of Indemnification Agreement (Exhibit 10.1)	(14)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibit in our Annual Report on Form 10-K filed September 20, 1989.

(2)	Incorporated by reference to the corresponding exhibit in our Quarterly Report on Form 10-Q filed February 16, 1999.

(3)	Incorporated by reference to the indicated exhibit in our Quarterly Report on Form 10-Q filed February 14, 2001.

(4)	Incorporated by reference to the indicated Exhibit in our Form 8-K filed August 11, 2008.

(5)	Incorporated by reference to the indicated Exhibit in our Annual Report on Form 10-K filed September 24, 2003.

(6)	Incorporated by reference to the indicated exhibit in our Annual Report on Form 10-K filed September 10, 2004.

(7)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed November 9, 2007.

(8)	Incorporated by reference to the indicated exhibit in our current Report on Form 8-K filed December 22, 2004.

(9)	Incorporated by reference to the indicated exhibit in our Annual Report on Form 10-K filed August 29, 2008.

(10)	Incorporated by reference to the indicated exhibit in our Quarterly Report on Form 10-Q filed February 9, 2007.

(11)	Incorporated by reference to the indicated exhibit in our Form 10-K filed August 29, 2007.

(12)	Incorporated by reference to the indicated exhibit in our Form 8-K filed October 15, 2007.

(13)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 8, 2008.

(14)	Incorporated by reference to the indicated exhibit in our Form 8-K filed November 3, 2008.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION (Registrant)
Date: February 6, 2009	By:	/s/ Lukas Braunschweiler
Lukas Braunschweiler
President, Chief Executive Officer And Director

	By:	/s/ Craig A. McCollam
Craig A. McCollam
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002