Form 10-Q
period 2009-03-31
DIONEX CORP /DE
filed 2009-05-08
CIK 708850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2009:

CLASS	NUMBER OF SHARES
Common Stock	17,683,486

DIONEX CORPORATION
INDEX

Part I. Financial Information
Item 1. Financial Statements
DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$71,854	$75,624
Short-term investments	561	77
Accounts receivable (net of allowance for doubtful accounts of $526 at March 31, 2009 and $524 at June 30, 2008)	67,060	74,436
Inventories	32,745	31,627
Deferred taxes	11,073	11,534
Prepaid expenses and other current assets	19,299	13,742

Total current assets	202,592	207,040
Property, plant and equipment, net	70,210	72,335
Goodwill	28,007	26,670
Intangible assets, net	8,745	6,463
Other assets	16,178	17,922

	$325,732	$330,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$12,896	$21,805
Accounts payable	16,010	16,086
Accrued liabilities	28,513	32,211
Deferred revenue	21,904	21,352
Income taxes payable	6,663	5,873
Accrued product warranty	2,874	3,444

Total current liabilities	88,860	100,771
Deferred and other income taxes payable	23,079	27,013
Other long-term liabilities	6,485	5,897
Commitments and other contingencies (Note 12)
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding:
17,791,537 shares at March 31, 2009 and 18,130,713 shares at June 30, 2008)	177,672	170,045
Retained earnings	21,778	2,582
Accumulated other comprehensive income	7,858	24,122

Total stockholders’ equity	207,308	196,749

	$325,732	$330,430

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net sales	$94,396	$98,356
Cost of sales	30,171	33,831

Gross profit	64,225	64,525

Operating expenses:
Selling, general and administrative	35,341	37,170
Research and product development	7,256	7,336

Total operating expenses	42,597	44,506

Operating income	21,628	20,019
Interest income	291	561
Interest expense	(73)	(236)
Other expense, net	(300)	(150)

Income before taxes	21,546	20,194
Taxes on income	6,371	6,599

Net income	$15,175	$13,595

Basic earnings per share	$0.85	$0.74

Diluted earnings per share	$0.84	$0.72

Shares used in computing per share amounts:
Basic	17,843	18,438
Diluted	18,039	18,992
See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	March 31,
	2009	2008
Net sales	$290,872	$278,817
Cost of sales	94,366	94,359

Gross profit	196,506	184,458

Operating expenses:
Selling, general and administrative	107,744	104,214
Research and product development	21,736	21,506

Total operating expenses	129,480	125,720

Operating income	67,026	58,738
Interest income	1,120	1,771
Interest expense	(451)	(716)
Other expense, net	(891)	(1,540)

Income before taxes	66,804	58,253
Taxes on income	22,787	19,679

Net income	$44,017	$38,574

Basic earnings per share	$2.45	$2.07

Diluted earnings per share	$2.41	$2.01

Shares used in computing per share amounts:
Basic	17,941	18,602
Diluted	18,268	19,176
See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$44,017	$38,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,990	6,424
Stock-based compensation	4,763	4,449
Allowance for bad debts	164	(13)
Loss on disposal of fixed assets	226	406
Tax benefit related to stock transactions	(1,377)	(2,021)
Deferred income taxes	134	(3,049)
Changes in assets and liabilities:
Accounts receivable	546	(815)
Inventories	(5,563)	1,338
Prepaid expenses and other assets	193	2,620
Prepaid income taxes	(3,339)	(1,857)
Accounts payable	738	580
Accrued liabilities	52	2,938
Deferred revenue	2,261	2,809
Income taxes payable	971	(2,738)
Accrued product warranty	(244)	408

Net cash provided by operating activities:	50,532	50,053

Cash flows from investing activities:
Purchase of marketable securities	(568)	—
Purchase of property, plant and equipment	(9,296)	(6,557)
Purchase of intangible assets	—	(2,071)
Purchase of business	(5,976)	543

Net cash used for investing activities	(15,840)	(8,085)

Cash flows from financing activities:
Net change in notes payable	(9,425)	17,656
Proceeds from issuance of common stock	6,680	8,307
Tax benefit related to stock transactions	1,377	2,021
Repurchase of common stock	(30,013)	(55,441)

Net cash used for financing activities	(31,381)	(27,457)

Effect of exchange rate changes on cash	(7,081)	2,584

Net increase (decrease) in cash and cash equivalents	(3,770)	17,095
Cash and cash equivalents, beginning of period	75,624	54,938

Cash and cash equivalents, end of period	$71,854	$72,033

Supplemental disclosures of cash flow information:
Income taxes paid	$23,662	$19,974
Interest expense paid	416	643
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	536	339
Accrued consideration of business purchase	657	191
Elimination of equity interest associated with step-acquisition of business	760	—
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
The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2009. Separate line item disclosure of the change in prepaid income taxes has been provided in the condensed consolidated statement of cash flows for the nine months ended March 31, 2008 to conform to the fiscal 2009 presentation. Net operating results have not been affected by this re-classification.
2. New Accounting Pronouncements
Recently Adopted Accounting Pronouncement. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“SFAS No. 157-2”), was further released in February 2008 to amend the effective date pertaining to non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until years beginning after November 15, 2008. Effective July 1, 2008, we adopted SFAS No. 157, except as it applies to the non-financial assets and non-financial liabilities subject to SFAS No. 157-2. Additional disclosures are provided in Note 15.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, which will be the Company’s fiscal year beginning July 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on the Company’s consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent consideration and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period that impacts income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited, which will begin on July 1, 2009 for the Company. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on the Company’s consolidated financial position, results of operations and cash flows.
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
In April 2009, the FASB issued FASB Staff Position (“FSP”), FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the potential impact, if any, of the application of FSP FAS 115-2 and FAS 124-2 on its consolidated financial position, results of operations and cash flows.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact, if any, of the application of FSP FAS 107-1 and APB 28-1 on its consolidated financial position, results of operations and cash flows.
In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the guidance in SFAS No. 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. Further, this FSP eliminated the specific subsequent accounting guidance for contingent assets and liabilities from SFAS No. 141(R), without significantly revising the guidance in SFAS No. 141. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R). This FSP is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141(R)-1 on the Company’s consolidated financial position, results of operations and cash flows.
3. Stock-Based Compensation
We account for our stock plans as required by SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. We have a stock-based compensation plan (“Equity Incentive Plan”) and an employee stock purchase plan (ESPP). Pursuant to the Equity Incentive Plan, we issue stock options and restricted stock units.

Generally, stock options granted to employees and non-employee directors fully vest four years from the grant date and have a term of ten years. We recognize stock-based compensation expense over the requisite service period of the individual grants, generally, equal to the vesting period.
Stock option activity under our plan during the nine months ended March 31, 2009 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	Outstanding	Price	(Years)	(in 000’s )
Balance at June 30, 2008	1,792,708	$47.20
Options granted	204,250	73.59
Options exercised	(162,086)	27.78
Options forfeited/canceled/expired	(4,052)	57.23
Balance at March 31, 2009	1,830,820	51.84	6.09	$7,424
Options vested and expected to vest at March 31, 2009	1,817,461	51.71	6.07	$7,424
Exercisable at March 31, 2009	1,266,240	44.92	5.07	$7,420
The aggregate intrinsic values in the table above represent the total pretax intrinsic values based on our closing stock price of $47.25 at March 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.
The total pre-tax intrinsic value of options exercised was $3.6 million and $4.5 million during the three and nine months ended March 31, 2009.
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
The stock-based compensation for the three and nine months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Cost of sales	$193	$163	$552	$445
Selling, general and administrative expenses	973	986	2,948	2,875
Research and development expenses	392	366	1,264	1,128

Total stock-based compensation expenses	1,558	1,515	4,764	4,448
Tax effect on stock-based compensation	(337)	(495)	(1,446)	(1,454)

Net effect on net income	$1,221	$1,020	$3,318	$2,994

The fair value of each option on the date of grant was estimated using the Black-Scholes-Merton option-pricing model using a single option approach for options granted after June 30, 2005, with the following weighted-average assumptions:

Nine Months Ended
March 31,
	2009	2008
Volatility for Equity Incentive Plan	29% - 35%	28% - 29%
Volatility for ESPP	24% - 40%	23% - 31%
Risk-free interest rate for Equity Incentive Plan	2.8% - 3.3%	2.9% - 4.6%
Risk-free interest rate for ESPP	0.5% - 2.0%	2.2% - 4.8%
Expected life of Equity Incentive Plan	4.70 years	4.75 years
Expected life of ESPP	6 months	6 months
Expected dividend	$0.00	$0.00
During the nine months ended March 31, 2009, we granted options to purchase 204,250 shares of our common stock with an estimated fair value of $4.6 million after estimated forfeitures (at a weighted average exercise price of $73.59).

As of March 31, 2009, the unrecorded deferred stock-based compensation balance related to stock options was $11.0 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 2.4 years.
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
Expected Volatility — Our computation of expected volatility for the nine months ended March 31, 2009 and 2008 is based on a combination of historical and market-based implied volatility.
Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
Expected Dividend — The expected dividend assumption is based on our current expectations about our anticipated dividend policy.
4. Inventories
Inventories consisted of (in thousands):

	March 31,	June 30,
	2009	2008
Finished goods	$20,649	$19,236
Work in process	1,124	1,449
Raw materials	10,972	10,942

	$32,745	$31,627

5. Property, Plant and Equipment, Net
Property, Plant and Equipment, Net consisted of (in thousands):

	March 31,	June 30,
	2009	2008

Land	$23,997	$24,911
Buildings and improvements	45,841	46,019
Machinery, equipment and tooling	40,211	36,825
Furniture and fixtures	10,467	10,898
Construction-in-progress	984	2,330

	121,500	120,983
Accumulated depreciation and amortization	(51,290)	(48,648)

Property, plant and equipment, net	$70,210	$72,335

6. Short-term Investments
Short-term investments are recorded at their fair value. The difference between the fair value and amortized cost of short-term investments classified as “available-for-sale” securities is recorded in other comprehensive income, net of deferred taxes. We do not hold any auction-rate securities. As of March 31, 2009, short-term investments included an equity indexed derivative totaling $500,000.
The aggregate market value, cost basis, and gross unrealized gains and losses of short-term investments classified as “available-for-sale” securities were as follows (in thousands):

		Gross
		Unrealized
	Cost	Losses	Fair Value
March 31, 2009, Certificate of deposits	$61	$—	$61

June 30, 2008, Certificate of deposits	$77	$—	$77

7. Comprehensive Income
Comprehensive income is the change in stockholders’ equity arising from transactions other than investments by owners and distributions to owners. The significant component of comprehensive income, other than net income, is the foreign currency translation adjustments. The components of accumulated other comprehensive income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income, as reported	$15,175	$13,595	$44,017	$38,574
Foreign currency translation adjustments, net of taxes	(4,539)	6,362	(16,261)	13,631
Unrealized gain (loss) on securities available for sale, net of taxes	—	(1)	(2)	4

Comprehensive income	$10,636	$19,956	$27,754	$52,209

8. Common Stock Repurchases
During the three and nine months ended March 31, 2009, we repurchased 223,133 and 545,179 shares of our common stock, respectively, on the open market for approximately $10.7 million and $30.0 million (at an average repurchase price of $48.15 and $55.05, respectively per share), compared with 273,699 and 719,166 shares repurchased for approximately $20.9 million and $55.4 million (at an average repurchase price of $76.37 and $77.08, respectively per share) in the same periods in the prior fiscal year.
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
The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Numerator:
Net income	$15,175	$13,595	$44,017	$38,574
Denominator:
Weighted average shares used to compute net income per common share — basic	17,843	18,438	17,941	18,602
Effect of dilutive stock options	196	554	327	574

Weighted average shares used to compute net income per common share — diluted	18,039	18,992	18,268	19,176

Basic earnings per share	$0.85	$0.74	$2.45	$2.07

Diluted earnings per share	$0.84	$0.72	$2.41	$2.01

Antidilutive common equivalent shares related to stock options are excluded from the calculation of diluted shares. Approximately 1,278,270 and 352,481 shares were excluded at March 31, 2009 and 2008, respectively because they were antidilutive.
10. Goodwill and Other Intangible Assets
Information regarding our goodwill and other intangible assets reflects current foreign exchange rates.
The change in the carrying amount of goodwill for the nine months ended March 31, 2009 was as follows (in thousands):

Total
Balance as of July 1, 2008	$26,670
Translation adjustments	(1,834)
Additions	3,171

Balance as of March 31, 2009	$28,007

On July 1, 2008, we acquired a 100% ownership interest in a Swedish company through a step-acquisition, for which we previously held a 30% equity interest with a carrying amount of $760,000 at June 30, 2008, using a combination of cash and earn-out payment arrangements. The total purchase consideration for the incremental 70% ownership interest was approximately $1.5 million, excluding contingent earn-out payments based on a percentage of net income in 2009 through 2011. This acquisition allowed us to take control of our Sweden distributor for the purpose of further expanding the business. Approximately $952,000 of the purchase consideration was paid during the quarter ended September 30, 2008, with the remaining $505,000 payable on July 1, 2011 and included within other long-term liabilities at March 31, 2009. As a result of this acquisition, the $760,000 equity interest previously included within other assets was eliminated, and $1.5 million of goodwill was recorded along with $830,000 of identifiable intangible assets. The acquired goodwill was deductible for tax purposes.
On November 10, 2008, we entered into a purchase agreement with Caliper Life Sciences, Inc. to acquire the assets and liabilities of an established sample preparation line of products collectively known as AutoTrace, to complement our current analytical solutions. This purchase included the AutoTrace developed technology, trade name, inventories, non-competition covenant, customer list, and its related existing servicing obligations as of the purchase date. The purchase consideration totaled $5.1 million, including $5 million in cash, $65,000 in assumed liabilities and $23,000 of acquisition related costs. Based on our preliminary allocation of the purchase price, we recorded $1.7 million of goodwill for the purchase price paid in excess of $3.4 million in identifiable assets, consisting primarily of developed technology for $1.3 million, trade name for $1.1 million and inventory for $755,000. The acquired goodwill was deductible for tax purposes.
Our reporting units consist of our operating segments, the Chemical Analysis Business Unit (CABU) and the Life Sciences Business Unit (LSBU). Except for goodwill associated with the AutoTrace acquisition that was assigned to the CABU reporting unit, all goodwill has been previously assigned to the LSBU reporting unit. The evaluation of goodwill is based upon the fair value of this reporting unit. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we performed annual impairment tests on goodwill in April 2008 and determined that goodwill was not impaired. Additionally, there was no occurrence of events indicating a possible impairment of recorded goodwill as of March 31, 2009.
Information regarding our other intangible assets follows (in thousands):

	As of March 31, 2009			As of June 30, 2008
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Patents and trademarks	$7,088	$(1,828)	$5,260	$5,958	$(1,376)	$4,582
Developed technology	11,200	(9,966)	1,234	10,825	(10,825)	—
Customer lists	3,239	(988)	2,251	2,761	(880)	1,881

Total	$21,527	$(12,782)	$8,745	$19,544	$(13,081)	$6,463

Except for the acquired tradename “AutoTrace” of $1.1 million, which is not amortizable, we amortize patents and trademarks over a period of seven to sixteen years and the remaining weighted average amortization period for this category is approximately eleven years.
We amortize developed technology over a period of seven years based on experiences from our historical product cycles.
We amortize other intangibles over a period of two to ten years and the remaining weighted average amortization period for this category is approximately seven years.

Amortization expense related to intangible assets was $857,059 and $844,309 for the nine months ended March 31, 2009 and 2008, respectively. The remaining estimated amortization for each of the five fiscal years subsequent to March 31, 2009 is as follows (in thousands):

Remaining
Amortization
Expense
2009 (remaining three months)	$322
2010	1,210
2011	1,179
2012	1,213
2013	830
Thereafter	2,861

Total	$7,615

11. Warranty
Product warranties are recorded at the time revenue is recognized for certain product shipments. Warranty expense is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from our estimates, revisions to the warranty liability would be required.
Details of the change in accrued product warranty for the nine months ended March 31, 2009 and 2008 were as follows (in thousands):

				Actual
	Balance	Provision	Other	Warranty	Balance
	Beginning	For	Adjustments	Costs	End of
	of Period	Warranties	Accounts (1)	Incurred	Period
Accrued Product Warranty
Nine Months Ended:
March, 31, 2009	$3,444	$3,393	$(385)	$(3,578)	$2,874
March 31, 2008	$2,875	$2,565	$294	$(2,149)	$3,585

(1)	Effects of exchange rate changes
12. Commitments and Other Contingencies
Revenues generated from international operations are generally denominated in foreign currencies. We have entered into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At March 31, 2009, we had forward exchange contracts to sell foreign currencies totaling $17.7 million (including approximately $10.7 million in Euros, $5.1 million in Japanese yen, $0.8 million in Australian dollars and $1.1 million in Canadian dollars). The foreign exchange contracts outstanding at the end of the period mature within one month. Consequently, contract values and fair market values are the same. In March 2007, we entered into a $10.0 million cross-currency swap arrangement for Japanese Yen that matures in March 2010. Starting January 2008, we determined that this cross-currency swap qualified as a net investment hedge. As a result, during the three and nine months ended March 31, 2009, we marked to market an increase (decrease) in value of $1.0 million and $(900,000), respectively, in accumulated other comprehensive income as part of the foreign currency translation adjustment.
We have unsecured credit agreements with domestic and international financial institutions. The agreements provide for revolving unsecured lines of credit that we utilize primarily for our general corporate purposes, including stock repurchases and working capital needs. As of March, 31, 2009, we had a total of $28.8 million in available lines of credit with outstanding borrowings of $12.4 million maturing on December 31, 2009.
In July 2008, we acquired a Swedish company using a combination of cash and post acquisition earn-out payment arrangements. Under the purchase agreement, earn-out payments of 70% for fiscal 2009 and 30% for fiscal 2010 and 2011 as a percentage of the acquired company’s net income are payable to the seller at the end of each fiscal year. Each earn-out payment is contingent upon results of operations.

We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable, however, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No material claims for such indemnifications were outstanding as of March 31, 2009. We have not recorded any liabilities for these indemnification agreements at March 31, 2009 or June 30, 2008.
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
Our sales of products, installation and training services and maintenance within this reportable segment were detailed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Products	$80,637	$86,658	$252,601	$243,596
Installation and Training Services	2,600	2,342	8,490	8,132
Maintenance	11,159	9,356	29,781	27,089

	$94,396	$98,356	$290,872	$278,817

Long-lived assets consist principally of property and equipment. No single customer contributed to more than 10% of revenue during the three and nine months ended March 31, 2009, and revenue from services was less than 10% of revenue during the same periods.
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
Our total amount of unrecognized tax benefits as of June 30, 2008 was $14.2 million, of which $1.9 million, if recognized, would affect our effective tax rate. The liability for income taxes associated with uncertain tax positions is classified in deferred and other income taxes payable. For the nine months ended March 31, 2009, we have recorded an increase of $1.2 million in unrecognized tax benefits as a result of our ongoing evaluation of uncertain tax positions.
We record interest and penalties related to unrecognized tax benefits in income tax expense. At June 30, 2008, we had approximately $1.9 million accrued for estimated interest and penalties related to uncertain tax positions. During the nine months ended March 31, 2009 and 2008, we accrued a total of $603,000 and $737,000, respectively in interest on these uncertain tax positions.

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
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of March 31, 2009 (in thousands):

		Fair Value Measurements at March 31, 2009
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets or	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market	$2,752	$2,752	$—	$—
Equity indexed derivatives	500	—	500	—

Total	$3,252	$2,752	$500	$—

Liabilities:
Foreign currency contracts	$1,964	$1,964	$—	$—

Reported as:

		Fair Value Measurements at March 31, 2009
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets or	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents (1)	$2,752	$2,752	$—	$—
Short-term investments	500	—	500	—

Total	$3,252	$2,752	$500	$—

Liabilities:
Foreign currency contracts (2)	$1,964	$1,964	$—	$—

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2009.

(2)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2009.

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
Overview
This quarter was one of the more challenging quarters that we have experienced in many number of years. We saw some decline in customer demand mainly driven by weaker economic conditions in some countries and/or specific end-user markets. Despite the weakness caused by the current economic conditions, we were able to grow our top line organically on a local currency basis, excluding the negative effects of currency fluctuations. We had strong earnings growth this quarter. We were able to grow our operating income and expand our operating income margin by 250 basis points compared to the third quarter last year despite a decline in reported sales for the quarter. We achieved these results through tight controls on manufacturing costs and operating expenses. We anticipate that our sales in the fourth quarter will continue to be affected by the global economic weakness. We estimate that our sales in the fourth quarter will decline due to the negative effects of currency fluctuations. We estimate that excluding the negative effects of currency fluctuation, sales will be approximately flat in the fourth quarter compared with the fourth quarter last year. We will continue to manage our expenses to try to minimize the impact on our profitability.
Our results of operations for the three months ended March 31, 2009 reflect weaker demand for our instrumentation and consumables products. In the third quarter, we achieved growth in our end-user markets of life sciences, environmental, food and beverage, and power. Demand from our customers in our chemical/petrochemical and electronics markets was down sharply compared to third quarter of last year. We anticipate these market trends to continue in the short term.
Results of Operations
Net sales for the third quarter of fiscal 2009 were $94.4 million, compared with $98.4 million reported for the same period in the prior year, reflecting a decrease of 4%. Operating income for the quarter was $21.6 million, an increase of 8% over operating income for the third quarter of fiscal 2008 of $20.0 million. Cash flow from operating activities during the quarter was $18.4 million compared with $24.9 million for the third quarter of fiscal 2008, reflecting a decrease of 26%. Our gross profit margin for the quarter was 68.0%, an increase compared to 65.6% for the same period last year. Selling, general and administrative expenses were 37.4% of net sales during the quarter, compared to 37.8% reported in the same period last year. Research and product development expenses for the quarter were 7.7% of net sales, up slightly from the 7.5% reported in the same period last year. Diluted earnings per share increased 17% to $0.84 for the third quarter, compared to $0.72 reported in the same period last year. Net sales in the nine months ended March 31, 2009 were $290.9 million, an increase of 4% compared with the $278.8 million reported in the first nine months of fiscal 2008. Operating income was $67.0 million during the first nine months of fiscal 2009, an increase of 14% over operating income for the same period during the prior year of $58.7 million. Cash flow from operations for the first nine months of fiscal 2009 was $50.5 million compared with $50.0 million for the first nine months of fiscal 2008. Gross profit margin for the nine months ended March 31, 2009 was 67.6% compared to 66.2% during the same period in the prior year.

Net sales
Net sales for the third quarter of fiscal 2009 were $94.4 million, compared with $98.4 million reported for the same period in the prior year, reflecting a decrease of 4%, including a $5.0 million in adverse currency effect. Net sales in North America decreased by 13% in the third quarter of fiscal 2009 to $23.7 million, compared to $27.2 million during the same period in the prior year due to an adverse currency fluctuation of $0.6 million and lower demand from our life sciences and chemical/petrochemical customers. Net sales in North America decreased by 5% in the nine months ended March 31, 2009 to $75.8 million compared to $79.6 million during the nine months ended March 31, 2008 due to continuing weakened demand. Net sales in Europe decreased by 11% to $34.8 million in the third quarter of fiscal 2009, compared to $39.2 million during the same period in the prior year due to adverse currency fluctuations of $4.3 million. Excluding the impact of currency fluctuations, net sales in Europe increased to $39.1 million, essentially flat, in the third quarter of fiscal 2009. Net sales in Europe remained substantially the same for the nine months ended March 31, 2009, $118.2 million compared to $118.6 million during the nine months ended March 31, 2008, due to an adverse currency effect offsetting a mix of growth in demand for IC products and weakness in our HPLC products especially from our life sciences customers. Net sales in the Asia/Pacific region increased by 12% in the third quarter of fiscal 2009 to $35.9 million, compared to $32.0 million during the same period in the prior year, driven by increased sales in Japan, China, and India. Net sales increased 20% in the nine months ended March 31, 2009 to $96.9 million compared to $80.6 million in the nine months ended March 31, 2008 as a result of strong sales growth in China, Australia, Singapore and India.
We are subject to the effects of foreign currency fluctuations that have an impact on net sales. Overall, currency fluctuations decreased reported net sales for the three months ended March 31, 2009 by $5.0 million, or 5% compared to the same quarter last year. Currency fluctuations decreased reported net sales by $4.2 million or 1.4% for the nine months ended March 31, 2009 compared to the same period last year.
Percentage changes in net sales over the corresponding period in the prior year were as indicated in the table below:

	Three Months	Nine Months
	Ended	Ended
	March 31, 2009	March 31, 2009
Percentage change in net sales	-4.0%	4.3%
Total:
By geographic region:
North America	-12.8%	-4.8%
Europe	-11.2%	-0.4%
Asia/Pacific	12.2%	20.2%
Percentage change in net sales excluding currency fluctuations over the corresponding period in the prior year were as indicated in the table below:

	Three Months	Nine Months
	Ended	Ended
	March 31, 2009	March 31, 2009
Percentage change in net sales excluding currency fluctuations	1.1%	5.8%
Total:
By geographic region:
North America	-10.5%	-3.5%
Europe	-0.2%	2.9%
Asia/Pacific	12.6%	19.3%
Gross margin
Gross margin for the third quarter of fiscal 2009 was 68.0%, up substantially from the 65.6% gross profit margin reported in the third quarter last year. Despite the strengthening of the U.S. dollar the margin was up due to tight cost controls, positive results from our ongoing product cost reduction projects and a positive geographic mix. Gross margin for the first nine months of fiscal 2009 was 67.6%; an increase from the 66.2% reported in the first nine months of fiscal 2008 as a result of our tight cost controls and cost reduction efforts.

Operating expenses
Operating expenses of $42.6 million for the third quarter of fiscal 2009 decreased by $1.9 million, or 4.3%, from the $44.5 million reported in the same quarter last year. As a percentage of net sales, operating expenses were 45.1% for the third quarter of fiscal 2009, a decrease from the 45.2% of sales reported in the third quarter of fiscal 2008. The effects of foreign currency fluctuations decreased total operating expenses by $2.6 million, or 5.9%, for the quarter ended March 31, 2009, compared to an increase of 5% during the same period in the prior year. Excluding currency effects, the $740,000 increase in operating expenses was attributable primarily to the addition of our new subsidiary in Sweden and targeted expense growth in Asia/Pacific, specifically in China to further build our infrastructure and footprint in this strategic market. Operating expenses for the nine months ended March 31, 2009 were $129.5 million, representing a 3.0% increase over the corresponding period during the prior year of $125.7 million mainly due to the continued expansion in China, India and Sweden.
Selling, general and administrative (SG&A) expenses were $35.3 million for the third quarter of fiscal 2009, compared with $37.2 million for the same quarter of fiscal 2008. As a percentage of net sales, SG&A expenses were 37.4% in the third quarter of fiscal 2009, compared to 37.8% in the same period in fiscal 2008. Effects of foreign currency fluctuations decreased SG&A expenses by $2.3 million, or 6.2%, in the third quarter of fiscal 2009. SG&A expenses, excluding currency effects, grew by $0.5 million, or 1.3%, compared to the third quarter of fiscal 2008, due to our continued expansion in the Asia/Pacific region and expenses from our new subsidiary in Sweden. SG&A expenses for the nine month period ended March 31, 2009 increased by 3.4%, or $3.5 million, to $107.7 million from $104.2 million during the same period of fiscal 2008 mainly due to the net effect of foreign currency fluctuations and expansion in the Asia/Pacific region particularly in China and India to further build our infrastructure and footprint in these two strategic markets.
Research and product development (R&D) expenses were $7.3 million for the third quarter of fiscal 2009, unchanged from the $7.3 million reported in the third quarter of fiscal 2008. As a percentage of net sales, R&D expenses increased marginally to 7.7% in the third quarter of fiscal 2009 when compared to 7.5% in the third quarter of fiscal 2008. R&D expenses for the nine months period ended March 31, 2009 increased 0.9% to $21.7 million from $21.5 million in the same period of fiscal 2008 mainly due to the increased project material costs of our new product pipeline.
Income taxes
The effective tax rate in the third quarter of fiscal 2009 was 29.6%, reflecting a decrease from 32.7% reported for the third quarter of fiscal 2008. The relative decrease in our tax rate was due to higher research tax credits, higher foreign tax credits and differences between our prior year provision and the actual tax return totaling approximately $1 million. The effective tax rate for the nine months ended March 2009 and 2008 were 34.1% and 33.8%, respectively, showing a small difference due to mix of taxable income by tax jurisdiction. We anticipate our tax rate will be in the range of 35.0% to 36.0% for the remainder of fiscal year 2009.
Net income
Net income in the third quarter of fiscal 2009 increased 11.8% to $15.2 million, compared with $13.6 million reported for the same period last year. Net income for the nine month period ended March 31, 2009 was $44.0 million, an increase of 14.0% from $38.6 million in the same period of fiscal 2008.
Liquidity and Capital Resources
At March 31, 2009, we had cash and equivalents and short-term investments of $72.4 million. Our working capital was $113.7 million, an increase of $6.9 million from $106.8 million reported at March 31, 2008.
Cash generated by operating activities for the nine months ended March 31, 2009 was $50.5 million, compared with $50.1 million for the same period last year. A lower level of prepaid expenses, an increase in deferred revenues, and better cash collection of accounts receivable contributed to operating cash. These increases were partially offset by a decrease to operating cash from an increase in prepaid income taxes and inventories due to a build up of inventories to support growth in Asia and new product introductions.
Cash used for investing activities was $15.8 million in the nine months of fiscal 2009. Capital expenditures for the first nine months of fiscal 2009 were $9.3 million which included purchases related to our general operations, expansion of our IT platform and refurbishment of a building in Sunnyvale. Additionally, $6.0 million was paid in connection with the acquisition of a Swedish company and the AutoTrace sample preparation product line.

Cash used for financing activities was $31.4 million in the nine months of fiscal 2009. The use of cash was primarily attributable to the repurchase of 545,179 shares of our common stock for $30.0 million, offset by $6.7 million in proceeds from issuance of common stock, a tax benefit related to equity incentive plans of $1.4 million and net reduction of $9.4 million in short-term borrowings.
At March 31, 2009, we had utilized $12.4 million of our $28.8 million in committed bank lines of credit. The borrowings were used to repurchase shares of our common stock and for other corporate activities.
We believe that our cash flow from operating activities, current cash, cash equivalents and short-term investments and the remainder of our bank lines of credit will be adequate to meet our cash requirements for at least the next twelve months.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at March 31, 2009, and the payments due in future periods (in thousands):

	Payments Due by Period
		Less
		Than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Short-Term Borrowings	$12,385	$12,385	$—	$—	$—
Long-Term Debt Associated with Business Purchase	505	—	505	—	—

Operating Lease Obligations	15,616	5,263	5,556	2,062	2,735

Total	$28,506	$17,648	$6,061	$2,062	$2,735

There have been no material changes to our operating lease obligations outside ordinary business activities since June 30, 2008. Our outstanding borrowings under our lines of credit decreased to $12.4 million at March 31, 2009 from $21.5 million at December 31, 2008. These amounts are due in a period of less than one year.
The amounts above exclude liabilities under FIN 48, as we are unable to reasonably estimate the ultimate amount or timing of settlement.
New Accounting Pronouncements
Recently Adopted Accounting Pronouncement. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 157”), Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“SFAS No. 157-2”), was further released in February 2008 to amend the effective date pertaining to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until years beginning after November 15, 2008. Effective July 1, 2008, we adopted SFAS No. 157, except as it applies to the non-financial assets and non-financial liabilities subject to SFAS No. 157-2. Additional disclosures are provided in Note 15.
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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, which will be the Company’s fiscal year beginning July 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on the Company’s consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent consideration and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period that impacts income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period for fiscal years beginning on or after December 15, 2008 (for Dionex, beginning with our fiscal 2010) with early adoption prohibited. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on the Company’s consolidated financial position, results of operations and cash flows.
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
There have been no significant changes during the nine months ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
In April 2009, the FASB issued FASB Staff Position (“FSP”), FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the potential impact, if any, of the application of FSP FAS 115-2 and FAS 124-2 on its consolidated financial position, results of operations and cash flows.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact, if any, of the application of FSP FAS 107-1 and APB 28-1 on its consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the guidance in SFAS No. 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. Further, this FSP eliminated the specific subsequent accounting guidance for contingent assets and liabilities from SFAS No. 141(R), without significantly revising the guidance in SFAS No. 141. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R). This FSP is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141(R)-1 on the Company’s consolidated financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to financial market risks from fluctuations in foreign currency exchange rates, interest rates and stock prices of marketable securities. With the exception of the stock price volatility of our marketable equity securities, we manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of nonperformance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices could cause significant changes in the costs to manufacture and deliver our products and in customers’ buying practices. We have not substantially changed our risk management practices during fiscal 2008 or the first nine months of fiscal 2009 and we do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our current risk management practices.
Foreign Currency Exchange. Revenues generated from international operations are generally denominated in foreign currencies. We entered into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At March 31, 2009, we had forward exchange contracts to sell foreign currencies totaling $17.7 million (including approximately $10.7 million in Euros, $5.1 million in Japanese yen, $0.8 million in Australian dollars and $1.1 million in Canadian dollars). The foreign exchange contracts outstanding at the end of the period mature within one month. Additionally, contract values and fair market values are the same.
In March 2007, we entered into a $10.0 million cross-currency swap arrangement for Japanese Yen which matures in March 2010. This derivative instrument did not qualify for net investment hedge accounting and was deemed to be an ineffective hedge instrument because, at the inception of the hedge transaction, there was no formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. Therefore, we marked to market the decrease in value of approximately $1 million for the nine months ended December 31, 2007 and this amount was recorded in other expense, net. Starting January 2008, we determined that the cross-currency swap qualified as a net investment hedge. As a result, during the three months and nine months ended March 31, 2009, we marked to market an increase (decrease) in value of $1.0 million and $(900,000), respectively, in accumulated other comprehensive income as part of the foreign currency translation adjustment.
Interest and Investment Income. Our interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at March 31, 2009 and June 30, 2008 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on our actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense. At March 31, 2009, we had notes payable of $12.9 million. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding debt balance at March 31, 2009, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements and the level of borrowings maintained by us.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2009 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.

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
We derived approximately 74% and 75% of our net sales from outside the United States in the third quarter of 2009 and 2008, respectively, and expect to continue to derive the majority of net sales from outside the United States for the foreseeable future. Most of our sales outside the United States are denominated in the local currency of our customers. As a result, the U.S. dollar value of our net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on our results of operations. In the last few years, our results of operations have been positively affected from the depreciation of the U.S. dollar against the Euro, the Japanese yen and other foreign currencies, but there can be no assurance that this positive impact will continue. More recently, our results of operations have been negatively impacted by the appreciation of the U.S. dollar against other currencies.
Credit risks associated with our customers may adversely affect our financial position or result of operations.
Because trade credit is extended to many of our customers, the current global economic condition may adversely affect our ability to collect on accounts receivable that are owed to us. In general, our customers are evaluated for their credit worthiness as part of our operating policy, and letters of credit are utilized to mitigate credit risks when possible. We believe we have adopted the appropriate operating policies to address the customer credit risk under a stable economic environment. Nevertheless, given the current global economic situation we could experience delays in collection on accounts receivable that are owed to us. As a result, this could adversely affect our financial position or result of operations.
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
Most of our short term debt is in the United States. While there is a substantial cash requirement in the U.S. to fund operations and capital expenditures, service debt obligations, finance potential acquisitions and continue authorized stock repurchases, a significant portion of our cash is maintained and generated from foreign operations. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the U.S. to address these requirements through cash from U.S. operations, efficient and timely repatriation of cash from overseas and other sources obtained at an acceptable cost.
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
Our business, financial condition and results of operations may be affected by various economic factors, including the current world-wide market disruptions and economic downturn which may continue for the foreseeable future. The current downturn in global economic conditions may make it more difficult for us to maintain revenue growth and profitability performance. In an economic recession or under other adverse economic conditions, customers may be less likely to purchase our products and vendors may be more likely to fail to meet contractual terms. A continuing decline in economic conditions may have a material adverse effect on our business.
Our executive officers and other key employees are critical to our business, they may not remain with us in the future and finding talented replacements may be difficult.
Our operations require managerial and technical expertise. Each of the executive officers and key employees is employed “at will” and may leave our employment at any time. In addition, we operate in a variety of locations around the world where the demand for qualified personnel may be extremely high and is likely to remain so for the foreseeable future. As a result, competition for personnel can be intense and the turnover rate for qualified personnel may be high. The loss of any of our executive officers or key employees could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. An inability to hire, train and retain sufficient numbers of qualified employees would seriously affect our ability to conduct our business. In April 2009, we hired a new President and Chief Executive Officer, Dr. Frank Witney, to succeed Lukas Braunschweiler who had served as our President and Chief Executive Officer since 2002. The success of our business will depend in part on the successful integration of Dr. Witney into our management team and the continued success of Dr. Witney and the rest of our management team in developing and executing the Company’s strategic plans.
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
The following table indicates common shares repurchased and additional shares added to the repurchase program during the three months ended March 31, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total
			Number of		Maximum
			Shares		Number of
			Purchased	Additional	Shares that
	Total	Avg.	as Part of	Shares	May Yet Be
	Number	Price	Publicly	Authorized	Purchased
	of Shares	Paid	Announced	for	Under the
Period	Purchased	per Share	Program	Purchase (1)	Program (2)
January 1 — 31, 2009	—	—	7,344,554	2,100	1,233,581
February 1 — 28, 2009	203,133	$48.78	7,547,687	157,457	1,187,905
March 1 — 31, 2009	20,000	$41.78	7,567,687	5,000	1,172,905

Total	223,133	$41.15	7,567,687	164,557	1,172,905

(1)	The number of shares represents the number of shares issued pursuant to employee stock plans that are authorized for purchase.

(2)	The number of shares includes (i) 1.0 million shares of common stock approved for repurchases in October 2008, plus (ii) that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to August 2006 minus the number of shares repurchased, plus (iii) the number of shares remaining from the repurchase authorization in August 2006.
DIVIDENDS
As of March 31, 2009, we had paid no cash dividends on our common stock and we do not anticipate doing so in the foreseeable future.

EXHIBIT INDEX
Item 6. EXHIBITS

Exhibit
Number	Description	Reference
3.1	Restated Certificate of Incorporation, filed December 12, 1988	(1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation, filed December 1, 1999 (Exhibit 3.2)	(11)
3.3	Amended and Restated Bylaws, dated August 6, 2008 (Exhibit 99.1)	(4)
4.1	Stockholder Rights Agreement dated January 21, 1999, between Dionex Corporation and Bank Boston N.A.	(2)
10.1	Medical Care Reimbursement Plan as amended October 30, 2007 (Exhibit 10.1)	(7)
10.2	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.15)	(3)
10.3	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex
	Corporation (Exhibit 10.17)	(5)
10.4	Dionex Corporation 2004 Equity Incentive Plan, as amended October 2007 (Exhibit 10.1)	(12)
10.5	Form of Stock Option Agreement for non-employee directors (Exhibit 10.5)	(13)
10.6	Form of Stock Option Agreement for other than non-employee directors (Exhibit 10.6)	(13)
10.7	Form of Stock Unit Award Agreement for non-employee directors (Exhibit 10.2)	(12)
10.8	Form of International Stock Option Agreement (Exhibit 10.8)	(7)
10.9	Employee Stock Participation Plan (Exhibit 10.13)	(6)
10.10	Second amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex
	Corporation (Exhibit 10.1)	(8)
10.11	Change in Control Severance Benefit Plan, as amended August 6, 2008 (Exhibit 10.13)	(9)
10.12	Third amendment to Credit Agreement dated December 1, 2006 between Wells Fargo Bank and Dionex
	Corporation (Exhibit 10.8)	(10)
10.13	Form of Stock Unit Award Agreement for U.S. employees (Exhibit 10.9)	(9)
10.14	Form of Stock Unit Award Agreement for International employees (Exhibit 10.10)	(9)
10.15	Form of Indemnification Agreement (Exhibit 10.1)	(14)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibit in our Annual Report on Form 10-K filed September 20, 1989. (file no. 000-11250).

(2)	Incorporated by reference to the corresponding exhibit in our Quarterly Report on Form 10-Q filed February 16, 1999. (file no. 000-11250).

(3)	Incorporated by reference to the indicated exhibit in our Quarterly Report on Form 10-Q filed February 14, 2001. (file no. 000-11250).

(4)	Incorporated by reference to the indicated Exhibit in our Form 8-K filed August 11, 2008.

(5)	Incorporated by reference to the indicated Exhibit in our Annual Report on Form 10-K filed September 24, 2003. (file no. 000-11250).

(6)	Incorporated by reference to the indicated exhibit in our Annual Report on Form 10-K filed September 10, 2004.

(7)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed November 9, 2007.

(8)	Incorporated by reference to the indicated exhibit in our current Report on Form 8-K filed December 22, 2004.

(9)	Incorporated by reference to the indicated exhibit in our Annual Report on Form 10-K filed August 29, 2008.

(10)	Incorporated by reference to the indicated exhibit in our Quarterly Report on Form 10-Q filed February 9, 2007.

(11)	Incorporated by reference to the indicated exhibit in our Form 10-K filed August 29, 2007.

(12)	Incorporated by reference to the indicated exhibit in our Form 8-K filed October 15, 2007.

(13)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 8, 2008.

(14)	Incorporated by reference to the indicated exhibit in our Form 8-K filed November 3, 2008.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION (Registrant)
Date: May 8, 2009
	By:	/s/ Craig A. McCollam
Craig A. McCollam
Senior Vice President and Chief Financial Officer (Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)

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