Form 10-K
period 2009-06-30
DIONEX CORP /DE
filed 2009-08-28
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2009
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check market whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates on December 31, 2008 (based upon the closing price of such stock as of such date) was $790,213,047.
As of August 27, 2009, 17,703,735 shares of the registrant’s Common Stock were outstanding.
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 26, 2009 are incorporated by reference in Part III of this Annual Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements set forth or incorporated by reference in this Form 10-K, as well as in the Dionex Annual Report to Stockholders for the year ended June 30, 2009, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry conditions, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such risks and uncertainties include: general economic conditions, foreign currency fluctuations, the risks associated with international sales and operations, fluctuation in worldwide demand for analytical instrumentation, fluctuations in quarterly operating results, competition from other products, existing product obsolescence, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as set forth under “Item 1A. “Risk Factors” and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. Dionex undertakes no obligation to update these forward-looking statements.
PART I

Item 1.	BUSINESS
OVERVIEW
Dionex Corporation designs, manufactures, markets, and services analytical instrumentation, related accessories, and chemicals. Our products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications.
We have evaluated those business activities that are regularly reviewed by our senior management and have determined that we have two operating segments that are aggregated into one reportable segment. Financial information for our one reportable segment is provided in Item 8 of this Form 10-K.
Unless the context otherwise requires, the terms “Dionex,” “we,” “our” and “us” and words of similar import as used in this report include Dionex Corporation and its consolidated subsidiaries. Dionex Corporation was incorporated as a California corporation in 1980 and reincorporated in Delaware in 1986.
PRODUCTS AND SERVICES
We design, manufacture, market, and service a range of liquid chromatography systems, sample preparation devices, and related products used by chemists to separate and quantify the individual components of complex chemical mixtures relevant to many major industrial, research, and laboratory markets.
Our liquid chromatography systems are currently focused in two product areas: ion chromatography (IC) and high performance liquid chromatography (HPLC). We offer a mass spectrometer detector coupled with either IC or HPLC systems. For sample preparation, we provide accelerated solvent extraction (ASE®) systems and AutoTrace® instruments. In addition, we develop and manufacture consumables, detectors, automation, and analysis systems for use in or with liquid chromatography systems. Each of these product areas is described below.
Ion Chromatography
Ion chromatography is a form of chromatography that separates ionic (charged) molecules, usually found in water-based solutions, and typically detects them based on their electrical conductivity. The sale of our IC systems and related columns, suppressors, detectors, automation, and other products accounted for over 60% of our net sales in each of fiscal 2009, 2008 and 2007.
Our IC products are used in a wide range of analytical applications, including environmental monitoring, quality control of pharmaceuticals, corrosion monitoring, and evaluation of raw materials, quality control of industrial processes and products, research and development, and regulation of the chemical composition of food, beverage, and cosmetic products. Major customers include environmental testing laboratories, life science and food companies, chemical/petrochemical firms, power generation facilities, electronics manufacturers, government agencies, and academic institutions.

In fiscal 2003, we introduced the industry’s first Reagent-Free™ IC (RFIC™) systems by combining eluent generation and advanced eluent suppression technologies, eliminating the need for manual preparation of eluents and reagents. Eluents are solvents used to separate materials in the chromatography process. Reagents are substances used in a chemical reaction to detect, measure, examine, or produce other substances. RFIC systems simplify ion chromatography while increasing its sensitivity and reproducibility. RFIC systems also eliminate errors associated with manual reagent preparation. In fiscal 2005, we further expanded our RFIC capabilities by offering dual RFIC capabilities. In fiscal 2006, we expanded this powerful technology further by introducing RFIC for carbonate/bicarbonate eluents, and continued this expansion in fiscal 2007 by introducing RFIC systems with Eluent Regeneration (RFIC-ER™ systems). Using this technology, our customers are able to regenerate eluent, thus saving time and money on eluent preparation while providing greater consistency of results.
We offer a wide range of systems for IC:
Our ICS-3000 RFIC system — introduced in fiscal 2005 — is a modular system that expands our RFIC systems to a wider range of eluents. This premier product in our IC family is expandable from a single to a dual system in one footprint; one system can be configured to do the work of two systems. The ICS-3000 features the latest advancements in IC, including dual eluent generation capabilities, continuously regenerated trap column capabilities, and the SRS® Self-Regenerating Suppressor. The ICS-3000 delivers flow rates ranging from microbore to semipreparative for isocratic as well as extended gradient applications. Flexible analytical capability is offered by interfacing with several detectors including conductivity, electrochemical, UV-vis, photodiode array, and mass spectrometry. For sample introduction, the system is available with the AS Autosampler, capable of sample preparation functions, preconcentration, and matrix elimination for removal of interfering analytes and enhancing detection abilities. One AS Autosampler can be shared between two systems, for advantages in applications and cost. The ICS-3000 RFIC system allows customers to run parallel or two dimension (2-D) chromatography analysis for maximizing productivity or running different types of challenging applications. Chromeleon® Chromatography Data System (Chromeleon) software, available with the ICS-3000, provides powerful data processing, automation and control features, audit trail, intuitive database management, and full client-server capabilities using an easy to navigate graphical user interface. Together, the hardware and software offer System Wellness, a feature that automatically schedules calibration, validation, and routine maintenance on each module. Built-in diagnostics can be prompted from the software to help troubleshoot and track useful parameters such as absorbance detector lamp life and column usage. For customers that do not require the full capabilities of our Chromeleon software, we offer Chromeleon Xpress for stand-alone control of the ICS-3000.
Our ICS-2100 RFIC system, introduced in fiscal 2009, adds eluent regeneration controls and sample-preparation capabilities while maintaining the advantages of its predecessor, the ICS-2000 system introduced in fiscal 2003. The ICS-2100 is totally integrated and preconfigured RFIC system designed to perform with all types of electrolytically generated eluents for isocratic and gradient IC separations using suppressed conductivity detection. The system is controlled from an LCD touch pad front panel or using Chromeleon software. The ICS-2100 occupies minimal space and delivers all the advantages of an RFIC system, including ease-of use, consistency and superior performance compared to systems using manually prepared eluents.
Our ICS-1600 system, introduced in fiscal 2009, adds integrated eluent regeneration control to the capabilities of its predecessor, the ICS-1500. The ICS 1600 is a fully integrated and preconfigured system designed to perform IC separations using suppressed conductivity detection. The system is available with a dual-piston pump, thermally controlled conductivity cell, column heater, and optional in-line vacuum degassing. The system is controlled from an LCD touch pad front panel or using Chromeleon software.
Our ICS-1100, introduced in fiscal 2009, improves upon its predecessor, the ICS-1000 by including controls for eluent regeneration. The ICS-1100 is an integrated and preconfigured system that performs IC separations using conductivity detection. The system features a dual-piston pump, LED status front panel, and is controlled by our Chromeleon software. Options include column heating and in-line vacuum degassing. The ICS-1100 provides built-in control for electrolytic suppression technology to provide high performance and ease of use.
Our ICS-900 integrated IC system, introduced in fiscal 2008, is designed for routine ion analysis and provides easy operation and stable performance. The system features a dual-piston pump and MMS™ 300 suppression with DCR technology that provides low noise and fast startup. It occupies minimal bench space, making it an attractive solution for small laboratories.
Introduced in fiscal 2009, the AS-DV Autosampler (AS-DV) is a low-cost, rugged, metal-free automated sample loading device designed especially for ion chromatography applications. Random access, optional sample filtration integrated into the vials, an optional high-pressure switching valve, and Chromeleon software make this autosampler highly flexible, and improve results when used with our IC systems. For more complex needs, we offer the AS Autosampler (AS). The AS is a high-performance, random vial access autosampler with automated sample injection used primarily with high-end RFIC systems. We also provide the simultaneous injection AS Autosampler for concurrent injection of a sample onto two analytical systems or one ICS-3000 Dual RFIC System for running unique or similar applications.

In fiscal 2007, we introduced the AS-HV Autosampler (AS-HV). The AS-HV allows customers to inject volumes up to 250 mL, and is designed for customers performing trace analysis.
High Performance Liquid Chromatography
HPLC is a form of chromatography that separates a wide range of small and large molecules, such as pharmaceuticals, metabolites, and biologics. HPLC typically quantifies the components by measuring the amount of light that the molecules absorb or emit when exposed to a light source. Our HPLC customers include life science companies active in biological research, biotechnology, pharmaceutical drug discovery, development, and manufacturing, as well as other industrial sectors, such as the food and beverage, chemical/petrochemical, and environmental markets. Sales of our HPLC products and related columns, suppressors, detectors, automation, and other products accounted for approximately 30% of our net sales in each of fiscal 2009, 2008 and 2007.
Analytical HPLC — We offer the following products for traditional and analytical HPLC:
Our UltiMate® 3000 HPLC system is designed for analytical, micro, semipreparative, nano, and capillary flow rates. Introduced in fiscal 2006, the system consists of single or dual-high precision pumps providing accurate, highly reproducible isocratic or gradient separations from 0.001 mL/min (nano LC) to 100 mL/min (semipreparative) depending on the configuration. The UltiMate 3000 system allows advanced chromatography techniques such as tandem, two-dimensional, on-line SPE, and parallel applications. Chromeleon software, available with the UltiMate 3000, provides powerful data processing, automation and control features, audit trail, intuitive database management, and full client-server capabilities using an easy-to-navigate graphical user interface. Chromeleon software offers System Wellness, a feature that automatically schedules calibration, validation, and routine maintenance on each module. Built-in diagnostics can be prompted from the software to help troubleshoot and track useful parameters such as absorbance detector lamp life and column usage. Advanced system startup, shutdown, control and applications are delivered using a combination of unique hardware and software interaction known as Intelligent LC (LCi) capabilities.
Ultrafast HPLC — UHPLC features high pressures, high flow rates and small particles in columns to accelerate separations. We offer the following products for UHPLC:
Our UltiMate 3000 Rapid Separation LC (RSLC) system provides ultrafast, ultrahigh-resolution LC separations using high flow rates for increased throughput. Its unique combination of extensive pressure range, high flow rates, and ultrafast data collection facilitates high peak capacity in the shortest run times, such as separations of 10 peaks in 10 seconds. The system features precision-engineered parts and robust operation to maximize reliability and instrument uptime. As well as supporting UHPLC methods, the UltiMate 3000 RSLC also runs conventional LC methods with its flexible components. The RS Wellplate Autosampler’s patented injection valve can inject 100 µL at 800 bar pressure robustly. It works with a multitude of different sample formats, supporting a maximum of 1,167 samples. Column compartments are available with integrated column switching valves to use up to six columns of up to 30 cm length at the same time. UV detectors come with a selection of micro and analytical flow cells, available in stainless steel or bioinert PEEK™. Each component stacks and operates together seamlessly, with full support by Chromeleon software. LCi provides advanced capabilities and Chromeleon features that interact with hardware. The system is designed for use with Acclaim RSLC columns, which feature small particle sizes for efficiently resolving peaks, thus optimizing fast LC applications. Any module of the UltiMate 3000 product line may be integrated into the RSLC system.
Bioinert HPLC — For optimal analysis of proteins and other biomolecules it is necessary to prevent chemical interaction with the system flow path. Bioanalysis using traditional stainless steel HPLC systems can compromise both the results and the limited, precious sample. Our approach to the analysis of biomolecules is as follows:
Our UltiMate 3000 Titanium system, introduced in fiscal 2008, features a bioinert, titanium pump and bioinert flow path to preserve chemically unstable biomolecules. The system provides high-performance dual-piston pumps, and includes a choice of absorbance and photodiode array detectors. These options allow for a wide range of large-molecule applications including quantification of proteins and peptides, nucleic acids, and other biomolecules. The system easily performs semiprep, standard, microbore, capillary, and nano gradient applications with flow rates ranging from 0.001 to 6 mL/min. Isocratic separations are supported with an even wider flow rate range (up to 10 mL/min). The UltiMate 3000 Titanium system is available with Chromeleon software. As with other UltiMate 3000 systems, the unique interaction of software and hardware delivers advanced LCi capabilities.

Capillary/nano LC — Capillary/nano LC is a form of HPLC that uses low flow rates for analyzing sample volumes much smaller than those analyzed using traditional analytical HPLC. We offer the following system for capillary/nano HPLC:
Our UltiMate 3000 Proteomics Multidimensional LC (MDLC) system is a unique x2 dual-gradient nano HPLC that enables ion-exchange and reversed-phase separations on one system. The advanced WPS-3000 Wellplate sampler delivers both injection and fractionation. This allows the UltiMate Proteomics MDLC system to provide fully automated off-line LC and protein prefractionation with nanoflow capabilities for the final analytical stage. Accurate, precise flow deliveries down to 50 nL/min can be achieved. The system reduces solvent consumption without compromising application flexibility. On-line fraction collection on Matrix-assisted laser description ionization (MALDI) targets is possible. System fractionation control and visualization of 2-D retention maps are delivered by the Chromeleon software. The interaction between hardware and software features LCi techniques, including advanced column switching, parallel LC, and other applications. The UltiMate Proteomics MDLC simplifies separation processes, leading to higher sample throughput, more reliable results, and improved laboratory productivity.
Our UltiMate 3000 Capillary-/Nano-LC system, introduced in fiscal 2005, is a dedicated microseparation system consisting of single or dual high-precision pumps coupled with patented flow control capabilities utilizing a proprietary method of flow splitting to provide accurate, reproducible isocratic and gradient separations from 50 nL/min to 2.5 mL/min, depending on the configuration. The UltiMate Capillary-/Nano-LC system also has a specially developed UV detector. This detector, coupled with our proprietary capillary flow cells, allows the most sensitive UV detection in microcolumn separations. Accessories for the UltiMate Capillary-/Nano-LC system system include the WPS-3000 Wellplate autosampler and the FLM-3100 Flow Control module for flow control in a thermostated column compartment that also allows column switching. The system delivers advanced techniques and intelligent startup and shutdown features as part of its LCi solutions with Chromeleon.
We offer the Probot™ microfraction collector for the micro-analysis market. The Probot allows collection or dispensation of micro-fractions and is also used for precision spotting of MALDI — Time of flight mass spectrometer target plates.
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
For HPLC applications, we offer the WPS-3000 series of autosamplers with optional thermal control for temperature-sensitive samples. The WPS-3000 series provides speed, simplicity, reliability, and precision with either pull-loop or in-line split-loop injection technology. The removable carousels and programmable needle depth allow the WPS to accommodate a variety of sample vials and sizes, including wellplates.
For capillary and nano LC flow rates, we offer the WPS-3000 micro autosampler, a fully automated micro autosampler for sample injections from up to three 96 or 384 well plates or conventional 1.5 mL vials. The unique design allows for automated injection of volumes down to 20 nL. The WPS-3000 has a proprietary injection technique that ensures high performance and virtually no sample dispersion.
Sample Preparation
In fiscal 2008, we introduced the ASE 150 and ASE 350 systems, for samples ranging in size from 1 mL to 100 mL. The ASE 150 system is a single-sample automated extractor. The ASE 350 system can automatically extract up to 24 samples without user intervention. Each ASE system extracts components of interest from solid and semisolid samples using common solvents (the same used in traditional Soxhlet techniques) at elevated temperatures and pressures. The extraction using ASE offers advantages in speed and other benefits over competitive techniques, including Soxhlet, sonication, microwave extraction and supercritical fluid extraction. The ASE 150 and 350 systems offer several advantages over other solvent-based extraction techniques including lower solvent consumption, reduced extraction time, higher throughput, automation and ease of use. Both of these systems contain pH-hardened flow pathways featuring Dionium™ components allowing the extraction of samples that have been pretreated with strong acids or bases. This greatly expands the application range and applicable markets for the ASE sample preparation technology. The ASE 350 also features built-in solvent mixing capability that allows sampling from three different bottles to allow the customer to perform extractions using an infinite variety of solvents.

Along with these new ASE products, we added a new adsorbent material to facilitate the extraction of samples that have been pretreated with strong acids. ASE Prep CR NA+ and ASE Prep CR H+ adsorbents neutralize strong acids or bases so samples can be extracted with organic or aqueous solvents to remove analytes of interest as part of the ASE process. The introduction of these adsorbents and the new ASE 150 and 350 systems allow unattended extraction of these samples. Both new systems provide customers with flexibility, capability, productivity, and value in sample preparation technology that is not available with other techniques.
In fiscal 2009, we acquired from Caliper Life Sciences the AutoTrace® line of products. The AutoTrace SPE workstation automates the extraction of large volume aqueous samples prior to analysis. It is a globally-established platform with EPA approved methods and applications, such as the US EPA 500 and 600 series for environmental testing of drinking water.
Detectors
Detectors are used to measure the quantity of various sample components after they have been separated in a chromatography column. We currently offer several detector modules that can detect conductivity, electrochemistry, absorbance (including the PDA-3000 photodiode array detector), fluorescence, and refractive index absorbance. This range of detectors is designed to meet customer requirements for analysis of organics, inorganics, metals, biological compounds and pharmaceuticals.
Mass Spectrometry
Mass spectrometry (MS) is used to identify the molecular weight of compounds within a sample substance and renders structural molecular information. Through an agreement with Thermo Fisher Scientific, we offer the MSQ Plus™ mass spectrometer together with the UltiMate 3000 HPLC and ICS-3000 systems. LC/MS and IC/MS systems using the MSQ Plus are used worldwide, particularly in the pharmaceutical market, but also for environmental testing, drug, food and beverage quality control, and many other applications. The MSQ Plus mass spectrometer is a compact, benchtop, single quadrupole mass detector. The standard system is supplied with both Electrospray (ESI) and Atmospheric Pressure Chemical Ionization (APCI) for maximum analytical flexibility. The agreement with Thermo Fisher Scientific, Inc. enables us to reach chemists desiring mass selective detector capabilities.
In addition, in fiscal 2006, we introduced the Dionex Chromatography Mass Spectrometry Link (DCMSLink™) software. This software package provides an interface for controlling a wide range of our chromatography instruments from third-party mass spectrometry software (MS software) such as Analyst® from Applied Biosystems/MDS Sciex, Xcalibur® from Thermo Fisher Scientific Inc., and HyStar™ from Bruker Corporation. In fiscal 2009, we introduced version 2.7 of DCMSLink to deliver many new features, including a unique graphical control interface for Dionex instruments. The interface provides real-time modification of instrument parameters. The new version also supports digital acquisition of 3-D data from the UltiMate 3000 photodiode array detector, for assessing peak purities, spectral matching and peak tracking. When using DCMSLink, all instruments are controlled and all data is stored, reviewed, quantitated and reported by the MS software. DCMSLink enables us to expand to additional potential markets for our chromatography systems to customers who desire the quality and features of our chromatography with higher-end mass spectrometers.
Process Instrumentation
In fiscal 2009 we introduced the Integral™ Process Analyzer for continuous on-line monitoring necessary in a variety of industrial applications. The Integral systems combine the Dionex ICS and UltiMate systems with advanced sample handling and preparation modules and industrial enclosures to automate a wide variety of in-process analyses. Major applications for Integral are in the power generation industry for the continuous monitoring of corrosive contaminants in boiler water, the semiconductor industry for continuous monitoring of contaminants in high purity water, and the pharmaceutical and chemical industries for continuous monitoring of biological and chemical synthesis processes. Integral uses our Chromeleon PA software for automation, data acquisition, reporting, and security. The software allows the user to view analyzer status, handle alarms, and interface with the computing and control systems in place at the enterprise where Integral is installed. The Integral Process Analyzer replaces the DX-800 Process Analyzer.
Automation Products
As part of our efforts to make chemical analyses simpler, faster, and more reliable, we offer a family of products that automate sample handling, system operation, and data analysis for chromatography systems. These products include Chromeleon software for IC and HPLC that enables interaction between hardware and software for such features as system wellness and smart startup and shutdown. Our advanced LC automation capabilities support applications such as discovery processes, quality control, and advanced research like proteomics and biomarker discovery. Specifically, the automation capabilities deliver advanced techniques, including parallel and tandem analysis, LC analysis, on-line SPE-LC analysis, automated application switching, and automated method scouting.

Chromeleon Software — In fiscal 2009, Dionex Corporation introduced Chromeleon® 7 Chromatography Data System, a next-generation chromatography data system that provides the fastest, easiest path from samples to results, boosting productivity and improving user experience. Described as Simply Intelligent, the software combines intelligent functionality with a new easier to use design. Operational Simplicity provides the user with a variety of electronic work flows that simplify the chromatography process. In addition, Chromeleon 7 includes capabilities to speed up data evaluation by providing an intuitive way to access all information for an experiment. Also, Chromeleon 7 includes new methods to identify peaks and save time in analysis.
In fiscal 2006, we introduced the Chromeleon 6.8 version of our chromatography data management system. From a single user interface, Chromeleon 6.8 provides full control of over 250 LC and Gas Chromatography (GC) instruments from more than 25 vendors of liquid and GC systems. It is an easy-to-use, adaptable data management system with scalable client/server architecture for customers requiring a single workstation to lab- or campus-wide deployment. Data is organized by instrument, user, project or product. All data is stored locally on a personal computer, centrally on a network server, or both. Chromeleon features a flexible graphical user interface and report generator which can be adapted to dedicated applications. Chromeleon also offers a complete suite of features for regulatory compliance: security, validation, audit trails and electronic signatures. Chromeleon provides all the features that laboratories need to comply with GLP, GMP and 21 CFR Part 11 without losing productivity.
In fiscal 2008, we further expanded the capabilities of Chromeleon software by adding Service Pack 3 for release 6.8. The service pack provides Chromeleon support for Microsoft Windows® Vista operating system. Windows Vista, which is being pre-loaded by many computer manufacturers, provides a superior security infrastructure and supports new user interface and multimedia capabilities. The updated Chromeleon software continues Windows XP support and adds support for RFIC-ER, the new Dionex eluent regeneration technology that simplifies ion chromatography. New drivers for Agilent 1200 HPLCs, Agilent G1888 Headspace autosamplers, Thermo Accela HPLC systems, and Thermo TriPlus autosamplers are also provided, allowing broader third-party control for Chromeleon to excel in laboratory applications.
Consumables
We offer a number of consumables for IC and HPLC customers. Our primary consumable items are columns, suppressors, and RFIC eluent generation cartridges. These consumables are replaced at regular intervals depending on the volume of use and sample composition.
Columns — A chromatography column consists of a hollow cylinder packed with a unique separation material. The column’s function is to separate various chemical components in a sample. We develop and manufacture separation materials such as ion-exchange resins, silica-based bonded phases, and monolithic phases using proprietary processes. We currently manufacture and market a wide range of column types designed and tested for specific applications in the HPLC and IC markets. We offer polymer-based ion-exchange and reversed-phase columns supporting capillary, analytical, preparative, and semi-preparative scale applications.
Recent column introductions augment a continuing program of product launches geared to address developing market requirements. For IC, in the last 3 years, we introduced the IonPac® AS17-C anion-exchange column for determination of key anions in high-purity water matrices. The column provides low sulfate blanks and fast equilibration time for the analysis of trace anions in high purity water matrices. We also introduced the IonPac AS24, a hydroxide-selective anion-exchange column designed for the separation of haloacetic acids in drinking water prior to MS or MS/MS detection. The capacity and selectivity of the AS24 allows for the analysis of haloacetic acids in drinking water at low µg/L concentrations.
New HPLC columns introduced in fiscal 2009 include the Acclaim® Trinity™ P1 column. This is a unique, high-efficiency, tri-mode silica-based column, specifically designed for simultaneous separation of pharmaceutical drug substances and counterions, as well as mixtures of acidic, basic, and neutral drugs. This novel column, Acclaim Trinity P1, provides anion-exchange, cation-exchange, and reversed-phase properties, allowing easier, straightforward method development because selectivity can be easily optimized by adjusting the mobile phase ionic strength, pH, and organic solvent—independently or concurrently. In fiscal 2007 and 2008, a number of new dual-mode columns were introduced. These columns were designed to address the expanding needs of our customers for greater selectivity control. The Acclaim Mixed-Mode HILIC-1, a silica-based column that allows chromatographers to control the elution of both highly polar and nonpolar molecules to optimize resolution of polar compounds that are otherwise unretained by reversed-phase chromatography. Other new dual-mode columns include the Acclaim Mixed-Mode WCX-1 and WAX-1 silica-based columns, which allow the chromatographer to control the elution of acids, bases and neutral molecules with one column.

In fiscal 2009, we continued to expand the Acclaim® RSLC column line, used for UHPLC separations. More 3-µm and 2.2-µm particle size columns were introduced, for faster LC separations used for a broad range of customer application needs. These columns, coupled with our UltiMate 3000 system, provide 15-fold faster separations than conventional HPLC. The Acclaim RSLC columns are designed for faster throughput while maintaining robustness and ease of use.
Dionex has also continued to expand the ProSwift® monolith column line, designed for the life sciences market. These columns provide increased resolution, speed, and capacity for protein separations. Both ion exchange monoliths (ProSwift SAX-1S, WAX-1S, SCX-1S, and WCX-1S) and reversed-phase monoliths (ProSwift RP-1S, RP-2H, RP-3U) are all available in 4.6 mm. In fiscal year 2008, the ProSwift SAX, WAX and SCX were made available in a 1-mm internal diameter format, for the analysis of very small samples where increased mass sensitivity is required. In fiscal 2009, we introduced two reversed-phase 1-mm columns; the ProSwift RP-4H monolith and the RP-10R columns for high-resolution, high mass sensitivity, and LC/MS protein separations. The DNASwift™ monolith column was also introduced in fiscal year 2009, designed for laboratory-scale oligonucleotide purification.
We also offer a variety of micro, capillary and nano LC columns in varying formats packed with a variety of “stationary phase” materials.
Eluent Suppressors — In fiscal 2008, the company introduced the SRS 300 family of Self-Regenerating Suppressors to enhance detection and sensitivity in ion chromatography. These eluent suppressors provide a high backpressure tolerance for improved operation, with a maximum leak tolerance up to 300 psi. Their innovative regenerant sweep-out design provides low noise and fast startup. The new shape is designed to fit all Dionex chromatography enclosures.
This new generation of suppressors is available for anionic separations (ASRS® 300) using hydroxide and carbonate/bicarbonate eluents, or cationic separations (CSRS® 300) using methanesulfonic acid and sulfuric acid eluents. Eluents containing no solvent can be recycled for use as regenerant, or, for eluents containing low concentrations of solvents, the suppressors can be run in external water mode. Chemical suppression can also be used with these suppressors for eluents with higher solvent concentrations. SRS 300 suppressors are available in a 4 mm format (for use with 4 and 5 mm columns) and a 2 mm format (for use with 2 and 3 mm columns). Our suppressors deliver low background conductivity and support a wide range of ion-exchange column separations, including separations using high-capacity columns and more concentrated eluents. We offer an array of suppressors that include the Self Regenerating Suppressor (SRS 300), the Atlas® Electrolytic Suppressor, and the MicroMembrane™ Suppressor (MMS III).
To further enhance our IC capabilities in fiscal 2008, we introduced the CRD 300 Carbonate Removal Device. This device removes carbonate ions from suppressed carbonate eluents; reducing background conductivity to levels similar to those achieved using suppressed hydroxide eluents. The lower backgrounds ensure lower detection limits and more consistent, reproducible results.
RFIC Eluent Generation Cartridges — Dionex manufactures eluent generation cartridges used with RFIC systems for the automatic production of high-purity eluents. We offer cartridges for generation of hydroxide, methanesulfonic acid, and carbonate/bicarbonate eluents.
SERVICE AND OTHER
We also provide services and service products through our customer service organization. These services include maintenance contracts, spare part sales, customer training and sales of other products and valued-added services. (See “Technical Support, Installation and Service” below.)
CUSTOMERS, MARKETING, AND SALES
Our products are used extensively in the environmental, life science, and industrial markets using chromatography and extraction technologies. The environmental market is characterized by water analysis, safety and security applications, and pollution testing, with chemists from private and governmental laboratories being our primary customers in this field. The life science markets we serve include the pharmaceutical segment, biosciences, and medical sciences, with customers from industrial, academic, and governmental accounts. Industrial markets include the electronics and power industries, with a demand for analyzing the high-purity water quality in their production facilities. We serve a number of the world’s largest industrial companies within the chemical industry market, which produce specialty chemicals/petrochemicals, consumer products, and more, and the food and beverage market, which test for product quality assurance, purity, and contamination byproducts.
One of our key marketing strategies is to target all market segments mentioned above to increase demand for our chromatography solutions. This strategy is accomplished by approaching all existing and potential customers through direct marketing activities including direct sales calls, mailings, advertising, electronic marketing, seminars, and workshops. In addition, we build visibility and branding for our global presence through scientific conferences and exhibitions. Continuous growth in all these markets results from identifying new customers in existing sales regions, extending geographic penetration, and increasing demand for our products and technical support capabilities.

The second component of our marketing strategy is to explore and develop new application fields in close collaboration with existing and potential customers, and to leverage this competence into other market areas. A prerequisite to establishing this process is the availability of highly skilled technical and support staff working to also assist customers in solution definition and development. To meet and exceed customer expectations in our developing commercial markets, our goal is to optimize and diversify our technology interests in the chromatography market, including sample preparation, purification, analysis, testing, and data management.
Geographically, we market and distribute our products and services through our sales force in Austria, Australia, Brazil, Canada, China, Denmark, France, Germany, India, Ireland, Italy, Japan, Korea, the Netherlands, Singapore, Sweden, Switzerland, Taiwan, the United Kingdom, and the United States. In each of these countries other than Canada, we maintain one or more local sales offices in order to support and service our customers in the regions. In other international locations where we do not have a direct sales force, we have developed a network of distributors and sales agents. In fiscal 2009, our net sales by geographic region were approximately 26% in North America, 41% in Europe and 33% in Asia/Pacific and other. In fiscal 2008, our net sales by geographic region were approximately 28% in North America, 43% in Europe and 29% in Asia/Pacific and other. In fiscal 2007, our net sales by geographic region were approximately 29% in North America, 44% in Europe and 27% in Asia/Pacific and other.
We manufacture our products based upon our forecast of customer demand and maintain adequate inventories of completed modules or finished goods in advance of receipt of firm orders. System or instrument orders are generally placed by the customer on an as-needed basis, and instruments are usually shipped within four to six weeks after receipt of an order. We do not maintain a substantial backlog, and backlog as of any particular date may not be indicative of our actual sales in any succeeding period. The level of backlog at June 30, 2009 was $55.2 million and at June 30, 2008 was $57.9 million.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For financial information by geographic area, refer to Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
COMPETITION
Competition in our industry is based upon the performance capabilities of the analytical instruments, technical support and after-market services, the manufacturer’s reputation as a technological leader and selling prices. Management believes that performance capabilities are the most important of these criteria. Customers measure system performance based on sensitivity (the ability to discern minute quantities of a particular sample component), selectivity (the ability to distinguish between similar components), speed and throughput of analysis, and the range of chemical and biological samples the system can effectively analyze. Management believes that we enjoy a favorable reputation in terms of performance capabilities.
Companies competing with us in the analytical instruments market include Agilent Technologies, Inc., Shimadzu Corporation, Thermo Fisher Scientific Inc., Varian, Inc., Waters Corporation and Metrohm Ltd.
We believe we have a substantial market share in the IC market, which is a segment of the LC market. Our IC systems generally compete with a number of analytical techniques used in identifying and quantifying ionic and polar compounds. The primary source of competition are conventional manual and automated wet chemistry procedures and certain possibly modified liquid chromatography systems using a single column method without or including an ion suppression device. Companies competing with us in the IC market include such vendors as Metrohm AG, Shimadzu Corporation, Waters Corporation and other smaller companies.
We believe we have a smaller but growing market share in the combined high pressure, analytical and capillary/nano-LC HPLC portions of the LC market. Our UltiMate 3000 systems compete directly with other manufacturers’ HPLC systems in high pressure, traditional and capillary-/nano- HPLC applications. We believe that the UltiMate HPLC system has certain benefits over competing systems, including advanced pump and dual pump technology, thermostatted temperature control, high performance auto sampling capabilities, all technologies designed for intelligent LC. In addition, the UltiMate 3000 offer many benefits over competing systems including the ability to analyze minute contents of sample at very low flow rates or analyze samples at higher pressure at varying flow rates. We also believe that our Chromeleon software package not only provides competitive advantages over our competitors’ software offerings but is respected as the most advanced chromatography data management system in the market. Our competitors in the HPLC market include such vendors as Agilent Technologies, Inc., Shimadzu Corporation, Thermo Fisher Scientific, Varian, Inc., Waters Corporation and various smaller companies.

Our Accelerated Solvent Extraction systems compete directly with standard Soxhlet, sonication, supercritical fluid extraction and microwave extraction techniques provided by other companies. Management believes that our ASE systems have certain benefits compared to competing techniques, including faster extraction time, reduced solvent usage, built-in automation and ease of use.
PATENTS AND LICENSES
We have a patent portfolio covering certain technologies of our products. These technologies include but are not limited to those used in our suppressors, eluent generators, columns, sample preparation devices, pumps, autosamplers, and detectors. The portfolio includes both apparatus and method of use patents. Our patents are presently issued in the United States and number of foreign countries including those in North America, Europe and Asia. As a matter of company policy, we vigorously protect our intellectual property rights and seek patent coverage on developments that we regard as strategic, material and patentable. Our portfolio includes licenses of technologies that we view as strategic. Our patents, including those licensed from others, expire between 2009 and 2029. We believe that, while our patent portfolio has value, no single patent or patent application is in itself essential and that the invalidity or expiration of any single patent would not have a material adverse effect on our business.
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
We have subsidiaries in Austria, Australia, Brazil, Canada, China, Denmark, France, Germany, India, Ireland, Italy, Japan, Korea, the Netherlands, New Zealand, Singapore, Sweden, Switzerland, Taiwan, the United Kingdom and the United States. Our foreign sales are affected by fluctuations in currency exchange rates and by regulation adopted by foreign governments. Such fluctuations have materially affected, both positively and negatively, our results of operation in past periods and will likely materially affect our results of operations in the future. Export sales are subject to certain controls and restrictions, but we have not experienced any material difficulties related to these limitations.
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
RESEARCH AND PRODUCT DEVELOPMENT
Our research and product development efforts are focused on increasing the performance of our chromatography and other products and expanding the number of chemical and biological compounds that can be analyzed efficiently with our products. Research and product development expenditures were $29.0 million, $28.9 million, and $24.7 million in fiscal 2009, 2008 and 2007, respectively. We pursue active development programs in the areas of system hardware, applications, computer software, suppressors, and resin and column technologies. There can be no assurances that our product development efforts will be successful or that the products developed will be accepted by the marketplace.
EMPLOYEES
We had approximately 1,400 employees at June 30, 2009 and 1,351 at June 30, 2008.
AVAILABLE INFORMATION
We maintain a website at www.dionex.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or proxy statement, furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Our Board of Directors has adopted charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors and a Code of Business Ethics and Values applicable to all of our officers and employees. These charters and our Code of Business Ethics and Values are available on our website at http://investor.dionex.com/governance-PDFs.cfm and a printed copy of this information is available without charge by sending a written request to: Investor Relations, Dionex Corporation, 1228 Titan Way, Sunnyvale, California 94085. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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
Our business, financial condition and results of operations have been affected by weaker global economic conditions. These conditions resulted in reduced sales of our products in the last two quarters of fiscal 2009. In a continued economic recession or under other adverse economic conditions, our customers may be less likely to purchase our products and vendors may be more likely to fail to meet contractual terms. A further downturn in economic conditions may make it more difficult for us to maintain and continue our revenue growth and profitability performance resulting in a material adverse effect on our business.

Foreign currency fluctuations related to international operations may adversely affect our operating results.
We derived approximately 76% of our net sales from outside the United States in fiscal 2009 and expect to continue to derive the majority of net sales from outside the United States for the foreseeable future. Most of our sales outside the United States are denominated in the local currency of our customers. As a result, the U.S. dollar value of our net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on our results of operations. In recent periods, our results of operations have been positively affected from the depreciation of the U.S. dollar against the Euro, the yen and several other foreign currencies, but there can be no assurance that this positive impact will continue. In the past, our results of operations have been negatively impacted by the appreciation of the U.S. dollar against other currencies.
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
Because we sell our products worldwide and have significant operations outside of the United States, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total net sales. In addition, we expect that the proportion of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities located outside the United States will increase. Accordingly, our future results could be harmed by a variety of factors, including:
•	interruption to transportation flows for delivery of parts to us and finished goods to our customers;
•	changes in a specific country’s or region’s economic, political or other conditions;
•	trade protection measures and import or export licensing requirements;
•	negative consequences from changes in tax laws;
•	difficulty in staffing and managing widespread operations;
•	differing labor regulations;
•	differing protection of intellectual property;
•	unexpected changes in regulatory requirements; and
•	geopolitical turmoil, including terrorism and war.
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
Furthermore, we cannot be certain that others have not or will not develop similar products, duplicate any of our products or design around any patents issued, or that may be issued, in the future to us or to our licensors. Whether or not patents are issued to us or to our licensors, others may hold or receive patents which contain claims having a scope that covers products developed by us. We could incur substantial costs in defending any patent infringement suits, whether or not such suits have merit, or in asserting any patent rights, including those granted by third parties. In addition, we may be required to obtain licenses to patents or proprietary rights from third parties. There can be no assurance that such licenses will be available on acceptance terms, if at all.
Our issued U.S. patents, and corresponding foreign patents, expire at various dates ranging from 2009 to 2029. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent. We have invested in significant new patent applications, and we cannot be certain that any of these applications will result in an issued patent to enhance our intellectual property rights.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES
We own nine buildings in Sunnyvale, California, providing 252,000 square feet of space utilized for administration, marketing, sales, service, research and product development and manufacturing. We also own a 20,000 square feet building utilized for sales, service and administration in Idstein, Germany, a 77,000 square foot building for marketing, research and development, manufacturing and administration in Germering, Germany and a 32,000 square foot building in Osaka, Japan for sales, service and administration.
We lease sales and service offices in Austria, Australia, Brazil, China, Denmark, France, Germany, India, Ireland, Italy, Japan, Korea, the Netherlands, Singapore, Sweden, Switzerland, Taiwan, the United Kingdom and the United States. In addition, we lease marketing and research and product development offices in Salt Lake City, Utah. We also lease marketing and research and product development offices in Amsterdam, the Netherlands. Our facilities are well maintained, adequate to conduct our current business.

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

	Fiscal 2009		Fiscal 2008
Quarter	High	Low	High	Low
First	$74.83	$61.39	$80.10	$67.54
Second	$64.59	$43.01	$88.00	$80.32
Third	$52.62	$40.03	$82.34	$66.76
Fourth	$63.59	$47.83	$79.65	$65.00
As of August 27, 2009, there were 745 holders of record of our common stock as shown on the records of our transfer agent.
DIVIDENDS
As of August 28, 2009, we have paid no cash dividends on our common stock and we do not anticipate doing so in the foreseeable future.
ISSUER PURCHASES OF EQUITY SECURITIES
During the fourth quarter of fiscal 2009, we repurchased shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. We started a series of repurchase programs in fiscal 1989, with the Board of Directors most recently authorizing in October 2008 future repurchases of 1,000,000 shares of common stock as well as authorizing the repurchase of additional shares of common stock equal to the number of common shares issued pursuant to our employee stock plans.
The following table indicates common shares repurchased and additional shares added to the program during the quarter ended June 30, 2009:

Total
			Number of		Maximum
			Shares		Number of
			Purchased		Shares that
	Total	Avg.	as Part of	Additional	May Yet be
	Number of	Price	Publicly	Shares	Purchased
	Shares	Paid per	Announced	Authorized for	Under the
Period	Purchased	Share	Program(1)	Purchase(1)	Program(2)
April 1 – 30, 2009	—	—	7,567,687	—	1,172,905
May 1 – 31, 2009	185,805	$56.87	7,753,492	177,792	1,164,892
June 1 – 30, 2009	60,533	$60.33	7,814,025	36,699	1,141,058

(1)	The number of shares represents the number of shares issued pursuant to employee stock plans that are authorized for purchase.

(2)
The number of shares includes a total of 1,000,000 shares of common stock approved for repurchase in October 2008 plus that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to October 2008 minus the number of shares purchased since October 2008.

PERFORMANCE GRAPH
This Section is not soliciting material, is not deemed filed with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The following graph demonstrates a comparison of cumulative total returns for our Common Stock, the SIC Code Index and the Standard & Poor’s 500 Stock Index, assuming $100 invested as of June 30, 2004:
Assumes $100 invested July 1 2004 — Assumes dividend reinvested
Fiscal year ending June 30, 2009
COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
COMPANY/INDEX/MARKET	6/30/2004	6/30/2005	6/30/2006	6/30/2007	6/30/2008	6/30/2009

Dionex Corporation	100.00	79.03	99.08	128.68	120.30	110.62
Analytical Instruments (SIC)	100.00	97.42	108.73	136.80	144.01	118.19
S&P Composite	100.00	106.32	115.50	139.28	121.01	89.28

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA
Statement of operations information:

	Year Ended June 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Net sales	$385,048	$377,538	$327,284	$291,300	$279,317
Cost of sales	128,651	126,756	109,015	99,857	91,754

Gross profit	256,397	250,782	218,269	191,443	187,563
Operating expenses:
Selling, general and administrative	143,171	142,545	123,525	113,241	102,539
Research and product development	28,979	28,943	24,737	22,392	20,354

Total operating expenses	172,150	171,488	148,262	135,633	122,893

Operating income	84,247	79,294	70,007	55,810	64,670
Interest income	1,300	2,212	1,435	1,874	1,276
Interest expense	(493)	(878)	(335)	(184)	(176)
Other income (expense)	(1,781)	(2,230)	183	1,013	801

Income before taxes on income	83,273	78,398	71,290	58,513	66,571
Taxes on income	27,818	25,598	25,968	22,820	21,081

Net income	$55,455	$52,800	$45,322	$35,693	$45,490

Basic earnings per share	$3.10	$2.85	$2.37	$1.78	$2.20
Diluted earnings per share	$3.04	$2.77	$2.31	$1.74	$2.13
Shares used in computing earnings per share amounts:
Basic	17,903	18,506	19,136	20,013	20,655
Diluted	18,228	19,072	19,615	20,527	21,388
Balance sheet information:

	At June 30,
	2009	2008	2007	2006	2005
	(In thousands)
Working capital	$128,223	$106,269	$93,780	$97,769	$102,006
Total assets	329,984	330,430	272,188	250,402	238,153
Long-term debt	—	—	—	—	—
Stockholders’ equity	222,414	196,749	185,708	185,382	183,049

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
Except for historical information contained herein, the discussion below and in the notes to our financial statements contained in this Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things: general economic conditions, foreign currency fluctuations, the risks associated with international sales and operations, fluctuations in worldwide demand for analytical instrumentation, fluctuations in quarterly operating results, competition from other products, existing product obsolescence, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail below under the heading “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. We undertake no obligation to update these forward-looking statements.
Overview
Dionex Corporation designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. Our products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications. Our systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical/petrochemical, power generation, food and electronics industries in a variety of applications.
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
During fiscal 2009, we achieved growth in certain of our end-user markets, including the life sciences, environmental, and power markets, and particularly strong growth in the food and beverage market resulting from increased testing for food safety. We saw weaker demand which resulted in decreased sales in our chemical/petrochemical and electronics markets, two sectors that are very sensitive to current economic conditions. This growth took place primarily in China, Korea, India and Australia, and was offset by lower sales in Europe and North America. We anticipate that demand in North America will remain weak for the next two quarters as our customers are pressured by weak economic conditions. In our European markets, we saw some of our life sciences customers start to increase spending by the end of the fiscal 2009 but this was offset by lower sales in our chemical/petrochemical and power markets. Sales in our Asia/Pacific region increased by 17% from fiscal 2008 to fiscal 2009 and we expect double-digit growth to continue in fiscal 2010. In summary, we made solid progress on our strategic initiatives during the year and are pleased to say that we performed very well given the current challenges of the global economy. We anticipate that the effects of the weak economy will continue for the next two quarters and improve during the second half of fiscal 2010. We also anticipate that currency fluctuations will have a negative impact on our subsidiaries in the first quarter and a slightly positive impact on the remaining three quarters. We anticipate that Europe will remain weak but perform better than North America in fiscal 2010. On manufacturing costs, we anticipate that our initiative on expenditure management will keep costs under control in fiscal 2010 and there should be no significant pressure on the gross margin due to manufacturing costs. We expect that our gross margin will remain in the 66% to 67% range in fiscal 2010.

Results of Operations
The following table summarizes our consolidated statements of income for the last three fiscal years with each line item shown as a percentage of net sales.

	Year Ended June 30
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	33.4	33.6	33.3

Gross profit	66.6	66.4	66.7
Operating expenses:
Selling, general and administrative	37.2	37.7	37.7
Research and product development	7.5	7.7	7.6

Total operating expenses	44.7	45.4	45.3

Operating income	21.9	21.0	21.4
Interest income, net	0.3	0.4	0.3
Other income (expense), net	(0.6)	(0.6)	0.1

Income before taxes	21.6	20.8	21.8
Taxes on income	7.2	6.8	7.9

Net income	14.4%	14.0%	13.8%

Net sales for fiscal 2009 were $385.0 million, an increase of 2% compared with the $377.5 million reported in fiscal 2008. Net sales in fiscal 2008 increased 15% compared with the $327.3 million in fiscal 2007. Operating income for fiscal 2009 was $84.2 million, growing 6% from fiscal 2008 and representing 22% of sales. Operating income for fiscal 2008 was $79.3 million, an increase of 13% compared to fiscal 2007 and represented 21% of sales.
Diluted earnings per share for fiscal 2009 were $3.04, an increase of 10% compared to $2.77 in fiscal 2008. Diluted earnings per share for fiscal 2008 represented an increase of 20% compared to $2.31 in fiscal 2007.
Cash flow from operations during fiscal 2009 was $64.1 million. Cash flow from operations was $70.7 million for fiscal 2008 and $68.5 million for fiscal 2007.
For fiscal 2009, we repurchased 791,517 shares of our common stock for $44.2 million compared to 928,131 shares for $70.3 million in fiscal 2008 and 1,185,100 shares for $69.6 million in fiscal 2007.
Net Sales
The increase in net sales from fiscal 2008 to fiscal 2009 was the result of increased net sales in our Asia/Pacific region, offset by declines in net sales in our other geographic regions, and the increase in net sales from fiscal 2007 to fiscal 2008 was the result of increased sales in all of the major geographic regions in which we do business, in each case as described in greater detail below. We are subject to the effects of foreign currency fluctuations, which have an impact on net sales and gross profits. Currency fluctuations decreased net sales by 3% in fiscal 2009 and increased net sales by 5% in fiscal 2008 and 3% in fiscal 2007.
Percentage changes in net sales, including the effects of currency fluctuations:

	From Fiscal 2008	From Fiscal 2007
	to	to
	Fiscal 2009	Fiscal 2008
Total:	2%	15%
By geographic region:
North America	-6%	13%
Europe	-3%	12%
Asia/Pacific	17%	24%

Percentage changes in net sales, before the impact of currency fluctuations:

	From Fiscal 2008	From Fiscal 2007
	to	to
	Fiscal 2009	Fiscal 2008
Total:	5%	10%
By geographic region:
North America	-5%	12%
Europe	2%	2%
Asia/Pacific	18%	21%
Sales outside North America accounted for 74% of net sales in fiscal 2009, 72% of net sales in fiscal 2008 and 71% of net sales in fiscal 2007. We sell directly through our sales forces in Austria, Australia, Brazil, Canada, China, Denmark, France, Germany, India, Ireland, Italy, Japan, Korea, the Netherlands, Sweden, Switzerland, Taiwan, the United Kingdom and the United States. Direct sales accounted for 95% of net sales in fiscal 2009, compared with 93% in fiscal 2008 and 94% in fiscal 2007. International distributors and representatives in Europe, Asia and other international markets accounted for the balance of net sales. There were no significant price changes during the years ended June 30, 2009, 2008 and 2007.
Net sales in North America declined by 6% from fiscal 2008 to fiscal 2009 driven by declining demand as a result of recent unfavorable economic conditions dramatically affecting demand from our customers except our food and beverage customers. Net sales in Europe declined by 3% in reported dollars (grew 2% net of currency fluctuations) from fiscal 2008 to fiscal 2009 reflecting a growth in HPLC products offset by a strengthening U.S. dollar during the fiscal year. Net sales in the Asia/Pacific region grew 17% in reported dollars (18% net of currency fluctuations) from fiscal 2008 to fiscal 2009 driven by continued sales force expansion and higher demand in China, India and Taiwan from our life sciences, environmental and food and beverage customers. Net sales in North America grew 13% from fiscal 2007 to fiscal 2008 in reported dollars driven by growth in most of our markets, including an increase in our HPLC products and growth in sales of both RFIC instrumentation and consumables. Net sales in Europe grew 12% in reported dollars (2% net of currency fluctuations) from fiscal 2007 to fiscal 2008 reflecting a growth in IC products and a weaker U.S. dollar offset partially by softer demand in our larger life sciences customers in the second half of that fiscal year. Net sales for fiscal 2008 in the Asia/Pacific region grew 24% in reported dollars (21% net of currency fluctuation) driven by continued sales force expansion and higher demand in China, Korea, India and Australia from our chemical/petrochemical, environmental and food and beverage customers.
Net sales of IC products grew 2% from fiscal 2008 to fiscal 2009 and 18% from fiscal 2007 to fiscal 2008. The growth from fiscal 2008 to fiscal 2009 was driven mostly by higher demand from our environmental and food and beverage customers for our RFIC instrumentation, consumables and services in the Asia/Pacific region. Sales growth in fiscal 2008 was driven by higher demand from our environmental and industrial customers for our RFIC instrumentation, consumables and services across all major geographies.
Net sales of HPLC products grew by 1% from fiscal 2008 to fiscal 2009 driven primarily by increased sales in Asia/Pacific, partially offset by weaker demand in North America. Sales of HPLC products grew 8% from fiscal 2007 to fiscal 2008 primarily driven by increased sales in North America and Asia/Pacific, partially offset by weaker demand in Europe in the second half of fiscal 2008.
Gross Margin
Gross margin for fiscal 2009 was $256.4 million compared to $250.8 million in fiscal 2008, an increase of $5.6 million or 2%. In 2007, gross margin was $218.3 million. Gross margin as a percentage of sales was 66.6%, 66.4% and 66.7% in fiscal 2009, 2008 and 2007, respectively. The increase in gross margin as a percentage of sales from fiscal 2008 to fiscal 2009 was mainly due to a higher percentage of international sales partially offset by a strengthening U.S. dollar. The decrease in gross margin in fiscal 2008 compared to 2007 was due to a weaker growth in Europe partially offset of weaker U.S. dollar. We anticipate gross margin will be in the range of 66% to 67% for fiscal 2010.
Operating Expenses
From fiscal 2008 to fiscal 2009. From fiscal 2008 to fiscal 2009, overall operating expenses increased by less than 1% to $172.2 million. The slight increase in expenses in fiscal 2009 as compared to fiscal 2008 was primarily attributable to the following factors:

• currency fluctuations	-3%
• continued expansion efforts in the Asia/Pacific region	2%
• increased depreciation and infrastructure expense	2%

Selling, general and administrative (SG&A) expenses as a percentage of net sales were 37% in fiscal 2009 compared with 38% in fiscal 2008. SG&A expenses were $143.2 million in fiscal 2009, an increase of less than 1% from $142.6 million in fiscal 2008. The slight increase from fiscal 2008 to 2009 included $3.6 million of expenses from our continued expansion efforts in Asia/Pacific region offset by a decrease of $5.0 million due to currency fluctuations. A significant portion of the expansion effort in Asia/Pacific region was attributable to increased selling costs.
Research and product development expenses were 7.5% of net sales in fiscal 2009 compared with 7.7% in fiscal 2008. Research and product development expenses in fiscal 2009 were $29.0 million, virtually unchanged from $28.9 million in fiscal 2008.
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
Selling, general and administrative (SG&A) expenses as a percentage of net sales were 38% in fiscal 2008 compared with 38% in fiscal 2007. SG&A expenses were $142.6 million in fiscal 2008, an increase of 15% from $123.5 million in fiscal 2007. Increases from fiscal 2007 to 2008 included $6.7 million due to currency fluctuations, $7.3 million due to our continued expansion efforts in the Asia/Pacific region, which included a 17% headcount increase, $2.4 million due to increased expense for depreciation and distributed costs attributable to capital investments and facilities and I.T. infrastructure costs, and $1.4 million due to increased salary and commission costs attributable to increased sales in fiscal 2008 in North America.
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
Interest Income
Interest income in fiscal 2009 of $1.3 million was lower than the $2.2 million reported for fiscal 2008 and the $1.4 million reported in fiscal 2007. The decrease in fiscal 2009 from fiscal 2008 was due to declining interest rates in the United States and Europe. The increase from fiscal 2007 to fiscal 2008 was due to higher yields on cash balances held outside of the U.S.
Interest Expense
Interest expense of $493,000 in fiscal 2009 was lower than the $878,000 in fiscal 2008 and higher than the $335,000 in fiscal 2007. The decreased interest expense in fiscal 2009 was primarily due to a significantly lower interest rate on short-term borrowings. In fiscal 2008, interest expense increased due to higher level of outstanding borrowing.
Other Income (Expense), Net
Other expense, net in fiscal 2009 was $1.8 million, which was primarily due to losses on foreign currency exchanges. We had other expense, net in fiscal 2008 of $2.2 million and other income, net of $183,000 in fiscal 2007. Other expense in fiscal 2008 was primarily due to losses on derivatives related to our Japanese hedge and foreign currency exchange.
Income Taxes
Our effective tax rate was 33.4% for fiscal 2009, 32.6% for fiscal 2008 and 36.4% for fiscal 2007. Our effective tax rate is affected by the mix of taxable income among the various tax jurisdictions in which we do business. The increase in the effective tax rate from fiscal 2008 to fiscal 2009 was primarily due to higher state taxes. The decrease in the effective tax rate from fiscal 2007 to fiscal 2008 was primarily due to foreign tax credits, expiration of certain tax exposures and mix of taxable income in our various tax jurisdictions.
Earnings per Share
Diluted earnings per share were $3.04, an increase of 10% compared with $2.77 reported for fiscal 2008 and $2.31 reported for fiscal 2007. Net income for fiscal 2009 was higher due to increased revenues and expense control initiatives during the fiscal year.

Liquidity and Capital Resources
At June 30, 2009, we had cash and cash equivalents and short-term investments of $70.3 million. Our working capital was $128.2 million at June 30, 2009, compared with $106.3 million at June 30, 2008.
Cash generated by operating activities was $64.1 million in fiscal 2009, compared with $70.7 million in fiscal 2008 and $68.5 million in fiscal 2007. The decrease in operating cash flows was due to negative currency effect on inventory which exceeded increased levels due to a new subsidiary and our acquisition of the AutoTrace product line, higher prepaid income taxes on intercompany dividends partially offset by higher operating results, lower accruals for variable compensation and lower accounts receivable due to faster payments from customers. The increase in operating cash flows in fiscal 2008 as compared to fiscal 2007 was primarily due to improved operating results resulting from higher revenues, higher deferred revenue and increase in accrued liabilities due to higher accrued payroll costs, partially offset by higher prepaid expenses and higher estimated tax payments.
Cash used for investing activities was $17.9 million in fiscal 2009 compared with $15.3 million in fiscal 2008 and $4.0 million in fiscal 2007. The increase of cash used in fiscal 2009 compared to 2008 was due to an ongoing Oracle system upgrade and its associated worldwide rollout project cost and other related capital expenditures, as well as the purchase of AutoTrace product line from Caliper Life Sciences, Inc. The increase of cash used in fiscal 2008 compared to 2007 was due to higher capital expenditures related to facility renovation costs in Sunnyvale, Oracle upgrade and world-wide rollout project costs, tooling costs in both Germany and Sunnyvale and the payment for accrued patent acquisition costs.
Cash used for financing activities was $48.3 million in fiscal 2009, compared with $37.8 million in fiscal 2008 and $52.4 million in fiscal 2007. Financing activities for all three years consisted primarily of common stock repurchases, partially offset by proceeds from issuances of shares pursuant to our stock option plans, repayment of short-term obligations, and the tax benefits related to stock option plans in fiscal 2009. We repurchased 791,517 shares of our common stock for $44.2 million in fiscal 2009, 928,131 shares for $70.3 million in fiscal 2008 and 1,185,100 shares for $69.6 million in fiscal 2007, under our repurchase program. We had 1,141,058 remaining shares authorized for repurchase under our repurchase programs at June 30, 2009.
At June 30, 2009, our available bank lines of credit totaled $28.8 million, compared with $7.0 million at June 30, 2008. The increase in available lines of credit was due to the substantial repayment of outstanding borrowings during fiscal 2009. We believe our cash flow from operations, our existing cash and cash equivalents and our bank lines of credit will be adequate to meet our cash requirements for at least the next 12 months. The line of credit matures on December 31, 2009 and it is the Company’s intention to renew the line of credit. The impact of inflation on our financial position and results of operations was not significant during any of the periods presented.
CONTRACTUAL OBLIGATIONS
The following summarizes our contractual obligations at June 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Year	Years	Years
Short-Term Borrowings	$64	$64	$—	$—	$—
Purchase Obligations	527	—	527	—	—
Operating Lease Obligations	14,075	5,455	4,665	1,484	2,471

Total	$14,666	$5,519	$5,192	$1,484	$2,471

EFFECT OF NEW ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“SFAS No. 157-2”), was further released in February 2008 to amend the effective date pertaining to non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until years beginning after November 15, 2008. Effective July 1, 2008, we adopted SFAS No. 157, except as it applies to the non-financial assets and non-financial liabilities subject to SFAS No. 157-2. Additional disclosures are provided in Note 16 of our consolidated financial statements.

In April 2008, the FASB released FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“SFAS No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) and other U.S. generally accepted accounting principles. SFAS No. 142-3 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning July 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 142-3 on our consolidated financial position, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, which will be our fiscal year beginning July 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on our consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent consideration and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period that impacts income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited, which will begin on July 1, 2009 for us. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (or “fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for us as of the first quarter of fiscal 2009. Currently, we have elected not to adopt the fair value option under this pronouncement.
In April 2009, the FASB issued FASB Staff Position (“FSP”), FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the potential impact, if any, of the application of FSP FAS 115-2 and FAS 124-2 on our consolidated financial position, results of operations and cash flows.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the potential impact, if any, of the application of FSP FAS 107-1 and APB 28-1 on our consolidated financial position, results of operations and cash flows.
In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the guidance in SFAS No. 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. Further, this FSP eliminated the specific subsequent accounting guidance for contingent assets and liabilities from SFAS No. 141(R), without significantly revising the guidance in SFAS No. 141. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R). This FSP is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will begin on July 1, 2009 for us. We are currently evaluating the potential impact, if any, of the adoption of FAS 141(R)-1 on our consolidated financial position, results of operations and cash flows.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the Company during the quarter ended June 30, 2009. Additional disclosures are provided in Note 17 of our consolidated financial statements.

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
Prior to fiscal 2008, the fair value of maintenance contracts was based on the price charged when an element was sold separately or, if not yet sold separately, when the price was established by authorized management. Maintenance fees were recognized ratably over the period of the related maintenance contracts, which ranged from one to two years. Maintenance consisted of product repair obligations, telephone support, and/or unspecified software upgrades. Effective July 1, 2007, unspecified software upgrades are generally not provided with our maintenance contracts. As such, revenue from separately priced extended maintenance contracts is deferred and recognized in income on a straight-line basis over the contract period, in accordance with FTB 90-1, Accounting for Separately Priced Extended.
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
We are exposed to financial market risks from fluctuations in foreign currency exchange rates, interest rates and stock prices of marketable securities. With the exception of the stock price volatility of our marketable equity securities, we manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of nonperformance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices could cause significant changes in the costs to manufacture and deliver our products and in customers’ buying practices. We have not substantially changed our risk management practices during fiscal 2009 and we do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our current risk management practices.
Foreign Currency Exchange. Revenues generated from international operations are generally denominated in foreign currencies. We entered into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At June 30, 2009, we had forward exchange contracts to sell foreign currencies totaling $15.2 million, including approximately $9.8 million in Euros, $3.9 million in Japanese yen, $0.9 million in Australian dollars and $0.6 million in Canadian dollars. At June 30, 2008, we had forward exchange contracts to sell foreign currencies totaling $19.0 million, including approximately $12.4 million in Euros, $3.8 million in Japanese yen, $1.7 million in Australian dollars and $1.1 million in Canadian dollars. At June 30, 2009 and 2008, the aggregate unrealized gains or losses on the forward exchange contracts were not material.
In March 2007, we entered into a $10.0 million cross-currency swap arrangement for Japanese yen that matures in March 2010 and functions as a cash flow hedge of the US dollar/Japanese yen exchange rate exposure of our net investment in our Japanese subsidiary. This derivative instrument did not qualify for net investment hedge accounting and was deemed to be an ineffective hedge instrument because, at the inception of the hedge transaction, there was no formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. Therefore, we marked to market the decrease in value of approximately $1.0 million for the six months ended December 31, 2007 and this amount was recorded in other income (expense), net. In January 2008, we completed our formal documentation of the hedging relationship and determined that the cross-currency swap qualified as a net investment hedge. As a result, during the fiscal year ended June 30, 2009 and six months ended June 30, 2008, we marked to market $1.1 million and $0.6 million, respectively in unrealized losses associated with the hedge, which is reported in accumulated other comprehensive income as part of the foreign currency translation adjustment.

A sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to our hedging contracts and underlying balances being hedged at June 30, 2009 and 2008 indicated that these market movements would not have a material effect on our business, operating results or financial condition.
Foreign currency rate fluctuations can impact the U.S. dollar translation of our foreign operations in our consolidated financial statements. Currency fluctuations decreased sales by 3% in fiscal 2009 and increased sales by 5% in fiscal 2008 and 3% in fiscal 2007.
Interest and Investment Income. Our interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at June 30, 2009 and 2008 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on our actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense. At June 30, 2009, we had short-term notes payable of $64,000. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding debt balance at June 30, 2009, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements and the level of borrowings maintained by us.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Dionex Corporation:
We have audited the accompanying consolidated balance sheets of Dionex Corporation and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, on July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
San Jose, California
August 28, 2009

DIONEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
AT JUNE 30

	2009	2008
ASSETS
Current assets:
Cash and equivalents	$69,684	$75,624
Short-term investments	641	77
Accounts receivable (net of allowance for doubtful accounts of $560 in 2009 and $524 in 2008)	70,535	74,436
Inventories	31,274	31,627
Deferred taxes	12,171	11,534
Prepaid expenses and other current assets	21,917	13,742

Total current assets	206,222	207,040
Property, plant and equipment, net	71,927	72,335
Goodwill	29,354	26,670
Intangible assets, net	8,506	6,463
Other assets	13,975	17,922

	$329,984	$330,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$64	$21,805
Accounts payable	16,545	16,086
Accrued liabilities	31,222	32,211
Deferred revenues	22,559	21,352
Income taxes payable	4,581	5,873
Accrued product warranty	3,028	3,444

Total current liabilities	77,999	100,771
Deferred and other income taxes payable	24,348	27,013
Other long-term liabilities	5,223	5,897
Commitments and other contingencies (Note 13)
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; shares outstanding: 17,759,690 in 2009 and 18,130,713 in 2008)	186,649	170,045
Retained earnings	21,459	2,582
Accumulated other comprehensive income	14,306	24,122

Total stockholders’ equity	222,414	196,749

	$329,984	$330,430

See notes to consolidated financial statements.

DIONEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
YEAR ENDED JUNE 30

	2009	2008	2007

Net sales	$385,048	$377,538	$327,284
Cost of sales	128,651	126,756	109,015

Gross profit	256,397	250,782	218,269
Operating expenses:
Selling, general and administrative	143,171	142,545	123,525
Research and product development	28,979	28,943	24,737

Total operating expenses	172,150	171,488	148,262

Operating income	84,247	79,294	70,007
Interest income	1,300	2,212	1,435
Interest expense	(493)	(878)	(335)
Other income (expense), net	(1,781)	(2,230)	183

Income before taxes	83,273	78,398	71,290
Taxes on income	27,818	25,598	25,968

Net income	$55,455	$52,800	$45,322

Basic earnings per share	$3.10	$2.85	$2.37

Diluted earnings per share	$3.04	$2.77	$2.31

Shares used in computing earnings per share:
Basic	17,903	18,506	19,136
Diluted	18,228	19,072	19,615
See notes to consolidated financial statements.

DIONEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except for share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive		Comprehensive
	Shares	Amount	Earnings	Income	Total	Income

Balance, June 30, 2006	19,624,839	$148,214	$28,589	$8,579	$185,382

Comprehensive income, net of tax:
Net income			45,322		45,322	$45,322
Foreign currency translation adjustments (net of tax of $1,582)				2,470	2,470	2,470
Unrealized gain on securities				27	27	27

Comprehensive income						$47,819

Common stock issued under employee stock-based compensation plans	406,063	13,517			13,517
Repurchase of common stock	(1,185,100)	(8,904)	(60,688)		(69,592)
Stock-based compensation expense		5,125			5,125
Tax benefit from employee stock transactions		3,457			3,457

Balance, June 30, 2007	18,845,802	161,409	13,223	11,076	185,708

Comprehensive income, net of tax:
Net income			52,800		52,800	$52,800
Foreign currency translation adjustments (net of tax of $6,308)				13,042	13,042	13,042
Unrealized gain on securities				4	4	4

Comprehensive income						$65,846

Common stock issued under employee stock-based compensation plans	213,042	9,143			9,143
Repurchase of common stock	(928,131)	(8,278)	(62,019)		(70,297)
Stock-based compensation expense		5,939			5,939
Tax benefit from employee stock transactions		1,832			1,832
Adoption of FIN 48—cumulative effect			(1,422)		(1,422)

Balance, June 30, 2008	18,130,713	170,045	2,582	24,122	196,749

Comprehensive income, net of tax:
Net income			55,455		55,455	$55,455
Foreign currency translation adjustments (net of tax of $3,805)				(9,815)	(9,815)	(9,815)
Unrealized loss on securities				(1)	(1)	(1)

Comprehensive income						$45,639

Common stock issued under employee stock-based compensation plans	420,494	15,864			15,864
Repurchase of common stock	(791,517)	(7,654)	(36,578)		(44,232)
Stock-based compensation expense		6,594			6,594
Tax benefit from employee stock transactions		1,800			1,800

Balance, June 30, 2009	17,759,690	$186,649	$21,459	$14,306	$222,414

See notes to consolidated financial statements.

DIONEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
YEAR ENDED JUNE 30

	2009	2008	2007

Cash flows from operating activities:
Net income	$55,455	$52,800	$45,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,491	8,767	8,544
Stock-based compensation	6,594	5,939	5,125
Allowance for bad debts	135	(232)	(45)
Loss on disposal of fixed assets	363	543	422
Tax benefit related to stock transactions	(1,800)	(1,832)	(3,457)
Deferred income taxes	1,184	(944)	443
Changes in assets and liabilities:
Accounts receivable	(38)	(1,321)	(1,129)
Inventories	(2,343)	1,688	407
Prepaid expenses and other assets	(7,322)	(725)	(6,332)
Accounts payable	432	1,506	2,694
Deferred revenue	2,079	2,398	3,594
Accrued liabilities	(663)	4,709	4,431
Income taxes payable	733	(2,895)	9,206
Accrued product warranty	(228)	290	(714)

Net cash provided by operating activities	64,072	70,691	68,511

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	124	9,700
Purchase of short term investments	(568)	(77)	—
Purchase of marketable securities	—	—	(2,600)
Purchase of property, plant and equipment	(11,379)	(13,847)	(9,388)
Purchase of intangible assets	—	(2,071)	(1,723)
Acquisition, net of cash acquired	(5,976)	543	—
Other	—	—	(26)

Net cash used for investing activities	(17,923)	(15,328)	(4,037)

Cash flows from financing activities:
Net change in notes payable	(21,746)	21,506	231
Proceeds from issuance of common stock	15,864	9,143	13,517
Repayments of capital lease obligations	—	(58)	—
Tax benefit related to stock transactions	1,800	1,832	3,457
Repurchase of common stock	(44,232)	(70,297)	(69,592)

Net cash used for financing activities	(48,314)	(37,874)	(52,387)

Effect of exchange rate changes on cash	(3,775)	3,197	(673)

Net increase (decrease) in cash and equivalents	(5,940)	20,686	11,414
Cash and equivalents, beginning of year	75,624	54,938	43,524

Cash and cash equivalents, end of year	$69,684	$75,624	$54,938

Supplemental disclosures of cash flow information:
Income taxes paid	$28,865	$31,162	$21,349
Interest expense paid	$451	$790	$162
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	$919	$1,563	$219
Accrued purchase consideration	$657	$—	$2,000
Elimination of equity interest associated with step-acquisition of business	$760	$—	$—
Effect of adoption of FIN 48:
Cumulative effect on retained earnings	$—	$1,422	$—
Increase in deferred and other income taxes payable	$—	$16,033	$—
Increase in other assets	$—	$11,409	$—
Decrease in income taxes payable	$—	$3,202	$—
Capital lease obligation for equipment purchases	$—	$487	$—
See notes to consolidated financial statements.

DIONEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — SIGNIFICANT ACCOUNTING POLICIES
Organization. Dionex Corporation is a leading manufacturer and marketer of chromatography systems for chemical analysis. Our systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical/petrochemical, power generation, food and electronics industries in a variety of applications. Unless the context otherwise requires, the terms “Dionex,” “we,” “our” and “us” and words of similar import as used in these notes to consolidated financial statements include Dionex Corporation and its consolidated subsidiaries.
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
Purchased Technology and Goodwill. Purchased technology amounts are recorded at their fair market values as of the date of acquisition and amortized over their estimated useful lives of up to ten years. Identifiable intangible assets are recognized separately from goodwill if certain criteria are met and those assets are amortized over their estimated useful economic life. Goodwill is not amortized but is tested for impairment as required. We test goodwill for impairment in April each year and more often if circumstances indicate that goodwill may be impaired. If impaired, a charge is recorded in income from operations. We found no impairment as a result of our fiscal 2009 and 2008 annual impairment tests performed in April of each year.

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
Prior to fiscal 2008, the fair value of the maintenance contracts was based on the price charged when an element was sold separately or, if not yet sold separately, when the price was established by authorized management. Maintenance fees were recognized ratably over the period of the related maintenance contracts, which ranged from one to two years. Maintenance consists of product repair obligations, telephone support, and/or unspecified software upgrades. Effective July 1, 2007, unspecified software upgrades are generally not provided with our maintenance contracts. As such, revenue from separately priced extended maintenance contracts is deferred and recognized in income on a straight-line basis over the contract period, in accordance with FTB 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.
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
Reclassifications. Certain reclassifications have been made of amounts previously reported to conform to the current year presentation. Such reclassifications consist of separate disclosure for net sales to unaffiliated customers and long-lived assets for China in Note 14, and separate disclosure for stock-based compensation related deferred tax assets in Note 12.
Stock-based Compensation Plans. We follow Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. We have elected to use the modified prospective transition method such that SFAS No. 123R applies to new awards and to awards modified, repurchased or canceled after the effective date. We have a stock-based employee compensation plan and an employee stock purchase plan. Generally, stock options granted to employees fully vest four years from the grant date and have a term of ten years. We recognize stock-based compensation expense over the requisite service period of the individual grants, generally, equal to the vesting period.

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
The following table shows total stock-based compensation expense included in the Consolidated Statements of Income for the years ended June 30, 2009, 2008 and 2007 (in thousands):

	Year Ended	Year Ended	Year Ended
	June 30,	June 30,	June 30,
	2009	2008	2007
Cost of sales	$794	$602	$393
Selling, general and administrative expenses	4,097	3,847	3,494
Research and product development expenses	1,703	1,490	1,238
Tax benefit	(2,065)	(1,919)	(1,542)

Total	$4,529	$4,020	$3,583

Common Stock Repurchases. We repurchase shares in the open market under our ongoing stock repurchase program. For each share repurchased, we reduce the common stock account by the average value per share reflected in the account prior to the repurchase with the excess allocated to retained earnings. We currently retire all shares upon repurchase.
During fiscal 2009, we repurchased 791,517 shares of our common stock on the open market for $44.2 million (an average of $55.88 per share), compared with 928,131 shares repurchased for $70.3 million (an average of $75.74 per share) for fiscal 2008 and 1,185,100 shares repurchased for $69.6 million (an average of $58.72 per share) for fiscal 2007.
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
At June 30, 2009, we had forward exchange contracts to sell foreign currencies totaling $15.2 million, including approximately $9.8 million in Euros, $3.9 million in Japanese yen, $0.9 million in Australian dollars and $0.6 million in Canadian dollars. At June 30, 2008, we had forward exchange contracts to sell foreign currencies totaling $19.0 million, including approximately $12.4 million in Euros, $3.8 million in Japanese yen, $1.7 million in Australian dollars and $1.1 million in Canadian dollars. At June 30, 2009 and 2008, the aggregate unrealized gains or losses on the forward exchange contracts were not material.

In March 2007, we entered into a $10.0 million cross-currency swap arrangement for Japanese Yen which matures in March 2010 and functions as a cash flow hedge of the US dollar/Japanese Yen exchange rate exposure of our net investment in its Japanese subsidiary. Until January 1, 2008, this derivative instrument did not qualify for net investment hedge accounting and was deemed to be an ineffective hedge instrument because, at the inception of the hedge transaction, there was no formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. Therefore, we marked to market the decrease in value of approximately $1.0 million for the six months ended December 31, 2007 and this amount was recorded in other expense, net. In January 2008, we determined that the cross-currency swap qualified as a net investment hedge. As a result, during the fiscal year ended June 30, 2009, and six months ended June 30, 2008, we marked to market $1.1 million and $0.6 million, respectively, in unrealized losses on our derivative contract related to our Japanese subsidiary, which is reported in accumulated other comprehensive income as part of the foreign currency translation adjustment. On a quarterly basis, we evaluate the need to redesignate the hedging relationship.
Comprehensive Income. We are required to report comprehensive income in the financial statements, in addition to net income. The primary differences between net income and comprehensive income are foreign currency translation adjustments and net unrealized gains or losses on available for sale securities. At June 30, 2009, 2008 and 2007, the components of accumulated other comprehensive income was as follows:

	2009	2008	2007
	(In thousands)
Foreign currency translation adjustments	$14,307	$24,118	$11,075
Unrealized gain/(loss) on securities available for sale, net	(1)	4	1

	$14,306	$24,122	$11,076

Recently Adopted Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“SFAS No. 157-2”), was further released in February 2008 to amend the effective date pertaining to non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until years beginning after November 15, 2008. Effective July 1, 2008, we adopted SFAS No. 157, except as it applies to the non-financial assets and non-financial liabilities subject to SFAS No. 157-2. Additional disclosures are provided in Note 16 of our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (or “fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for us as of the first quarter of fiscal 2009. Currently, we have elected not to adopt the fair value option under this pronouncement.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the Company during the quarter ended June 30, 2009. Additional disclosures are provided in Note 17 of our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. In April 2008, the FASB released FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“SFAS No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) and other U.S. generally accepted accounting principles. SFAS No. 142-3 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning July 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 142-3 on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, which will be our fiscal year beginning July 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on our consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent consideration and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period that impacts income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited, which will begin on July 1, 2009 for us. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated financial position, results of operations and cash flows.
In April 2009, the FASB issued FASB Staff Position (“FSP”), FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the potential impact, if any, of the application of FSP FAS 115-2 and FAS 124-2 on our consolidated financial position, results of operations and cash flows.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the potential impact, if any, of the application of FSP FAS 107-1 and APB 28-1 on our consolidated financial position, results of operations and cash flows.
In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the guidance in SFAS No. 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. Further, this FSP eliminated the specific subsequent accounting guidance for contingent assets and liabilities from SFAS No. 141(R), without significantly revising the guidance in SFAS No. 141. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R). This FSP is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of FAS 141(R)-1 on our consolidated financial position, results of operations and cash flows.
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

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended June 30
	2009	2008	2007
Numerator:
Net income	$55,455	$52,800	$45,322

Denominator:
Shares used to compute net income per common share — basic	17,903	18,506	19,136
Effect of dilutive stock options	325	566	479

Shares used to compute net income per common share — diluted	18,228	19,072	19,615

Basic earnings per share	$3.10	$2.85	$2.37

Diluted earnings per share	$3.04	$2.77	$2.31

Antidilutive common equivalent shares related to stock options excluded from the calculation of diluted shares were approximately 626,615, 349,025 and 327,894 for fiscal 2009, 2008 and 2007, respectively.
Note 3 — SHORT-TERM INVESTMENTS
Short-term investments are recorded at their fair value. The difference between the fair value and amortized cost of short-term investments classified as “available-for-sale” securities is recorded in other comprehensive income, net of deferred taxes. We do not hold any auction-rate securities. As of June 30, 2009, short-term investments included an equity indexed derivative totaling $633,000.
The aggregate market value, cost basis, and gross unrealized gains and losses of short-term investments classified as “available-for-sale” securities were as follows:

		Gross
	Cost	Unrealized Losses	Fair Value
	(In thousands)
June 30, 2009, Marketable securities	$8	$—	$8

June 30, 2008, Certificate of deposit	$77	$—	$77

Investments with maturities greater than three months, but less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments and are recorded in other assets.
Note 4 — INVENTORIES
Inventories at June 30 consisted of the following:

	2009	2008
	(In thousands)
Finished goods	$19,070	$19,236
Work in process	1,119	1,449
Raw materials and subassemblies	11,085	10,942

	$31,274	$31,627

Note 5 — PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net at June 30 consisted of:

	2009	2008
	(In thousands)
Land	$24,533	$24,911
Buildings and improvements	47,060	46,019
Machinery, equipment and tooling	40,960	36,825
Furniture and fixtures	10,884	10,898
Construction-in-progress	2,408	2,330

	125,845	120,983
Accumulated depreciation and amortization	(53,918)	(48,648)

Property, plant and equipment, net	$71,927	$72,335

Note 6 — GOODWILL AND INTANGIBLE ASSETS
Information regarding our goodwill and other intangible assets reflect current foreign exchange rates.
Changes in the carrying amount of goodwill for the years ended June 30, 2009 and 2008 are as follows (in thousands):

Balance as of June 30, 2007	$25,443
Translation adjustments	1,227

Balance as of June 30, 2008	26,670
Additions	3,974
Translation adjustments	(1,290)

Balance as of June 30, 2009	$29,354

On July 1, 2008, we acquired a 100% ownership interest in a Swedish company, in which we previously held a 30% equity interest with a carrying amount of $760,000 at June 30, 2008, using a combination of cash and earn-out payment arrangements. The total purchase consideration for the incremental 70% ownership interest was approximately $1.5 million, excluding contingent earn-out payments based on a percentage of net income in 2009 through 2011. This acquisition allowed us to take control of our Swedish distributor for the purpose of further expanding the business. Approximately $952,000 of the purchase consideration was paid during the quarter ended September 30, 2008, with the remaining $527,000 payable on July 1, 2011 and included within other long-term liabilities at March 31, 2009. As a result of this acquisition, the $760,000 equity interest previously included within other assets was eliminated, and $1.5 million of goodwill was recorded along with $830,000 of identifiable intangible assets. The acquired goodwill was deductible for tax purposes.
On November 10, 2008, we entered into a purchase agreement with Caliper Life Sciences, Inc. to acquire the assets and liabilities of an established sample preparation line of products collectively known as AutoTrace, to complement our current analytical solutions. This purchase included the AutoTrace developed technology, trade name, inventories, non-competition covenant, customer list, and its related existing servicing obligations as of the purchase date. The purchase consideration totaled $5.1 million, including $5 million in cash, $65,000 in assumed liabilities and $23,000 of acquisition related costs. Based on our preliminary allocation of the purchase price, we recorded $2.4 million of goodwill for the purchase price paid in excess of $2.7 million in identifiable assets, consisting primarily of developed technology for $1.3 million, trade name for $1.1 million and inventory for $358,000. The acquired goodwill was deductible for tax purposes.
Our reporting units consist of our operating segments, the Chemical Analysis Business Unit (CABU) and the Life Sciences Business Unit (LSBU). Except for goodwill associated with the AutoTrace acquisition that was assigned to the CABU reporting unit, all goodwill has been previously assigned to the LSBU reporting unit. The evaluation of goodwill is based upon the fair value of this reporting unit. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we performed annual impairment tests on goodwill in April 2009 and determined that goodwill was not impaired. Additionally, there was no occurrence of events indicating a possible impairment of recorded goodwill as of June 30, 2009.
Information regarding our other intangible assets is as follows (in thousands):

	As of June 30, 2009			As of June 30, 2008
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Patents and trademarks	$7,088	$(1,978)	$5,110	$5,958	$(1,376)	$4,582
Developed technology	11,504	(10,327)	1,177	10,825	(10,825)	—
Customer relationships	3,391	(1,172)	2,219	2,761	(880)	1,881

Total	$21,983	$(13,477)	$8,506	$19,544	$(13,081)	$6,463

The acquired trade name “AutoTrace” of $1.1 million, which is included in patents and trademarks, is not amortizable. We amortize patents and trademarks over a period of seven to sixteen years and the remaining weighted average amortization period for this category is approximately eleven years.
We amortize developed technology over a period of seven years based on experiences from our historical product cycles.
We amortize customer relationships over a period of two to ten years on a straight-line basis and the remaining weighted average amortization period for this category is approximately seven years.

Amortization expense related to intangible assets was $1.2 million, $1.1 million and $1.3 million for the years ended June 30, 2009, 2008 and 2007, respectively. The estimated amortization for each of the five fiscal years subsequent to June 30, 2009 is as follows (in thousands):

Remaining
Amortization
Year Ending June 30,	Expense
2010	$1,214
2011	1,198
2012	1,213
2013	856
2014	635
Thereafter	2,260

Total	$7,376

Note 7 — FINANCING ARRANGEMENTS
We have unsecured lines of credit with various domestic and foreign banks which have been used primarily to minimize our exposure to foreign currency fluctuations and to fund share repurchases. Our lines of credit totaled $28.8 million and $29.2 million at June 30, 2009 and 2008, respectively. Borrowings in each country bear interest at local reference rates which ranged from 1.3% to 6.8% at June 30, 2009. There was $64,000 and $21.8 million outstanding under these lines at June 30, 2009 and 2008, respectively. Such line of credit agreements impose certain financial restrictions relating to cash dividends, working capital and tangible net worth and expires December 31, 2009.
One of our foreign subsidiaries discounts trade notes receivable with banks. Total notes receivable discounted were approximately $12.2 million in fiscal 2009 and $11.3 million in fiscal 2008. The uncollected balances of notes receivable due to the discounting banks at June 30, 2009 and 2008 were approximately $3.1 million and $2.8 million, respectively. We have a contingent liability to repurchase these notes under certain conditions. We have determined that the carrying amount of our contingent liability under this guarantee was insignificant at June 30, 2009 and 2008 based on its past experience of discounting trade notes receivable.
Total interest paid was $451,000 in 2009, $790,000 in 2008 and $162,000 in 2007.
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
Details of the change in accrued product warranty for fiscal 2009, 2008 and 2007 are as follows:

			Charged
	Balance		(Credited)		Balance
	Beginning of		to Other		End of
	Year	Additions	Accounts(1)	Deductions(2)	Year
			(In thousands)
Accrued product warranty:
June 30, 2009	$3,444	$4,907	$(249)	$(5,074)	$3,028
June 30, 2008	2,875	5,954	296	(5,681)	3,444
June 30, 2007	3,493	2,669	100	(3,387)	2,875

(1)	Effects of exchange rate changes.

(2)	Product warranty costs.
Note 9 — ACCRUED LIABILITIES
Accrued liabilities at June 30 consisted of:

	2009	2008
	(In thousands)
Accrued payroll and related expenses	$18,267	$21,037
Other accrued liabilities	12,955	11,174

	$31,222	$32,211

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
In October 2007 and 2008, we granted 1,000 restricted stock units to each of our five non-employee directors for a total of 5,000 shares of our common stock. The value of each share was $87.03 and $46.47, respectively and restricted stock units vest over a four-year period and delivery of the shares occurs on the earlier of : (i) five years from grant date, or (ii) termination of service.
In August 2008, we granted a total of 15,000 restricted stock units to our nine executive Officers, excluding our Chief Executive Officer. The fair value of each share on the grant date was $74.27. These restricted stock units vest over a five-year period and delivery of the shares occurs on the earlier of : (i) five years from grant date, or (ii) termination of service.
In August 2006, the Board of Directors approved an amendment to our Option Plan to increase the number of shares authorized for issuance by 1,500,000 shares. The amendment was approved by our stockholders at the Annual Meeting of Stockholders on October 27, 2006.

	As of June 30,
	2009		2008		2007
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, beginning of year	1,792,708	$47.20	1,694,471	$41.91	1,736,593	$37.43
Granted	304,250	67.10	347,750	72.81	346,250	53.58
Exercised	(376,577)	36.35	(180,073)	40.41	(367,479)	32.29
Canceled	(20,741)	59.35	(69,440)	63.77	(20,893)	48.61

Options outstanding, end of year	1,699,640	$53.02	1,792,708	$47.20	1,694,471	$41.91

Options vested and expected to vest	1,687,578	$52.93	1,778,930	$47.07	1,664,063	$41.74

Options exercisable at year end	1,105,821	$46.00	1,180,159	$39.20	1,036,706	$36.13

Weighted average fair value of options granted during the year		$20.77		$23.88		$18.38
The total intrinsic value of options exercised were $7.3 million, $6.9 million and $12.3 million in fiscal 2009, 2008 and 2007 respectively. As of June 30, 2009, there was $14.4 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 2.5 years. The total intrinsic value of options exercisable at June 30, 2009 was $18.3 million based upon a market value of $46.00 per share. The total intrinsic value of options outstanding at June 30, 2009 was $20.0 million based upon a market value of $53.02 per share. The total intrinsic value of the options exercisable and expected to vest, based on a market value of $61.03 per share was $19.9 million at June 30, 2009, with a weighted average remaining contractual life of 6.19 years.
Additional information regarding options outstanding and exercisable as of June 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted Avg.	Weighted
		Remaining	Avg.		Remaining	Avg.
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life (Yrs)	Price	Exercisable	Life (Yrs)	Price
$23.98 – 39.47	419,600	2.61	$32.58	419,600		$32.58
41.03 – 48.05	362,576	5.62	47.28	343,244		47.26
48.19 – 53.85	378,978	7.75	53.21	186,270		52.93
54.86 – 72.56	333,986	7.79	71.47	153,957		70.65
74.27 – 74.27	198,000	9.03	74.27	—		—
87.03 – 87.03	6,500	6.44	87.03	2,750		87.03

$23.98 – 87.03	1,699,640	6.21	$53.02	1,105,821	4.99	$46.00

At June 30, 2009, 890,757 shares were available for future grants under the Option Plan.
The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model using the single option approach for options granted after June 30, 2005.

These are the following weighted-average assumptions:

	Year Ended June 30,
	2009	2008	2007
Volatility for options	29 – 35%	28 – 29%	29%
Volatility for employee stock purchase plan	24 – 56%	21 – 31%	23 – 26%
Risk-free interest rate for options	1.9 – 3.3%	2.91 – 4.60%	4.50 – 4.88%
Risk-free interest rate for employee stock purchase plan	0.5 – 2.0%	2.13 – 4.80%	2.00 – 4.98%
Expected life of options	4.70 years	4.72 years	4.70 years
Expected life of employee stock purchase plan	6 months	6 months	6 months
Expected dividend	$0.00	$0.00	$0.00
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
Expected Volatility — Our computation of expected volatility for the years ended June 30, 2009, 2008 and 2007 is based on a combination of historical and market-based implied volatility.
Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
Expected Dividend — The expected dividend assumption is based on our current expectations about our anticipated dividend policy.
Employee Stock Purchase Plan. Under our Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to certain annual limitations. The number of shares of stock issued under the Purchase Plan was 43,917, 32,969 and 38,584 shares in fiscal 2009, 2008 and 2007, respectively, at weighted average prices of $49.57, $56.59 and $44.36, respectively. The weighted average fair value of the fiscal 2009, 2008 and 2007 awards was $8.75, $12.48 and $14.10, respectively. At June 30, 2009, 591,333 shares were reserved for future issuances under the Purchase Plan.
Note 11 — EMPLOYEE 401(K) PLAN
We have a 401(k) tax deferred savings plan covering most U.S. employees. Participants may contribute up to 10% of their compensation and we make matching contributions ($1.8 million in fiscal 2009, $1.6 million in fiscal 2008, and $1.4 million in fiscal 2007) limited to 5% of each participant’s compensation. Starting as of fiscal 2007, matching contributions vest in 25% increments each year. In prior years, matching contributions vested in 25% increments each year beginning two years after the participant’s date of employment.

Note 12 — TAXES ON INCOME
The provision for taxes on income consists of:

	Year Ended June 30
	2009	2008	2007
	(In thousands)
Current:
Federal	$15,420	$17,433	$10,488
State	1,755	(1,481)	1,770
Foreign	9,459	10,590	13,166

Total current	26,634	26,542	25,424

Deferred:
Federal	2,734	105	1,474
State	(560)	122	(78)
Foreign	(990)	(1,171)	(852)

Total deferred	1,184	(944)	544

	$27,818	$25,598	$25,968

Domestic and foreign income before taxes on income is as follows:

	Year Ended June 30
	2009	2008	2007
	(In thousands)
Domestic	$58,226	$57,830	$55,126
Foreign	25,047	20,568	16,164

	$83,273	$78,398	$71,290

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Non-current deferred tax assets are presented on the balance sheets as part of other assets. The components of the current and non-current deferred tax assets and liabilities are as follows:

	Year Ended June 30
	2009	2008
	(In thousands)
Current deferred tax assets:
Accounting accruals deductible in different periods for tax purposes	$6,192	$7,239
Stock-based compensation	4,787	3,629
State income tax	268	88
Other	924	578

Total current deferred tax assets	12,171	11,534

Non-current deferred tax assets:
Difference in tax basis from acquisition	—	980
Book depreciation in excess of tax	229	—

Non-current deferred tax liabilities:
Accelerated depreciation	(1,676)	(826)
Excess tax basis from acquisition	—	(980)
Book/tax amortization of intangibles	(3,450)	(2,301)
Accumulated translation adjustment	(3,043)	(6,777)

Total deferred tax liabilities	(8,169)	(10,884)

Net deferred tax assets	$4,231	$1,630

Total income tax expense differs from the amount computed by applying the statutory Federal income tax rate to income before taxes on income as follows:

	Year Ended June 30
	2009	2008	2007
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax effect	0.8	(1.3)	1.6
Extraterritorial income exclusion/Manufacturing deduction	(1.3)	(1.4)	(1.1)
Taxes on foreign income	(2.0)	1.0	1.8
Other	0.9	(0.7)	(0.9)

	33.4%	32.6%	36.4%

Income taxes paid were $28.9 million in fiscal 2009, $31.2 million in fiscal 2008 and $21.3 million in fiscal 2007.
We have not provided for Federal income taxes on approximately $55.3 million of undistributed earnings of certain foreign subsidiaries, which we intend to permanently reinvest in subsidiary operations. If these earnings were distributed to us as the parent, foreign tax credits available under current law would substantially eliminate the resulting Federal income tax liability.
Our total amount of unrecognized tax benefits as of June 30, 2009 was $14.1 million, of which $3.2 million, if recognized, would affect our effective tax rate compared to $14.2 million on July 1, 2008, of which $1.9 million, if recognized, would have affected our effective tax rate. The liability for income taxes associated with uncertain tax positions is classified in deferred and other income taxes payable.
We record interest and penalties related to unrecognized tax benefits in income tax expense. At June 30, 2009, we had approximately $2.0 million accrued for estimated interest related to uncertain tax positions compared to approximately $1.9 million on July 1, 2008. During the fiscal year ended June 30, 2009, we accrued a total of $793,000 in interest on these uncertain tax positions. During the fiscal year ended June 30, 2009, we reversed certain income taxes payable in the amount of $3.4 million, including $710,000 of accrued interest due to expiring statutes relating to FIN 48 liabilities previously accrued. Similarly, deferred tax assets and other tax receivables were reduced by $2.9 million, including $225,000 of accrued interest, due to related expiring FIN 48 liabilities.
Reconciliation of unrecognized tax benefits is as follows (in thousands):

Balance, July 1, 2007	$14,356
Additions for tax positions of the current year	3,104
Decrease from expiration of statute of limitation	(3,228)

Balance, June 30, 2008	14,232
Additions for tax positions of prior year	1,601
Additions for tax positions of the current year	1,699
Decrease from expiration of statute of limitation	(3,451)

Balance, June 30, 2009	$14,081

We are subject to audit by the Internal Revenue Service and California Franchise Tax Board for the fiscal years 2005 through the fiscal year 2009. As we have operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state. We also file income tax returns for non-US jurisdictions, the most significant of which are Germany, Japan, the UK and Hong Kong. The years open to adjustment for Germany are fiscal years 2004 through 2008, fiscal years 2003 through 2008 for the UK and Hong Kong and fiscal years 2002 through 2008 for Japan.
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

Note 13 — COMMITMENTS AND OTHER CONTINGENCIES
Revenue generated from international operations is generally denominated in foreign currencies. We enter into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these exchange contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. We had forward exchange contracts to sell foreign currencies totaling $15.2 million, $19.0 million and $10.5 million at June 30, 2009, 2008 and 2007, respectively. In March 2007, we entered into a $10.0 million cross-currency swap arrangement for Japanese Yen which matures in March 2010.
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
Certain facilities and equipment are leased under non-cancelable operating leases. We generally pay taxes, insurance and maintenance costs on leased facilities and equipment. Minimum annual rental commitments under these non-cancelable operating leases are $5.5 million for fiscal 2010 $3.0 million for fiscal 2011, $1.7 million for fiscal 2012, $0.8 million for fiscal 2013, $0.6 million for fiscal 2014 and $2.5 million thereafter.
Total rental expense for all operating leases was $7.6 million in fiscal 2009, $7.2 million in fiscal 2008 and $6.7 million in fiscal 2007.
We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable, however, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No material claims for such indemnifications were outstanding as of June 30, 2009. We have not recorded any liabilities for these indemnification agreements at June 30, 2009 or 2008.
Note 14 — BUSINESS SEGMENT INFORMATION
SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers.
Our business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision maker (our Chief Executive Officer). We have two operating segments, the Chemical Analysis Business Unit (“CABU”) and the Life Sciences Business Unit (“LSBU”). CABU sells ion chromatography and accelerated solvent extraction products, services and related consumables. LSBU sells high performance liquid chromatography products, services and related consumables. These two operating segments are aggregated into one reportable segment for financial statement purposes.
We sell products, installation and training services and maintenance within this reportable segment, detailed as follows:

	Year Ended June 30
	2009	2008	2007
		(In thousands)
Products	$332,965	$329,485	$286,767
Installation and training services	11,287	10,433	9,365
Maintenance	40,796	37,620	31,152

	$385,048	$377,538	$327,284

Geographic information is presented below:

	Year Ended June 30
	2009	2008	2007
		(In thousands)
Net sales to unaffiliated customers:
United States	$110,084	$96,250	$85,419
Europe, excluding Germany	118,327	116,482	106,781
China	47,655	33,452	24,465
Germany	37,756	40,836	37,683
Japan	38,529	34,996	32,642
Other International	32,697	55,522	40,294

Consolidated net sales	$385,048	$377,538	$327,284

At June 30
Long-lived assets:
United States	$59,681	$53,798	$51,728
Europe, excluding Germany	10,121	8,734	9,022
China	567	430	371
Germany	30,747	36,536	30,251
Japan	10,796	10,070	8,738
Other International	746	1,515	885

Consolidated long-lived assets	$112,658	$111,083	$100,995

Net revenues above are attributed to geographic area based on customers’ shipment locations.
No individual customer accounted for greater than 5% of net sales in fiscal 2009, 2008 and 2007 or greater than 10% of consolidated accounts receivable at June 30, 2009 and 2008.
Note 15 — QUARTERLY RESULTS OF OPERATIONS (unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2009 and 2008.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Fiscal 2009:
Net sales	$93,435	$103,041	$94,396	$94,176
Gross profit	62,711	69,570	64,225	59,891
Net income	11,816	17,026	15,175	11,438
Basic earnings per share	0.65	0.95	0.85	0.64
Diluted earnings per share	0.64	0.93	0.84	0.63
Fiscal 2008:
Net sales	$82,423	$98,038	$98,356	$98,721
Gross profit	53,727	66,206	64,525	66,324
Net income	10,150	14,829	13,595	14,226
Basic earnings per share	0.54	0.80	0.74	0.78
Diluted earnings per share	0.53	0.77	0.72	0.76
Subsequent to the issuance of the Company’s condensed consolidated financial statements for the third quarter ended March 31, 2009, we discovered two immaterial errors that affected our gross margin and earnings per share for the quarter ended March 31, 2009. The first error related to in-transit inventory that was improperly recorded on the balance sheet instead of cost of sales. The second error was related to an intercompany transfer pricing adjustment that was not properly eliminated in consolidation during the third quarter causing inventory to be overstated and cost of sales to be understated. As a result of these errors, our gross profit and net income, as reported for the three months ended March 31, 2009, are overstated by $1.7 million and $1.1 million, respectively, and our basic and diluted earnings per share are overstated by $0.06 and $0.06, respectively. Adjustments were recorded during the fourth quarter to correct these errors. Consequently, our gross profit and net income, as reported, are understated by $1.7 million and $1.1 million, respectively, and our basic and diluted earnings per share are understated by $0.06 and $0.06, respectively, for the three months ended June 30, 2009.

Note 16 — FAIR VALUE MEASUREMENTS
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
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of June 30, 2009 (in thousands):

		Fair Value Measurements at June 30, 2009
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets or	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market	$2,998	$2,998	$—	$—
Stocks	8	8	—	—
Equity indexed derivatives	633	—	633	—

Total	$3,639	$3,006	$633	$—

Liabilities:
Foreign currency contracts	$2,225	$2,225	$—	$—

Reported as:

		Fair Value Measurements at June 30, 2009
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets or	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents (1)	$2,998	$2,998	$—	$—
Short-term investments	641	8	633	—

Total	$3,639	$3,006	$633	$—

Liabilities:
Foreign currency contracts (2)	$2,225	$2,225	$—	$—

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009.

(2)	Included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009.
Note 17 — SUBSEQUENT EVENTS
We have evaluated subsequent events through August 28, 2009, the day our consolidated financial statements for the year ended June 30, 2009 were issued and concluded there are no additional adjustments to the consolidated financial statements or disclosures required.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2009 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on criteria established in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that, as of June 30, 2009, our internal control over financial reporting was effective.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of June 30, 2009, as stated in their report that appears below.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Dionex Corporation:
We have audited the internal control over financial reporting of Dionex Corporation and subsidiaries (the “Company”) as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended June 30, 2009, of the Company, and our reports dated August 28, 2009, expressed unqualified opinions on those consolidated financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
San Jose, California
August 28, 2009

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
The information required by Item 10 of Form 10-K with respect to identification of directors and executive officers is incorporated by reference to the information contained in the sections captioned “Election of Directors”, “Executive Officers of Dionex Corporation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 26, 2009 (the “2009 Proxy Statement”), which will be filed in accordance with Regulation 14A under the Exchange Act.
CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K with respect to the Audit Committee is incorporated by reference to the information contained in “Election of Directors” in the 2009 Proxy Statement.
CODE OF ETHICS
The information required by Item 10 of Form 10-K with respect to the Code of Ethics is incorporated by reference to the information contained in “Code of Ethics” in the 2009 Proxy Statement.

Item 11.	EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K regarding executive compensation is incorporated by reference to the information contained in the sections captioned “Compensation of Directors and Executive Officers,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation”, “Compensation Tables”, and “Compensation Committee Report” in the 2009 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned “Security Ownership Certain Beneficial Owners and Management” in the 2009 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned “Election of Directors” and “Transactions with Related Persons” in the 2009 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Independent Registered Public Accounting Firm’s Fees,” “Policy on Audit Committee Pre-Approval” and “Audit Committee Disclosure” in the 2009 Proxy Statement.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1) Financial Statements — See Index to Financial Statements at page 29 of this Report.
(2) Financial Statement Schedule — See Index to Financial Statement Schedules at pages 54 of this Report.
(3) Exhibits — See Exhibit Index at page 57 through 58 of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIONEX CORPORATION
By:	/s/ Frank Witney
Frank Witney
President, Chief Executive Officer and Director
Date: August 28, 2009
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank Witney and Craig A. McCollam, and each or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Dionex Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Witney Frank Witney	President, Chief Executive Officer, and Director (Principal Executive Officer)	August 28, 2009

/s/ Craig A. McCollam Craig A. McCollam	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 28, 2009

/s/ A. Blaine Bowman A. Blaine Bowman	Director	August 28, 2009

/s/ David L. Anderson David L. Anderson	Director	August 28, 2009

/s/ Roderick McGeary Roderick McGeary	Director	August 28, 2009

/s/ Riccardo Pigliucci Riccardo Pigliucci	Lead Director	August 28, 2009

/s/ Michael W. Pope Michael W. Pope	Director	August 28, 2009

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	55

Schedule II — Valuation and Qualifying Accounts and Reserves	56

All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Dionex Corporation:
We have audited the consolidated financial statements of Dionex Corporation and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and for each of the three years in the period ended June 30, 2009, and the Company’s internal control over financial reporting as of June 30, 2009, and have issued our reports dated August 28, 2009 (which report on the Company’s consolidated financial statements includes an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109). Such consolidated financial statements and reports are included elsewhere in this Annual Report on Form 10-K for the year ended June 30, 2009. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
San Jose, California
August 28, 2009

SCHEDULE II
DIONEX CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEAR ENDED JUNE 30, 2009, 2008 AND 2007

			Charged
	Balance		(Credited)		Balance
	Beginning of		to Other		End of
	Year	Additions	Accounts(1)	Deductions(2)	Year
			(In thousands)
YEAR ENDED JUNE 30, 2009:	$524	$163	$(102)	$(25)	$560
Allowance for doubtful accounts
YEAR ENDED JUNE 30, 2008:	$610	$(95)	$120	$(111)	$524
Allowance for doubtful accounts
YEAR ENDED JUNE 30, 2007:	$674	$—	$41	$(105)	$610
Allowance for doubtful accounts

(1)	Effects of exchange rate changes.

(2)	Accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit
Number		Description	Reference
3.1		Restated Certificate of Incorporation, filed December 12, 1988	(1)

3.2		Certificate of Amendment of Restated Certificate of Incorporation, filed December 1, 1999 (Exhibit 3.2)	(8)

3.3		Amended and Restated Bylaws, August 6, 2008 (Exhibit 99.1)	(12)

10.1	*	Medical Care Reimbursement Plan as amended October 30, 2007 (Exhibit 10.1)	(9)

10.2		Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.15)	(3)

10.3		First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.17)	(4)

10.4	*	Dionex Corporation 2004 Equity Incentive Plan, as amended October 2006 (Exhibit 10.1)	(10)

10.5	*	Form of Stock Option Agreement for non-employee directors (Exhibit 10.5)	(11)

10.6	*	Form of Stock Option Agreement for other than non-employee directors (Exhibit 10.6)	(11)

10.7	*	Form of Stock Unit Award Agreement (Exhibit 10.2)	(10)

10.8	*	Form of International Stock Option Agreement (Exhibit 10.8)	(9)

10.9	*	Form of Stock Unit Award Agreement for U.S. employees	(2)

10.10	*	Form of Stock Unit Award Agreement for International employees	(2)

10.11	*	Employee Stock Participation Plan (Exhibit 10.13)	(5)

10.12		Second amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.1)	(6)

10.13	*	Change in Control Severance Benefit Plan as amended August 6, 2008	(2)

10.14		Third amendment to Credit Agreement dated December 1, 2006 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.8)	(7)

10.15	*	Form of Indemnification Agreement (Exhibit 10.1)	(13)

10.16		Management Incentive Bonus Plan dated August 6, 2009 (Exhibit 99.1)	(14)

21.1		Subsidiaries of Dionex Corporation

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (reference is made to the signature page of this report on Form 10-K)

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	†	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	†	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed September 20, 1989.

(2)	Incorporated by reference to the indicated exhibit in our Form 10-K filed August 29, 2008.

(3)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 14, 2001.

(4)	Incorporated by reference to the indicated exhibit in our Form 10-K filed September 24, 2003.

(5)	Incorporated by reference to the indicated exhibit in our Form 10-K filed September 10, 2004.

(6)	Incorporated by reference to the indicated exhibit in our Form 8-K filed December 22, 2004.

(7)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 9, 2007.

(8)	Incorporated by reference to the indicated exhibit in our Form 10-K filed August 29, 2007.

(9)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed November 9, 2007.

(10)	Incorporated by reference to the indicated exhibit in our Form 8-K filed October 15, 2007.

(11)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 8, 2008.

(12)	Incorporated by reference to the indicated exhibit in our Form 8-K filed August 11, 2008.

(13)	Incorporated by reference to the indicated exhibit in our Form 8-K filed November 3, 2008.

(14)	Incorporated by reference to the indicated exhibit in our Form 8-K filed August 10, 2009.

*	Management contract or compensatory plan or arrangement.

†
This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.