Form 10-Q
period 2009-09-30
DIONEX CORP /DE
filed 2009-11-06
CIK 708850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2009:

CLASS	NUMBER OF SHARES

Common Stock	17,723,106

DIONEX CORPORATION
INDEX

Part I. Financial Information
Item 1. Financial Statements
DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	June 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$78,234	$69,684
Short-term investments	460	641
Accounts receivable (net of allowance for doubtful accounts of $443 at September 30, 2009 and $560 at June 30, 2009)	70,267	70,535
Inventories	37,679	31,274
Deferred taxes	12,255	12,171
Prepaid expenses and other current assets	18,957	21,917

Total current assets	217,852	206,222
Property, plant and equipment, net	78,312	71,927
Goodwill	36,375	29,354
Intangible assets, net	15,548	8,506
Other assets	13,891	13,975

	$361,978	$329,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$15,137	$64
Accounts payable	18,003	16,545
Accrued liabilities	31,203	31,222
Deferred revenue	24,246	22,559
Income taxes payable	9,101	4,581
Accrued product warranty	2,987	3,028

Total current liabilities	100,677	77,999
Deferred and other income taxes payable	25,627	24,348
Other long-term liabilities	3,685	3,707
Commitments and other contingencies (Note 13)
Stockholders’ equity:
Dionex Corporation stockholders’ equity
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding:
17,647,678 shares at September 30, 2009 and 17,759,690 shares at June 30, 2009)	189,674	186,649
Retained earnings	22,385	21,459
Accumulated other comprehensive income	18,268	14,306

Total Dionex Corporation stockholders’ equity	230,327	222,414
Noncontrolling interest	1,662	1,516

Total stockholders’ equity	231,989	223,930

	$361,978	$329,984

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
Net sales	$90,664	$93,435
Cost of sales	31,041	30,724

Gross profit	59,623	62,711

Operating expenses:
Selling, general and administrative	35,983	36,197
Research and product development	7,172	7,029

Total operating expenses	43,155	43,226

Operating income	16,468	19,485
Interest income	83	403
Interest expense	(36)	(218)
Other income (expense), net	40	(403)

Income before taxes	16,555	19,267
Taxes on income	5,969	7,241

Net income	10,586	12,026
Less: Net income attributable to noncontrolling interest	250	210

Net income attributable to Dionex Corporation	$10,336	$11,816

Basic earnings per share attributable to Dionex Corporation	$0.58	$0.65

Diluted earnings per share attributable to Dionex Corporation	$0.57	$0.64

Shares used in computing per share amounts:
Basic	17,712	18,068
Diluted	18,050	18,547
See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$10,586	$12,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,478	2,320
Stock-based compensation	1,578	1,485
Provision (benefit) for bad debts	(155)	43
Loss on disposal of fixed assets	29	34
Tax benefit related to stock transactions	(165)	(111)
Deferred income taxes	(5)	(85)
Changes in assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	2,435	978
Inventories	(1,656)	(3,960)
Prepaid expenses and other assets	753	578
Prepaid income taxes	2,521	13
Accounts payable	783	110
Accrued liabilities	(1,685)	(3,360)
Deferred revenue	1,101	76
Income taxes payable	4,457	(1,476)
Accrued product warranty	(173)	10

Net cash provided by operating activities	22,882	8,681

Cash flows from investing activities:
Purchase of marketable securities	—	(2,713)
Proceeds from sale of marketable securities	232	—
Purchase of property, plant and equipment	(2,751)	(4,581)
Purchase of business	(21,100)	(952)

Net cash used for investing activities	(23,619)	(8,246)

Cash flows from financing activities:
Net change in notes payable	15,075	3,265
Proceeds from issuance of common stock	3,261	1,657
Tax benefit related to stock transactions	165	111
Repurchase of common stock	(11,175)	(13,332)
Dividends paid to noncontrolling interests	(104)	—

Net cash provided by (used for) financing activities	7,222	(8,299)

Effect of exchange rate changes on cash	2,065	(4,712)

Net increase (decrease) in cash and cash equivalents	8,550	(12,576)
Cash and cash equivalents, beginning of period	69,684	75,624

Cash and cash equivalents, end of period	$78,234	$63,048

Supplemental disclosures of cash flow information:
Income taxes paid	$1,803	$8,325
Interest expense paid	28	202
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	588	526
Accrued consideration of business purchase	—	592
Elimination of equity interest associated with step-acquisition of business	—	760
See notes to condensed consolidated financial statements

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Dionex Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Unless the context otherwise requires, the terms “Dionex,” “we,” “our” and “us” and words of similar import as used in these notes to condensed consolidated financial statements include Dionex Corporation and its consolidated subsidiaries.
The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2010. Separate line item disclosure of the change in prepaid income taxes has been provided in the condensed consolidated statement of cash flows for the three months ended September 30, 2008 to conform to the fiscal 2010 presentation. Net operating results have not been affected by this re-classification.
2. New Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update related to subsequent events. This accounting standard is intended to establish general standards of the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The accounting standard is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by us during the quarter ended June 30, 2009. Additional disclosures are provided in Note 17.
In April 2009, the FASB issued an Accounting Standard Update related to the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the business combination accounting standard to require contingent assets acquired and liabilities assumed to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with the accounting standard related to contingencies and the estimation of the amount of a loss. Further, this eliminated the specific subsequent accounting guidance for contingent assets and liabilities from the application of the business combination accounting standard. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value. This accounting guidance is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which began on July 1, 2009 for us. Effective July 1, 2009, we adopted the accounting standard related to assets acquired and liabilities assumed in a business combinations.
In April 2009, the FASB issued two Accounting Standard Updates related to disclosures about the fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by another Accounting Standard Update. These updates are effective for interim and annual reporting periods ending after June 15, 2009. Effective July 1, 2009, we adopted the accounting guidance related to the fair value disclosure of financial instruments.
In April 2009, the FASB issued two Accounting Standard Updates related to the recognition and presentation of other-than-temporary impairments (“OTTI”), which provides operational guidance for determining OTTI for debt securities. These updates are effective for interim and annual periods ending after June 15, 2009. Effective July 1, 2009, we adopted the accounting guidance related to the recognition and presentation of OTTI. The adoption of this accounting guidance did not have an impact on our condensed consolidated financial statements.
In December 2007, the FASB issued an Accounting Standard Update related to noncontrolling interests in subsidiaries to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the condensed consolidated financial statements. Among other requirements, the new guidance requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The new guidance also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This accounting standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Effective July 1, 2009, we adopted the accounting standard related to noncontrolling interests in subsidiaries. In addition, the presentation and disclosure requirements of the Accounting Standard Update have been applied retrospectively to our condensed consolidated balance sheet as of June 30, 2009, our condensed consolidated statements of income and cash flows, and our comprehensive income disclosure in Note 7 for the three months ended September 30, 2008.
In December 2007, the FASB issued a revision to a previous Accounting Standard Update related to business combinations. The revised accounting standard expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. It also requires that all assets, liabilities, contingent consideration and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, the revised accounting standard now requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period that impacts income tax expense. The effect of this revision applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited, which began on July 1, 2009 for us. Effective July 1, 2009, we adopted the revised accounting standard related to business combinations.
In April 2008, the FASB released an Accounting Standard Update to determine the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the previously issued standard on goodwill and other intangible assets. The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under the accounting standard and the period of expected cash flows used to measure the fair value of the asset under the accounting standard for business combinations and other U.S. generally accepted accounting principles. Effective July 1, 2009, we adopted the accounting guidance related to the useful life of certain intangible assets. The adoption did not have an impact on our condensed consolidated financial statements.
In March 2008, the FASB issued an Accounting Standard Update related to disclosures about derivative instruments and hedging activities. The accounting standard enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. Effective July 1, 2009, we adopted the accounting standard related to the disclosures about derivative instruments and hedging activities.
In February 2007, the FASB issued an Accounting Standard Update related to the fair value option for financial assets and financial liabilities. It permits entities to choose, at specified election dates, to measure eligible items at fair value (or “fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. The standard also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The accounting standard was effective for us as of the first quarter of fiscal 2009. Currently, we have elected not to adopt the fair value option under this update.
In October 2009, the FASB issued an Accounting Standard Update for revenue recognition with multiple deliverables. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. This accounting guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. We are currently evaluating the potential impact, if any, of the adoption of the accounting guidance on our consolidated financial position, results of operations and cash flow.

3. Stock-Based Compensation
We account for our stock plans by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. We have a stock-based compensation plan (“Equity Incentive Plan”) and an employee stock purchase plan (“ESPP”). Pursuant to the Equity Incentive Plan, we issue stock options and restricted stock units.
Generally, stock options granted to employees and non-employee directors fully vest four years from the grant date and have a term of ten years. We recognize stock-based compensation expense over the requisite service period of the individual grants, generally, equal to the vesting period.
Stock option activity under our Equity Incentive Plan during the three months ended September 30, 2009 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	Outstanding	Price	(Years)	(in 000’s )
Balance at June 30, 2009	1,699,640	$53.02
Options granted	—	$—
Options exercised	(52,105)	$42.23
Options forfeited/canceled/expired	(13,375)	$69.48

Balance at September 30, 2009	1,634,160	$53.23	5.97	$23,373

Options vested and expected to vest at September 30, 2009	1,625,535	$53.17	5.95	$23,329

Exercisable at September 30, 2009	1,150,427	$47.89	4.96	$21,282

The aggregate intrinsic values in the table above represent the total pretax intrinsic values based on our closing stock price of $64.97 at September 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.
The total pre-tax intrinsic value of options exercised during the three months ended September 30, 2009 was $2.2 million.
Under our ESPP, eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to certain annual limitations.
Our stock-based compensation expense for the three ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Cost of sales	$158	$185
Selling, general and administrative expenses	1,041	864
Research and development expenses	379	436

Total stock-based compensation expenses	1,578	1,485
Tax effect on stock-based compensation	(506)	(487)

Net effect on net income	$1,331	$998

The fair value of each option on the date of grant was estimated using the Black-Scholes-Merton option-pricing model using a single option approach for options granted after June 30, 2005, with the following weighted-average assumptions:

	Three Months Ended
	September 30,
	2009	2008
Volatility for Equity Incentive Plan	—	29%
Volatility for ESPP	36%	24%
Risk-free interest rate for Equity Incentive Plan	—	3.3%
Risk-free interest rate for ESPP	0.3%	2.0%
Expected life of Equity Incentive Plan	—	4.70 years
Expected life of ESPP	6 months	6 months
Expected dividend	$0.00	$0.00
As of September 30, 2009, the unrecorded deferred stock-based compensation balance related to stock options was $9.6 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 2.4 years. We did not issue any options under the Equity Incentive Plan during the first quarter of fiscal 2010.
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
Expected Volatility — Our computation of expected volatility for the three months ended September 30, 2009 and 2008 is based on a combination of historical and market-based implied volatility.
Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
Expected Dividend — The expected dividend assumption is based on our current expectations about our anticipated dividend policy.
4. Inventories
Inventories consisted of (in thousands):

	September 30,	June 30,
	2009	2009
Finished goods	$23,817	$19,070
Work in process	1,564	1,119
Raw materials	12,298	11,085

	$37,679	$31,274

5. Property, Plant and Equipment, Net
Property, Plant and Equipment, Net consisted of (in thousands):

	September 30,	June 30,
	2009	2009
Land	$28,141	$24,533
Buildings and improvements	48,298	47,060
Machinery, equipment and tooling	42,872	40,960
Furniture and fixtures	11,450	10,884
Construction-in-progress	3,897	2,408

	134,658	125,845
Accumulated depreciation and amortization	(56,346)	(53,918)

Property, plant and equipment, net	$78,312	$71,927

6. Short-term Investments
Short-term investments are recorded at their fair value. The difference between the fair value and amortized cost of short-term investments classified as “available-for-sale” securities is recorded in other comprehensive income, net of deferred taxes. We do not hold any auction-rate securities. As of September 30, 2009, short-term investments included an equity indexed derivative totaling $452,000.
The aggregate market value, cost basis, and gross unrealized gains and losses of short-term investments classified as “available-for-sale” securities were as follows (in thousands):

		Gross
		Unrealized	Fair
	Cost	Losses	Value
September 30, 2009, Certificate of deposits	$8	$—	$8
June 30, 2009, Certificate of deposits	$8	$—	$8
7. Comprehensive Income
Comprehensive income is the change in stockholders’ equity arising from transactions other than investments by owners and distributions to owners. The significant component of comprehensive income, other than net income, is the foreign currency translation adjustments. The components of comprehensive income attributable to Dionex Corporation were as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Net income, as reported	$10,336	$11,816
Foreign currency translation adjustments, net of taxes	4,862	(10,201)
Unrealized loss on net investment hedge	(901)	(110)
Unrealized gain on securities available for sale, net of taxes	1	—

Comprehensive income	14,298	1,505
Comprehensive income (loss) attributable to the noncontrolling interests	250	210
Dividend attributable to noncontrolling interests	(319)	(459)

Comprehensive income attributable to Dionex Corporation	$14,229	$1,256

8. Common Stock Repurchases
During the three months ended September 30, 2009, we repurchased 188,253 shares of our common stock on the open market for approximately $11.2 million (at an average repurchase price of $59.36 per share), compared with 201,584 shares repurchased for approximately $13.3 million (at an average repurchase price of $66.14 per share) in the same period of the prior fiscal year.
9. Earnings per Share
Basic earnings per share attributable to Dionex Corporation are determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Dionex Corporation are determined by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.
The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share attributable to Dionex Corporation (in thousands, except per share data):

	Three Months Ended
	September 30,
	2009	2008
Numerator:
Net income attributable to Dionex Corporation	$10,336	$11,816
Denominator:
Weighted average shares used to compute net income per common share — basic	17,712	18,068
Effect of dilutive stock options	338	479

Weighted average shares used to compute net income per common share — diluted	18,050	18,547

Basic earnings per share attributable to Dionex Corporation	$0.58	$0.65

Diluted earnings per share attributable to Dionex Corporation	$0.57	$0.64

Antidilutive common equivalent shares related to stock options are excluded from the calculation of diluted shares. Approximately 622,493 and 455,710 shares were excluded at September 30, 2009 and 2008, respectively because they were antidilutive.
10. Acquisition
On September 22, 2009, we entered into a purchase agreement with ESA Biosciences, Inc. to acquire certain assets and liabilities of its Life Science Tools (“LST”) and Laboratory Services business divisions. The acquisition increased our portfolio of High Performance Liquid Chromatography (“HPLC”) solutions and expanded our presence in the life sciences market, particularly in clinical research applications. The purchase consideration totaled $21.6 million, consisting of $21.1 million in cash and $486,000 in assumed liabilities. The purchase price has been preliminarily allocated to assets and liabilities acquired based upon our estimate of their fair values. Through the date that we finalize our purchase price allocation, any changes to the preliminary fair value estimates will be reflected in goodwill. The acquired goodwill is deductible for tax purposes and it reflects the value that is attributable primarily to operating synergy benefits unique to us. The impact on our result of operations as a result of this acquisition for the quarter and since the acquisition is immaterial to our condensed consolidated financial statements..
The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable and prepaid assets	$110
Inventory	3,190
Other assets	26
Property, plant, equipment	3,986
Identifiable intangible assets	7,290
Goodwill	6,984

Total assets acquired	21,586
Accounts payable and accrued liabilities	(197)
Deferred revenue	(254)
Warranty obligations	(35)

Total liabilities assumed	(486)

Total purchase price, net of liabilities assumed	$21,100

Acquisition related costs totaling approximately $350,000 were charged to selling, general and administrative expense for the three months ended September 30, 2009.
11. Goodwill and Other Intangible Assets
Information regarding our goodwill and other intangible assets reflects current foreign exchange rates.

The change in the carrying amount of goodwill for the three months ended September 30, 2009 was as follows (in thousands):

Total
Balance as of July 1, 2009	$29,354
Translation adjustments	443
Additions	6,578

Balance as of September 30, 2009	$36,375

Our reporting units consist of our operating segments, the Chemical Analysis Business Unit (CABU) and the Life Sciences Business Unit (LSBU). Except for goodwill associated with the AutoTrace acquisition that was assigned to the CABU reporting unit, all goodwill has been assigned to the LSBU reporting unit. The evaluation of goodwill is based upon the fair value of this reporting unit. We performed annual impairment tests on goodwill in April 2009 and determined that goodwill was not impaired. Additionally, there was no occurrence of events indicating a possible impairment of recorded goodwill as of September 30, 2009.
Information regarding our other intangible assets follows (in thousands):

	As of September 30, 2009			As of June 30, 2009
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and trademarks	$5,958	$(2,129)	$3,829	$7,088	$(1,978)	$5,110
Developed technology	15,738	(10,613)	5,125	11,054	(10,327)	1,177
Tradenames	2,830	—	2,830	—	—	—
Customer lists	5,121	(1,357)	3,764	3,391	(1,172)	2,219

Total	$29,647	$(14,099)	$15,548	$21,983	$(13,477)	$8,506

Except for the amount allocated to acquired tradenames, which was $2.8 million as of September 30, 2009 and is not amortizable, we amortize patents and trademarks over a period of seven to sixteen years and the remaining weighted average amortization period for this category is approximately eleven years.
We amortize developed technology over a period of seven years based on experiences from our historical product cycles.
We amortize customer lists over a period of two to ten years and the remaining weighted average amortization period for this category is approximately seven years.
Amortization expense related to intangible assets was $331,553 and $284,479 for the three months ended September 30, 2009 and 2008, respectively. The remaining estimated amortization for each of the five fiscal years subsequent to September 30, 2009 is as follows (in thousands):

Remaining
Amortization
Expense
2010 (remaining nine months)	$1,984
2011	2,681
2012	2,407
2013	1,727
2014	1,217
Thereafter	2,702

Total	$12,718

12. Warranty
Product warranties are recorded at the time revenue is recognized for certain product shipments. Warranty expense is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from our estimates, revisions to the warranty liability would be required.

Details of the change in accrued product warranty for the three months ended September, 2009 and 2008 were as follows (in thousands):

				Actual
	Balance	Provision	Other	Warranty	Balance
	Beginning	For	Adjustments	Costs	End of
	Of Period	Warranties	Accounts (1)	Incurred	Period
Accrued Product Warranty
Three Months Ended:
September 30, 2009	$3,028	$881	$98	$(1,020)	$2,987
September 30, 2008	$3,444	$1,342	$(206)	$(1,325)	$3,255

(1)	Effects of exchange rate changes
13. Commitments and Other Contingencies
Revenues generated from international operations are generally denominated in foreign currencies. We have entered into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At September 30, 2009, we had forward exchange contracts to sell foreign currencies totaling $18.1 million (including approximately $11.2 million in Euros, $5.2 million in Japanese yen, $0.9 million in Australian dollars and $0.8 million in Canadian dollars). The foreign exchange contracts outstanding at the end of the period mature within one month. Consequently, contract values and fair market values are the same. In March 2007, we entered into a $10.0 million cross-currency swap arrangement for Japanese Yen that matures in March 2010. Starting January 2008, we determined that this cross-currency swap qualified as a net investment hedge. As a result, during the three months ended September 30, 2009 and 2008, we marked to market decreases in value of $901,000 and $110,000, respectively, in accumulated other comprehensive income as part of the foreign currency translation adjustment.
We have unsecured credit agreements with domestic and international financial institutions. The agreements provide for revolving unsecured lines of credit that we utilize primarily for our general corporate purposes, including stock repurchases and working capital needs. As of September 30, 2009, we had a total of $14.0 million in available lines of credit with outstanding borrowings of $15.1 million maturing on December 31, 2009.
On July 1, 2008, we acquired a 100% ownership interest in a Swedish company, in which we previously held a 30% equity interest with a carrying amount of $760,000 at June 30, 2008, using a combination of cash and earn-out payment arrangements. The total purchase consideration for the incremental 70% ownership interest was approximately $1.5 million, excluding contingent earn-out payments based on a percentage of net income in 2009 through 2011. This acquisition allowed us to take control of our Swedish distributor for the purpose of further expanding the business. Approximately $952,000 of the purchase consideration was paid during the quarter ended September 30, 2008, with the remaining $580,000 payable on July 1, 2011 and included within other long-term liabilities at September 30, 2009. There were no earn-out payments recorded for the fiscal year ending June 30, 2009.
We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable, however, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No material claims for such indemnifications were outstanding as of September 30, 2009. We have not recorded any liabilities for these indemnification agreements at September 30, 2009 or June 30, 2009.
14. Business Segment Information
We have two operating segments, CABU and LSBU. CABU sells ion chromatography and accelerated solvent extraction products, services and related consumables. LSBU sells high performance liquid chromatography products, services and related consumables. These two operating segments are aggregated into one reportable segment for financial statement purposes.
Our sales of products, installation and training services and maintenance within this reportable segment were detailed as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Products	$79,282	$81,834
Installation and Training Services	2,480	2,608
Maintenance	8,902	8,993

	$90,664	$93,435

Long-lived assets consist principally of property and equipment. No single customer contributed to more than 10% of revenue during the three months ended September 30, 2009, and revenue from services was less than 10% of revenue during the same periods.
15. Income Taxes
As part of the process of preparing the condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure and assessing changes in temporary differences resulting from differing treatment of items, such as depreciation, amortization and inventory reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the condensed consolidated balance sheets.
Accounting standard relating to income taxes requires that we continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets, depending on whether it is more likely than not that actual benefit of those assets will be realized in future periods. We have evaluated our deferred tax assets and concluded that it is more likely than not that the deferred tax assets will be benefited in the future; therefore, valuation allowance is not required. In addition, we adopted the provisions of the FASB’s accounting guidance related to the accounting for uncertainty in income taxes. The accounting standard requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money.
Our total amount of unrecognized tax benefits as of June 30, 2009 was $14.1 million, of which $3.2 million, if recognized, would affect our effective tax rate. The liability for income taxes associated with uncertain tax positions is classified in deferred and other income taxes payable. For the three months ended September 30, 2009, we have recorded an increase of $668,000 in unrecognized tax benefits as a result of our ongoing evaluation of uncertain tax positions of which $120k if recognized would affect our effective tax rate.
We record interest and penalties related to unrecognized tax benefits in income tax expense. At June 30, 2009, we had approximately $2.0 million accrued for estimated interest related to uncertain tax positions. During the three months ended September 30, 2009 and 2008, we accrued a total of $385,000 and $261,000, respectively in interest on these uncertain tax positions.
We are subject to audit by the Internal Revenue Service and the California Franchise Tax Board for the fiscal year 2005 through the fiscal year 2008. As we have operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state. We also file income tax returns for non-US jurisdictions; the most significant of which are Germany, Japan, the UK and Hong Kong. The years open to adjustment for Germany, UK and Hong Kong are fiscal years 2003 through 2008. The years open to adjustment for Japan are fiscal years 2002 through 2008.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the completion of ongoing examinations, the expiration of the statute of limitations, or other circumstances. At this time, an estimate of the range of reasonably possible changes cannot be made.
16. Fair Value Measurements
Effective July 1, 2008, we adopted an Accounting Standard Update for fair value measurements for all financial assets and liabilities. Fair value are defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing assets or liabilities. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which these assets and liabilities would be transacted.
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
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

		Fair Value Measurements at September 30, 2009
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets or	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market	$7,151	$7,151	$—	$—
Equity indexed derivatives	452	—	452	—

Total	$7,603	$7,151	$452	$—

Reported as:

		Fair Value Measurements at September 30, 2009
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets or	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents (1)	$7,151	$7,151	$—	$—
Short-term investments	452	—	452	—

Total	$7,603	$7,151	$452	$—

17. Subsequent Events
We have evaluated subsequent events through November 6, 2009, the day our condensed consolidated financial statements for the quarter ended September 30, 2009 were issued and concluded there are no additional adjustments to the condensed consolidated financial statements or disclosures required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
Except for historical information contained herein, the discussion below and in the footnotes to our financial statements contained in this Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things: general economic conditions, foreign currency fluctuations, risks associated with international sales, credit risks, fluctuations in worldwide demand for analytical instrumentation, fluctuations in quarterly operating results, competition from other products, existing product obsolescence, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail below under the heading “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. We undertake no obligation to update these forward-looking statements.
Overview
During the last three quarters, we saw some decline in customer demand mainly driven by weaker economic conditions in some countries and/or specific end-user markets. We believe our second quarter will continue to be affected. Despite the weakness caused by the current economic conditions, we are very pleased with our results for the first quarter. We exceeded our internal expectations and guidance for both sales and earnings per share for the first quarter. Our gross margin was in line with our expectations and we closely managed our operating expenses. We were also able to complete the acquisition of certain HPLC products line from ESA Biosciences, Inc., which further strengthened our HPLC portfolio. We believe the acquisition expanded our life sciences market opportunities, particularly in clinical research applications. Looking at our end customers markets, net sales in our life sciences market were up in the first quarter compared to the first quarter of fiscal 2009, showing growth in all of our major geographic regions. Net sales in our environmental and food and beverage markets were flat for the quarter compared to the first quarter of fiscal 2009, with mixed results on a geographic basis. Finally, net sales in our chemical/petrochemical and our high purity water markets (electronics and power) were down in the first quarter compared to the first quarter of fiscal 2009.
Looking at sales by major geographic region, net sales in North America were down slightly for the quarter compared to the first quarter of fiscal 2009. We believe this performance in our North American business represents a stabilization of our business in this region compared with the last two quarters. In Europe, first quarter sales declined in both reported dollars and local currency compared to the first quarter of fiscal 2009. We saw weakness in all of our markets except life sciences which continued to grow. Our Asia Pacific region continued its strongest performance as sales in this region grew in both reported dollars and local currency for the first quarter.
Results of Operations
Summary
Net sales for the first quarter of fiscal 2010 were $90.7 million, compared with $93.4 million reported for the same period in the prior year, reflecting a decrease of 3%. Operating income for the quarter was $16.5 million, a decrease of 15.4% over operating income for the first quarter of fiscal 2009 of $19.5 million. Cash flow from operating activities during the quarter was $22.9 million compared with $8.7 million for the first quarter of fiscal 2009, reflecting an increase of 162%. Our gross profit margin for the quarter was 65.8%, a decrease compared to 67.1% for the same period last year. Selling, general and administrative expenses were 39.7% of net sales during the quarter, compared to 38.7% reported in the same period last year. Research and product development expenses for the quarter were 7.9% of net sales, up slightly from the 7.5% reported in the same period last year. Diluted earnings per share decreased 10.9% to $0.57 for the first quarter, compared to $0.64 reported in the same period last year.
Net sales
Net sales for the first quarter of fiscal 2010 were $90.7 million, compared with $93.4 million reported for the same period in the prior year, reflecting a decrease of 3%, including a $1.9 million adverse currency effect. Net sales in North America decreased by 0.4% in the first quarter of fiscal 2010 to $25.0 million, compared to $25.1 million during the same period in the prior year primarily due to lower demand from our environmental and food and beverage customers. However, this performance showed stabilization in demand compared with the previous two quarters. Net sales in Europe decreased by 12% to $35.1 million in the first quarter of fiscal 2010, compared to $39.9 million during the same period in the prior year due to the challenging economic environment and adverse currency fluctuations of $2.2 million. Excluding the impact of currency fluctuations, net sales in Europe decreased by 7% to $37.3 million in the first quarter of fiscal 2010 due to weaknesses in all of our markets except life sciences which continue to grow. The Asia/Pacific region continued its strong performance as it grew 8% in reported dollars and 6% in local currency for the first quarter compared to the first quarter of fiscal 2009. Sales growth was driven by a strong performance in China. We saw weaker sales results in Japan and Korea compared to previous quarters, though order flows improved in the last month of the quarter.
We are subject to the effects of foreign currency fluctuations that have an impact on net sales. Overall, currency fluctuations decreased reported net sales for the three months ended September 30, 2009 by $1.9 million, or 2.0% compared to the same quarter last year.
Percentage changes in net sales over the corresponding period in the prior year were as indicated in the table below:

Three Months
Ended
September 30, 2009
Percentage change in net sales
Total:	-3.0%
By geographic region:
North America	-0.4%
Europe	-12.3%
Asia/Pacific	7.9%
Percentage change in net sales excluding currency fluctuations over the corresponding period in the prior year were as indicated in the table below:

Three Months
Ended
September 30, 2009
Percentage change in net sales excluding currency fluctuations
Total:	-1.0%
By geographic region:
North America	0.5%
Europe	-6.7%
Asia/Pacific	5.8%
Gross margin
Gross margin for the first quarter of fiscal 2010 was 65.8%, a decrease from the 67.1% gross profit margin reported in the first quarter last year. The difference was due to a number of factors, including a change in the geographical mix with a weaker performance in Europe, faster HPLC sales growth and higher deferred revenue. We expect our gross margin to be in the range of 66% to 67% for the fiscal year 2010.
Operating expenses
Operating expenses for the first quarter of fiscal 2010 were $43.2 million, unchanged compared to the same quarter last year. As a percentage of net sales, operating expenses were 47.6% for the first quarter of fiscal 2010, an increase from the 46.3% of sales reported in the first quarter of fiscal 2009. The effects of foreign currency fluctuations decreased total operating expenses by $1.4 million, or 3.2%, for the quarter ended September 30, 2009, compared to an increase of 5.0% during the same period in the prior year.
Selling, general and administrative (SG&A) expenses were $36.0 million for the first quarter of fiscal 2010, compared with $36.2 million for the same quarter of fiscal 2009. As a percentage of net sales, SG&A expenses were 39.7% in the first quarter of fiscal 2010, compared to 38.7% the same period in fiscal 2009. Effects of foreign currency fluctuations decreased SG&A expenses by $1.2 million, or 3.3%, in the first quarter of fiscal 2010. SG&A expenses, excluding currency effects, grew by $0.9 million, or 2.7%, compared to the first quarter of fiscal 2009, due to our continued expansion in the Asia/Pacific region and certain one-time expenses related to our acquisition during the quarter.
Research and product development (R&D) expenses were $7.2 million for the first quarter of fiscal 2010, an increase of $0.2 million,

or 2.0%, from $7.0 million reported in the first quarter of fiscal 2009. As a percentage of net sales, R&D expenses increased marginally to 7.9% in the first quarter of fiscal 2010 when compared to the 7.5% in the first quarter of fiscal 2009.
Income taxes
The effective tax rate in the first quarter of fiscal 2010 was 36.6%, reflecting a decrease from 38.0% reported for the first quarter of fiscal 2009. The relative decrease in our tax rate was primarily due to lower research tax credits in last fiscal year, as the federal statute had expired. We anticipate that our tax rate for the rest of the fiscal year will be in the range of 34.0% to 35.0%.
Net income
Net income attributable to Dionex Corporation in the first quarter of fiscal 2010 decreased 12.7% to $10.3 million, compared with $11.8 million reported for the same period last year.
Liquidity and Capital Resources
At September 30, 2009, we had cash and equivalents and short-term investments of $78.7 million. Our working capital was $117.2 million, an increase of $21.2 million from $96.0 million reported at September 30, 2008.
Cash generated by operating activities for the three months ended September 30, 2009 was $22.9 million, compared with $8.7 million for the same period last year. A lower level of prepaid income taxes due to a refund of the taxes, an increase in deferred revenues due to a higher level of uninstalled systems and software, a decrease in accounts receivable due to lower sales and higher income taxes payable due to lower tax payments contributed to higher operating cash flows. These changes were partially offset by a decrease to operating cash from an increase in inventory as we prepared for higher shipments in the second quarter and a decrease in accrued liabilities for employee compensation.
Cash used for investing activities was $23.6 million in the first three months of fiscal 2010. Capital expenditures for the three months of fiscal 2010 were $2.8 million which included purchases related to our general operations, expansion of our IT platform and refurbishment of a building in Sunnyvale. Additionally, $21.1 million was paid in connection with the acquisition of the assets and liabilities of the LST and Laboratory Services business of ESA Biosciences Inc, of which approximately $3M was for the building in which they currently operate.
Cash provided by financing activities was $7.3 million in the three months of fiscal 2010. The cash generated was primarily attributable to the repurchase of 188,253 shares of our common stock for $11.2 million, offset by $3.3 million in proceeds from issuance of common stock, and $15.1 million in proceeds from increased borrowing related to the acquisition of the assets and liabilities of the LST and Laboratory Services business of ESA Biosciences Inc.
At September 30, 2009, we had utilized $15.1 million of our $29.1 million in committed bank lines of credit. The borrowings were used to finance our asset acquisition from ESA Biosciences, Inc.
We believe that our cash flow from operating activities, current cash, cash equivalents and short-term investments and the remainder of our bank lines of credit will be adequate to meet our cash requirements for at least the next twelve months.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at September 30, 2009, and the payments due in future periods (in thousands):

	Payments Due by Period
		Less
		Than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Short-Term Borrowings	$15,137	$15,137	$—	$—	$—
Long-Term Debt Associated with Business Purchase	580	—	580	—	—
Operating Lease Obligations	14,637	5,796	4,754	1,549	2,538

Total	$30,354	$20,933	$5,334	$1,549	$2,538

There have been no material changes to our operating lease obligations outside ordinary business activities since June 30, 2009. Our outstanding borrowings under our lines of credit increased to $15.1 million at September 30, 2009 from $0.6 million at June 30, 2009. These amounts are due in a period of less than one year.
The amounts above exclude liabilities recorded under the accounting provision related to income tax uncertainties, as we are unable to reasonably estimate the ultimate amount or timing of settlement.
New Accounting Pronouncements
Refer to Note 2 in the Notes to Condensed Consolidated Financial Statements section.
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
There have been no significant changes during the three months ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to financial market risks from fluctuations in foreign currency exchange rates, interest rates and stock prices of marketable securities. With the exception of the stock price volatility of our marketable equity securities, we manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of nonperformance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices could cause significant changes in the costs to manufacture and deliver our products and in customers’ buying practices. We have not substantially changed our risk management practices during fiscal 2009 or the first three months of fiscal 2010 and we do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our current risk management practices.
Foreign Currency Exchange. Revenues generated from international operations are generally denominated in foreign currencies. We have entered into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At September 30, 2009, we had forward exchange contracts to sell foreign currencies totaling $18.1million (including approximately $11.2 million in Euros, $5.2 million in Japanese yen, $0.9 million in Australian dollars and $0.8 million in Canadian dollars). At June 30, 2009, we had forward exchange contracts to sell foreign currencies totaling $15.2 million (including approximately $9.8 million in Euros, $3.9 million in Japanese yen, $0.9 million in Australian dollars and $0.6 million in Canadian dollars). The foreign exchange contracts outstanding at the end of the period mature within one month. Consequently, contract values and fair market values are the same. At September 30, 2009 and June 30, 2009, we have $372,000 and $57,000, respectively, in other current liabilities in the condensed consolidated balance sheets related to the foreign currency exchange contracts. For the three months ended September 30, 2009, we recorded realized pre-tax losses of $661,000 related to the closed foreign exchange forward contracts. For the three months ended September 30, 2008, we recorded realized pre-tax gains of $979,000 related to the closed foreign exchange forward contracts.
In March 2007, we entered into a $10.0 million cross-currency swap arrangement for Japanese Yen that matures in March 2010.

Starting January 2008, we determined that this cross-currency swap qualified as a net investment hedge. This derivative instrument did not qualify for net investment hedge accounting and was deemed to be an ineffective hedge instrument because, at the inception of the hedge transaction, there was no formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. In January 2008, we completed our formal documentation of the hedging relationship and determined that the cross-currency swap qualified as a net investment hedge. As a result, during the three months ended September 30, 2009 and 2008, we marked to market decreases in value of $901,000 and $110,000, respectively, in accumulated other comprehensive income as part of the foreign currency translation adjustment.
Interest and Investment Income. Our interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at September 30, 2009 and June 30, 2009 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on our actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense. At September 30, 2009, we had notes payable of $15.1 million. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding debt balance at September 30, 2009, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements and the level of borrowings maintained by us.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2009 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.
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
Our business, financial condition and results of operations have been affected by weaker global economic conditions. These conditions resulted in reduced sales of our products in the last quarters. In a continued economic recession or under other adverse economic conditions, our customers may be less likely to purchase our products and vendors may be more likely to fail to meet contractual terms. A further downturn in economic conditions may make it more difficult for us to maintain and continue our revenue growth and profitability performance resulting in a material adverse effect on our business.
Foreign currency fluctuations related to international operations may adversely affect our operating results.
We derived over 70% of our net sales from outside the United States in the first quarter of fiscal 2010 and expect to continue to derive the majority of net sales from outside the United States for the foreseeable future. Most of our sales outside the United States are denominated in the local currency of our customers. As a result, the U.S. dollar value of our net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on our results of operations. In recent periods, our results of operations have been positively affected from the depreciation of the U.S. dollar against the Euro, the yen and several other foreign currencies, but there can be no assurance that this positive impact will continue. In the past, our results of operations have been negatively impacted by the appreciation of the U.S. dollar against other currencies.
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
Our operations require managerial and technical expertise. Each of the executive officers and key employees is employed “at will” and may leave our employment at any time. In addition, we operate in a variety of locations around the world where the demand for qualified personnel may be extremely high and is likely to remain so for the foreseeable future. As a result, competition for personnel can be intense and the turnover rate for qualified personnel may be high. The loss of any of our executive officers or key employees could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. An inability to hire, train and retain sufficient numbers of qualified employees would seriously affect our ability to conduct our business. In April 2009, we hired a new President and Chief Executive Officer, Dr. Frank Witney, to succeed Lukas Braunschweiler who had served as our President and Chief Executive Officer since 2002. The success of our business will depend in part on the successful integration of Dr. Witney into our management team and the continued success of Dr. Witney and the rest of our management team in developing and executing our strategic plans.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Repurchases
We repurchased shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. We started a series of repurchase programs in 1989 with the board of directors authorizing future repurchases of an additional 1.0 million shares of common stock in October 2008 as well as authorizing the repurchase of additional shares of common stock equal to the number of shares of common stock issued pursuant to our employee stock plans.
The following table indicates common shares repurchased and additional shares added to the repurchase program during the three months ended September 30, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total
			Number of		Maximum
			Shares		Number of
			Purchased	Additional	Shares that
	Total	Avg.	as Part of	Shares	May Yet Be
	Number	Price	Publicly	Authorized	Purchased
	of Shares	Paid	Announced	for	Under the
Period	Purchased	per Share	Program	Purchase (1)	Program (2)
July 1 to July 31, 2009	—	—	7,814,025	—	1,141,058
August 1 to August 31, 2009	101,586	$58.46	7,915,611	29,611	1,069,083
September 1 to September 30, 2009	86,667	$60.40	8,002,278	46,630	1,029,046

Total	188,253	$59.36	8,002,278	76,241	1,029,046

(1)	The number of shares represents the number of shares issued pursuant to employee stock plans that are authorized for purchase.

(2)	The number of shares includes (i) 1.0 million shares of common stock approved for repurchases in October 2008, plus (ii) that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to October 2008 minus the number of shares repurchased, plus (iii) the number of shares remaining from the repurchase authorization in August 2006.
DIVIDENDS
As of September 30, 2009, we had paid no cash dividends on our common stock and we do not anticipate doing so in the foreseeable future.

EXHIBIT INDEX
Item 6. EXHIBITS

Exhibit
Number	Description	Reference
3.1	Restated Certificate of Incorporation, filed December 12, 1988	(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation, filed December 1, 1999 (Exhibit 3.2)	(11)

3.3	Amended and Restated Bylaws, dated August 6, 2008 (Exhibit 99.1)	(4)

*10.1	Medical Care Reimbursement Plan as amended October 30, 2007 (Exhibit 10.1)	(7)

10.2	Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.15)	(3)

10.3	First amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.17)	(5)

*10.4	Dionex Corporation 2004 Equity Incentive Plan, as amended October 2007 (Exhibit 10.1)	(12)

*10.5	Form of Stock Option Agreement for non-employee directors (Exhibit 10.5)	(13)

*10.6	Form of Stock Option Agreement for other than non-employee directors (Exhibit 10.6)	(13)

*10.7	Form of Stock Unit Award Agreement for non-employee directors (Exhibit 10.2)	(12)

*10.8	Form of International Stock Option Agreement (Exhibit 10.8)	(7)

*10.9	Employee Stock Participation Plan (Exhibit 10.13)	(6)

10.10	Second amendment to Credit Agreement dated November 13, 2000 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.1)	(8)

*10.11	Change in Control Severance Benefit Plan, as amended October 26, 2009 (Exhibit 99.1)	(2)

10.12	Third amendment to Credit Agreement dated December 1, 2006 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.8)	(10)

*10.13	Form of Stock Unit Award Agreement for U.S. employees (Exhibit 10.9)	(9)

*10.14	Form of Stock Unit Award Agreement for International employees (Exhibit 10.10)	(9)

*10.15	Form of Indemnification Agreement (Exhibit 10.1)	(14)

*10.16	Management Incentive Bonus Plan dated August 4, 2009 (Exhibit 99.1)	(15)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibit in our Annual Report on Form 10-K filed September 20, 1989. (file no. 000-11250).

(2)	Incorporated by reference to the corresponding exhibit in our Quarterly Report on Form 8-K filed October 30, 2009.

(3)	Incorporated by reference to the indicated exhibit in our Quarterly Report on Form 10-Q filed February 14, 2001. (file no. 000-11250).

(4)	Incorporated by reference to the indicated Exhibit in our Form 8-K filed August 11, 2008.

(5)	Incorporated by reference to the indicated Exhibit in our Annual Report on Form 10-K filed September 24, 2003. (file no. 000-11250).

(6)	Incorporated by reference to the indicated exhibit in our Annual Report on Form 10-K filed September 10, 2004.

(7)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed November 9, 2007.

(8)	Incorporated by reference to the indicated exhibit in our current Report on Form 8-K filed December 22, 2004.

(9)	Incorporated by reference to the indicated exhibit in our Annual Report on Form 10-K filed August 29, 2008.

(10)	Incorporated by reference to the indicated exhibit in our Quarterly Report on Form 10-Q filed February 9, 2007.

(11)	Incorporated by reference to the indicated exhibit in our Form 10-K filed August 29, 2007.

(12)	Incorporated by reference to the indicated exhibit in our Form 8-K filed October 15, 2007.

(13)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 8, 2008.

(14)	Incorporated by reference to the indicated exhibit in our Form 8-K filed November 3, 2008.

(15)	Incorporated by reference to the indicated exhibit in our Form 8-K filed August 10, 2009.

*	Management contract or compensatory plan or agreement.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date: November 6, 2009	DIONEX CORPORATION (Registrant)
	By:	/s/ Craig A. McCollam
Craig A. McCollam
Executive Vice President and Chief Financial Officer (Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)

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