Form 10-Q
period 2009-12-31
DIONEX CORP /DE
filed 2010-02-09
CIK 708850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 8, 2010:

CLASS	NUMBER OF SHARES
Common Stock	17,678,505

DIONEX CORPORATION
INDEX

Part I. Financial Information
Item 1. Financial Statements
DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	December 31,	June 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$81,386	$69,684
Short-term investments	467	641
Accounts receivable (net of allowance for doubtful accounts of $596 at December 31, 2009 and $560 at June 30, 2009)	86,000	70,535
Inventories	38,990	31,274
Deferred taxes	11,356	12,171
Prepaid expenses and other current assets	19,890	21,917

Total current assets	238,089	206,222
Property, plant and equipment, net	78,620	71,927
Goodwill	36,192	29,354
Intangible assets, net	14,962	8,506
Other assets	13,038	13,975

	$380,901	$329,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$13,616	$64
Accounts payable	17,726	16,545
Accrued liabilities	35,218	31,222
Deferred revenue	28,719	22,559
Income taxes payable	8,492	4,581
Accrued product warranty	2,764	3,028

Total current liabilities	106,535	77,999
Deferred and other income taxes payable	23,230	24,348
Other long-term liabilities	6,386	3,707
Commitments and other contingencies (Note 13)
Stockholders’ equity:
Dionex Corporation stockholders’ equity
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding: 17,638,964 shares at December 31, 2009 and 17,759,690 shares at June 30, 2009)	196,779	186,649
Retained earnings	31,440	21,459
Accumulated other comprehensive income	15,095	14,306

Total Dionex Corporation stockholders’ equity	243,314	222,414
Noncontrolling interests	1,436	1,516

Total stockholders’ equity	244,750	223,930

	$380,901	$329,984

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2009	2008
Net sales	$109,164	$103,041
Cost of sales	36,975	33,471

Gross profit	72,189	69,570

Operating expenses:
Selling, general and administrative	40,503	36,206
Research and product development	7,654	7,451

Total operating expenses	48,157	43,657

Operating income	24,032	25,913
Interest income	32	426
Interest expense	(36)	(160)
Other income (expense), net	(494)	123

Income before taxes	23,534	26,302
Taxes on income	6,614	9,176

Net income	16,920	17,126
Less: Net income attributable to noncontrolling interests	338	100

Net income attributable to Dionex Corporation	$16,582	$17,026

Basic earnings per share attributable to Dionex Corporation	$0.94	$0.95

Diluted earnings per share attributable to Dionex Corporation	$0.92	$0.93

Shares used in computing per share amounts:
Basic	17,654	17,912
Diluted	18,025	18,217
See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	December 31,
	2009	2008
Net sales	$199,828	$196,476
Cost of sales	68,015	64,195

Gross profit	131,813	132,281

Operating expenses:
Selling, general and administrative	76,487	72,403
Research and product development	14,825	14,480

Total operating expenses	91,312	86,883

Operating income	40,501	45,398
Interest income	115	828
Interest expense	(72)	(377)
Other expense, net	(454)	(280)

Income before taxes	40,090	45,569
Taxes on income	12,583	16,417

Net income	27,507	29,152
Less: Net income attributable to noncontrolling interests	588	310

Net income attributable to Dionex Corporation	$26,919	$28,842

Basic earnings per share	$1.52	$1.60

Diluted earnings per share	$1.49	$1.57

Shares used in computing per share amounts:
Basic	17,678	17,990
Diluted	18,032	18,382
See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income	$27,507	$29,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,787	4,504
Stock-based compensation	3,275	3,206
Provision for bad debts	16	92
Unrealized gain on securities	—	(2)
Loss on disposal of fixed assets	207	133
Tax benefit related to stock transactions	(992)	(159)
Deferred income taxes	5	(355)
Changes in assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(14,198)	(2,575)
Inventories	(3,651)	(2,795)
Prepaid expenses and other assets	55	1,615
Prepaid income taxes	2,616	(535)
Accounts payable	1,463	731
Accrued liabilities	5,388	1,476
Deferred revenue	5,735	711
Income taxes payable	4,742	(2,851)
Accrued product warranty	(361)	(224)

Net cash provided by operating activities	37,594	32,124

Cash flows from investing activities:
Purchase of marketable securities	—	(499)
Proceeds from sale of marketable securities	233	—
Purchase of property, plant and equipment	(6,880)	(6,938)
Purchase of business	(21,100)	(5,976)

Net cash used for investing activities	(27,747)	(13,413)

Cash flows from financing activities:
Net change in short-term borrowings	13,553	(293)
Proceeds from issuance of common stock	9,514	1,951
Tax benefit related to stock transactions	992	159
Repurchase of common stock	(22,024)	(19,269)
Dividends paid to noncontrolling interests	(453)	—

Net cash provided by (used for) financing activities	1,582	(17,452)

Effect of exchange rate changes on cash	273	(5,488)

Net increase (decrease) in cash and cash equivalents	11,702	(4,229)
Cash and cash equivalents, beginning of period	69,684	75,624

Cash and cash equivalents, end of period	$81,386	$71,395

Supplemental disclosures of cash flow information:
Income taxes paid	$8,179	$18,219
Interest expense paid	58	351
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	665	840
Accrued consideration of business purchase	—	657
Elimination of equity interest associated with step-acquisition of business	—	760
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
The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2010. Separate line item disclosure of the change in prepaid income taxes has been provided in the condensed consolidated statement of cash flows for the three and six months ended December 31, 2009 to conform to the fiscal 2010 presentation. Net operating results have not been affected by this re-classification.
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
In April 2009, the FASB issued two Accounting Standard Updates related to disclosures about the fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by another Accounting Standard Update. These updates are effective for interim and annual reporting periods ending after June 15, 2009. Effective July 1, 2009, we adopted the accounting standard related to the fair value disclosure of financial instruments.
In April 2009, the FASB issued two Accounting Standard Updates related to the recognition and presentation of other-than-temporary impairments (“OTTI”), which provides operational guidance for determining OTTI for debt securities. These updates are effective for interim and annual periods ending after June 15, 2009. Effective July 1, 2009, we adopted the accounting guidance related to the recognition and presentation of OTTI. The adoption of this accounting update did not have an impact on our condensed consolidated financial statements.

In December 2007, the FASB issued an Accounting Standard Update related to noncontrolling interests in subsidiaries to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the condensed consolidated financial statements. Among other requirements, the new guidance requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The new guidance also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This accounting standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Effective July 1, 2009, we adopted the accounting standard related to noncontrolling interests in subsidiaries. In addition, the presentation and disclosure requirements of the Accounting Standard Update have been applied retrospectively to our condensed consolidated balance sheet as of June 30, 2009, our condensed consolidated statements of income for the three and six months ended December 31, 2008, our condensed consolidated statement of cash flows for the six months ended December 31, 2008, and our comprehensive income disclosure in Note 7 for the three and six months ended December 31, 2008.
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
In April 2008, the FASB released an Accounting Standard Update to determine the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the previously issued standard on goodwill and other intangible assets. The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under the accounting standard and the period of expected cash flows used to measure the fair value of the asset under the accounting standard for business combinations and other U.S. generally accepted accounting principles. Effective July 1, 2009, we adopted the accounting standard related to the useful life of certain intangible assets. The adoption did not have an impact on our condensed consolidated financial statements.
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
In October 2009, the FASB issued an Accounting Standard Update for revenue recognition with multiple deliverables. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. This accounting standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. We are currently evaluating the potential impact, if any, of the adoption of the accounting standard on our consolidated financial position, results of operations and cash flow.

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
Generally, stock options granted to employees and non-employee directors fully vest four years from the grant date and have a term of ten years. We recognize stock-based compensation expense over the requisite service period of the individual grants, generally, equal to the vesting period. Restricted stock units issued to non-employee directors and employees, except officers, generally vest over four years from the date of grant. Restricted stock units issued to officers generally vest over five years from the date of grant.
Stock option activity under our Equity Incentive Plan during the six months ended December 31, 2009 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	Outstanding	Price	(Years)	(in 000’s )
Balance at June 30, 2009	1,699,640	$53.02
Options granted	181,165	$64.71
Options exercised	(198,956)	$42.49
Options forfeited/canceled/expired	(41,874)	$70.15

Balance at December 31, 2009	1,639,975	$55.16	6.29	$30,846

Options vested and expected to vest at December 31, 2009	1,626,171	$55.08	6.26	$30,712

Exercisable at December 31, 2009	1,057,729	$49.39	4.95	$25,960

The aggregate intrinsic values in the table above represent the total pretax intrinsic values based on our closing stock price of $73.88 at December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.
The total pre-tax intrinsic value of options exercised was $6.3 million and $8.5 million during the three and six months ended December 31, 2009.
In October 2009, we granted a total of 16,625 restricted stock units to our nine executive officers, excluding our Chief Executive Officer. The fair value of each share on the grant date was $64.71. These restricted stock units vest over a five-year period.
Under our ESPP, eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to certain annual limitations.
Our stock-based compensation expense for the three and six months ended December 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Cost of sales	$221	$174	$379	$359
Selling, general and administrative expenses	1,124	1,111	2,165	1,975
Research and development expenses	352	436	731	872

Total stock-based compensation expenses	1,697	1,721	3,275	3,206
Tax effect on stock-based compensation	(584)	(622)	(1,090)	(1,109)

Net effect on net income	$1,113	$1,099	$2,185	$2,097

The fair value of each option on the date of grant was estimated using the Black-Scholes-Merton option-pricing model using a single option approach for options granted after June 30, 2005, with the following weighted-average assumptions:

	Six Months Ended
	December 31,
	2009	2008
Volatility for Equity Incentive Plan	34%	29% – 31%
Volatility for ESPP	36%	24%
Risk-free interest rate for Equity Incentive Plan	2.5%	2.7% – 3.3%
Risk-free interest rate for ESPP	0.3	2.0%
Expected life of Equity Incentive Plan	4.70 years	4.70 years
Expected life of ESPP	6 months	6 months
Expected dividend	$0.00	$0.00
During the six months ended December 31, 2009, we granted options to purchase 181,165 shares of our common stock with an estimated fair value of $3.9 million after estimated forfeitures (with a weighted average exercise price per share of $64.71).
As of December 31, 2009, the unrecorded deferred stock-based compensation balance related to stock options was $16.4 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 2.7 years.
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
Expected Volatility — Our computation of expected volatility for the six months ended December 31, 2009 and 2008 is based on a combination of historical and market-based implied volatility.
Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
Expected Dividend — The expected dividend assumption is based on our current expectations about our anticipated dividend policy.
4. Inventories
Inventories consisted of (in thousands):

	December 31,	June 30,
	2009	2009
Finished goods	$25,041	$19,070
Work in process	1,994	1,119
Raw materials	11,955	11,085

	$38,990	$31,274

5. Property, Plant and Equipment, Net
Property, Plant and Equipment, Net consisted of (in thousands):

	December 31,	June 30,
	2009	2009
Land	$25,801	$24,533
Buildings and improvements	49,350	47,060
Machinery, equipment and tooling	49,091	40,960
Furniture and fixtures	11,198	10,884
Construction-in-progress	151	2,408

	135,591	125,845
Accumulated depreciation and amortization	(56,971)	(53,918)

Property, plant and equipment, net	$78,620	$71,927

6. Short-term Investments
Short-term investments are recorded at their fair value. The difference between the fair value and amortized cost of short-term investments classified as “available-for-sale” securities is recorded in other comprehensive income, net of deferred taxes. We do not hold any auction-rate securities. As of June 30, 2009 and December 31, 2009, short-term investments included an equity indexed derivative totaling $633,000 and $459,000, respectively.
The aggregate market value, cost basis, and gross unrealized gains and losses of short-term investments classified as “available-for-sale” securities were as follows (in thousands):

		Gross
		Unrealized	Fair
	Cost	Losses	Value
December 31, 2009, Certificates of deposit	$8	$—	$8
June 30, 2009, Certificates of deposit	$8	$—	$8
7. Comprehensive Income
Comprehensive income is the change in stockholders’ equity arising from transactions other than investments by owners and distributions to owners. The significant components of comprehensive income, other than net income, are the foreign currency translation adjustments and unrealized gain (loss) on net investment hedge. The components of comprehensive income attributable to Dionex Corporation were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income, as reported	$16,582	$17,026	$26,918	$28,842
Foreign currency translation adjustments, net of taxes	(2,095)	387	2,767	(9,813)
Unrealized gain (loss) on net investment hedge	359	(1,799)	(542)	(1,909)
Unrealized gain on securities available for sale, net of taxes	—	(2)	1	(2)

Comprehensive income	$14,846	$15,612	$29,144	$17,118
Comprehensive income attributable to noncontrolling interests	338	100	588	310
Dividend attributable to noncontrolling interests	(349)	—	(668)	(459)

Comprehensive income attributable to Dionex Corporation	$14,835	$15,712	$29,064	$16,969

8. Common Stock Repurchases
During the three and six months ended December 31, 2009, we repurchased 155,565 and 343,818 shares of our common stock, respectively, on the open market for approximately $10.9 million and $22.0 million (at an average repurchase price of $59.36 and $64.06, respectively per share), compared with 120,462 and 322,046 shares of our common stock, respectively, on the open market for approximately $5.9 million and $19.3 million (at an average repurchase price of $49.30 and $59.84, respectively per share) in the same period of the prior fiscal year.

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
The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share attributable to Dionex Corporation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Numerator:
Net income	$16,582	$17,026	$26,919	$28,842
Denominator:
Weighted average shares used to compute net income per common share — basic	17,654	17,912	17,678	17,990
Effect of dilutive stock options	371	305	354	392

Weighted average shares used to compute net income per common share — diluted	18,025	18,217	18,032	18,382

Basic earnings per share	$0.94	$0.95	$1.52	$1.60

Diluted earnings per share	$0.92	$0.93	$1.49	$1.57

Antidilutive common equivalent shares related to stock options are excluded from the calculation of diluted shares. Approximately 492,970 and 896,878 shares were excluded at December 31, 2009 and 2008, respectively because they were antidilutive.
10. Acquisition
On September 22, 2009, we entered into an purchase agreement with ESA Biosciences, Inc. and related subsidiaries to acquire certain assets and liabilities of its Life Science Tools (“LST”) and Laboratory Services business divisions. The acquisition was completed in order to increase our portfolio of High Performance Liquid Chromatography (“HPLC”) solutions and expanded our presence in the life sciences market, particularly in clinical research applications. The purchase consideration totaled $21.6 million, consisting of $21.1 million in cash and $486,000 in assumed liabilities. The purchase price has been preliminarily allocated to assets and liabilities acquired based upon our estimate of their fair values. Through the date that we finalize our purchase price allocation, any changes to the preliminary fair value estimates will be reflected in goodwill. The acquired goodwill is deductible for tax purposes and it reflects the value that is attributable primarily to operating synergy benefits unique to us. In three months ended December 31, 2009, the sales of ESA products were $4.1 million. In the three months ended December 31, 2009, we recorded additional $1 million in cost of sales related to the write-up of inventory. The impact on our earnings for the three and six months ended December, 2009 as a result of the ESA acquisition is immaterial to our condensed consolidated financial statements.
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
11. Goodwill and Other Intangible Assets
Information regarding our goodwill and other intangible assets reflects current foreign exchange rates.
The change in the carrying amount of goodwill for the six months ended December 31, 2009 was as follows (in thousands):

Total
Balance as of July 1, 2009	$29,354
Translation adjustments	260
Additions	6,578

Balance as of December 31, 2009	$36,192

Our reporting units consist of our operating segments, the Chemical Analysis Business Unit (CABU) and the Life Sciences Business Unit (LSBU). Except for goodwill associated with the AutoTrace acquisition that was assigned to the CABU reporting unit, all goodwill has been assigned to the LSBU reporting unit. The evaluation of goodwill is based upon the fair value of this reporting unit. We performed annual impairment tests on goodwill in April 2009 and determined that goodwill was not impaired. Additionally, there was no occurrence of events indicating a possible impairment of recorded goodwill as of December 31, 2009.
Information regarding our other intangible assets follows (in thousands):

	As of December 31, 2009			As of June 30, 2009
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and trademarks	$5,958	$(2,279)	$3,679	$7,088	$(1,978)	$5,110
Developed technology	15,635	(10,742)	4,893	11,504	(10,327)	1,177
Trade names	2,830	—	2,830	—	—	—
Customer lists	5,125	(1,565)	3,560	3,391	(1,172)	2,219

Total	$29,548	$(14,586)	$14,962	$21,983	$(13,477)	$8,506

Except for the amount allocated to acquired trade names, which was $2.8 million as of December 31, 2009, which has an indefinite life and thus is not amortized, we amortize patents and trademarks over a period of seven to sixteen years and the remaining weighted average amortization period for this category is approximately eleven years.
We amortize developed technology over a period of seven years based on experiences from our historical product cycles.
We amortize customer lists over a period of two to ten years and the remaining weighted average amortization period for this category is approximately seven years.
Amortization expense related to intangible assets was $911,701 and $545,511 for the six months ended December 31, 2009 and 2008, respectively. The remaining estimated amortization for each of the five fiscal years subsequent to December 31, 2009 is as follows (in thousands):

Remaining
Amortization
Expense
2010 (remaining six months)	$1,690
2011	2,682
2012	2,440
2013	1,795
2014	1,214
Thereafter	2,311

Total	$12,132

12. Warranty
Product warranties are recorded at the time revenue is recognized for certain product shipments. Warranty expense is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from our estimates, revisions to the warranty liability would be required.
Details of the change in accrued product warranty for the six months ended December 31, 2009 and 2008 were as follows (in thousands):

				Actual
	Balance	Provision	Other	Warranty	Balance
	Beginning	For	Adjustments	Costs	End of
	Of Period	Warranties	Accounts (1)	Incurred	Period
Accrued Product Warranty
Six Months Ended:
December 31, 2009	$3,028	$1,595	$61	$(1,920)	$2,764
December 31, 2008	$3,444	$2,337	$(269)	$(2,517)	$2,995

(1)	Effects of exchange rate changes
13. Commitments and Other Contingencies
Revenues generated from international operations are generally denominated in foreign currencies. We have entered into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At December 31, 2009, we had forward exchange contracts to sell foreign currencies totaling $17.1 million (including approximately $8.6 million in Euros, $6.5 million in Japanese yen, $1.0 million in Australian dollars and $1.0 million in Canadian dollars). The foreign exchange contracts outstanding at the end of the period mature within one month. Consequently, contract values and fair market values are the same. In March 2007, we entered into a $10.0 million cross-currency swap arrangement for Japanese Yen that was originally scheduled to mature in March 2010. The arrangement was extended to March 2012 in December 2009. Starting January 2008, we determined that this cross-currency swap qualified as a net investment hedge. As a result, during the three and six months ended December 31, 2009, we marked to market an increase in value of $359,000 and a decrease in value of $542,000, respectively, in accumulated other comprehensive income as part of the foreign currency translation adjustment. During the three and six months ended December 31, 2008, we marked to market a decrease in value of $1.8 million and $1.9 million, respectively, which is reported in accumulated other comprehensive income as part of the foreign currency translation adjustment.
We have unsecured credit agreements with domestic and international financial institutions. The agreements provide for revolving unsecured lines of credit that we utilize primarily for our general corporate purposes, including stock repurchases and working capital needs. As of December 31, 2009, we had a total of $15.4 million in available lines of credit with outstanding borrowings of $13.6 million maturing on December 31, 2011 at an annual interest rate of 1.73%. In addition, we also had $435,000 in standby lines of credit as of Decemeber 31, 2009.
On July 1, 2008, we acquired a 100% ownership interest in a Swedish company, in which we previously held a 30% equity interest with a carrying amount of $760,000 at June 30, 2008, using a combination of cash and earn-out payment arrangements. The total purchase consideration for the incremental 70% ownership interest was approximately $1.4 million, excluding contingent earn-out payments based on a percentage of net income in 2009 through 2011. This acquisition allowed us to take control of our Swedish distributor for the purpose of further expanding the business. Approximately $952,000 of the purchase consideration was paid during the quarter ended December 31, 2008, with the remaining $448,000 payable on July 1, 2011 and included within other long-term liabilities at December 31, 2009. There were no earn-out payments recorded for the fiscal year ended June 30, 2009 or the six months ended December 31, 2009.
We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable, however, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No material claims for indemnification were outstanding as of December 31, 2009. We have not recorded any liabilities for these indemnification agreements at December 31, 2009 or June 30, 2009.

14. Business Segment Information
We have two operating segments, CABU and LSBU. CABU sells ion chromatography and accelerated solvent extraction products, services and related consumables. LSBU sells high performance liquid chromatography products, services and related consumables. These two operating segments are aggregated into one reportable segment for financial statement purposes.
Our sales of products, installation and training services and maintenance within this reportable segment were detailed as follows (in thousands):

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Products	$172,892	$172,092	$93,610	$90,258
Installation and Training Services	6,170	5,877	3,691	3,269
Maintenance	20,766	18,507	11,863	9,514

	$199,828	$196,476	$109,164	$103,041

Long-lived assets consist principally of property and equipment. No single customer contributed more than 10% of revenue during the three and six months ended December 31, 2009 and 2008, and revenue from services was less than 10% of revenue during the same period.
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
Accounting standards relating to income taxes require that we continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets, depending on whether it is more likely than not that actual benefit of those assets will be realized in future periods. We have evaluated our deferred tax assets as of December 31, 2009 and concluded that it is more likely than not that the deferred tax assets will be realized in the future; therefore, the establishment or modification of a valuation allowance is not required. In addition, we adopted the provisions of the FASB’s accounting standard related to the accounting for uncertainty in income taxes. The accounting standard requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money.
Our total amount of unrecognized tax benefits as of December 31, 2009 was $12.2 million, of which $2.2 million, if recognized, would affect our effective tax rate compared to $14.1 million on June 30, 2009, of which $3.2 million, if recognized, would have affected our effective tax rate. The liability for income taxes associated with uncertain tax positions is classified in deferred and other income taxes payable.
We record interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2009, we had approximately $2.1 million accrued for estimated interest related to uncertain tax positions compared to approximately $2.0 million on June 30, 2009. During the six months ended December 31, 2009 and 2008, we accrued a total of $401,000 and $495,000, respectively in interest on these uncertain tax positions. At December 31, 2009, we had approximately $98,000 accrued for estimated penalties related to uncertain tax positions compared to approximately $78,000 on June 30, 2009. During the six months ended December 31, 2009, we accrued a total of $29,000 in penalties on these uncertain tax positions. During the three months ended December 31, 2009, we recognized tax benefits of $900,000 in our income tax expense as a result of a favorable tax audit settlement.
We are subject to audit by the Internal Revenue Service and the California Franchise Tax Board for fiscal 2005 through fiscal 2008. As we have operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state. We also file income tax returns for non-US jurisdictions; the most significant of which are Germany, Japan, the UK and Hong Kong. The years open to adjustment for Germany are for the fiscal years 2002 through 2008, fiscal years 2003 through 2008 for the UK and Hong Kong and fiscal years 2002 through 2008 for Japan.

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
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Fair Value Measurements at December 31, 2009
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets or	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market (reported as cash equivalents)	$2,021	$2,021	$—	$—
Equity indexed derivatives (reported as short-term investments)	459	—	459	—

Total	$2,480	$2,021	$459	$—

17. Subsequent Events
We have evaluated subsequent events through February 9, 2010, the day our condensed consolidated financial statements for the quarter ended December 31, 2009 were issued and concluded there are no additional adjustments to the condensed consolidated financial statements or disclosures required.

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
Overview
We are pleased with our results for the second quarter of fiscal 2010, especially given the current economic environment. We reported the highest quarterly sales in the history of the Company. We also reported good earnings for the quarter, driven by solid gross margins, excluding the one-time charge in costs of sales, and a discrete tax benefit. We managed operating expenses very effectively. An increase in operating expenses from the second quarter of fiscal 2009 to the second quarter of 2010 was due primarily to the ongoing expenses associated with our acquisition of certain assets and liabilities from ESA Biosciences, Inc. (“ESA”), costs related to our Oracle conversion in Europe and the effect of currency fluctuations. Looking at our end customer markets, global demand from our environmental, life sciences, food and beverage and electronics customers was up this quarter as compared to the second quarter of fiscal 2009. Customer demand in our chemical/petrochemical and power markets was down this quarter as compared to the second quarter of fiscal 2009 as a result of ongoing weaker end-customer demand reflecting current economic conditions. While we continue to experience the impact of global economic weakness on our business, we believe that we will see some improvement as we enter the second half of fiscal 2010 and expect to see an increase in organic revenue growth rates.
Looking at sales by major geographic region, net sales in North America were up for the quarter with the contribution of ESA products compared to the second quarter of fiscal 2009. Our North American business continues to be affected by the economic weakness as certain customer delay purchases, in particular with our chemical/petrochemical, food and beverage and power customers. In Europe, second quarter sales increased in reported dollars and declined in local currency compared to the second quarter of fiscal 2009. We saw weakness in all of our markets in Europe except life sciences which continued to grow. Our Asia Pacific region continued its solid performance as sales in this region grew in both reported dollars and local currency for the second quarter this year as compared to the second quarter of fiscal 2009.
Results of Operations
Summary
Net sales for the second quarter of fiscal 2010 were $109.2 million, compared with $103.0 million reported for the same period in the prior year, reflecting an increase of 6.0%. Operating income for the quarter was $24.0 million, a decrease of 7.3% over operating income for the second quarter of fiscal 2009 of $25.9 million. Cash flow from operating activities for the six months ended December 31, 2009 was $37.6 million compared with $32.1 million for the second quarter of fiscal 2009, reflecting an increase of 17.1%. Our gross profit margin for the quarter was 66.1%, a decrease of 1.4% compared to 67.5% for the same period last year. Selling, general and administrative expenses were 37.1% of net sales during the quarter, compared to 35.1% reported in the same period last year. Research and product development expenses for the quarter were 7.0% of net sales, down slightly from the 7.2% reported in the same period last year. Diluted earnings per share decreased 1.1% to $0.92 for the second quarter, compared to $0.93 reported in the same period last year.

Net sales
Net sales in North America increased by 5.5% in the second quarter of fiscal 2010 to $28.5 million, compared to $27.0 million during the same period in the prior year primarily due to the sales contribution of ESA products. Net sales in North America increased by 2.7% in the six months ended December 31, 2009 to $53.5 million compared to $52.1 million during the six months ended December 31, 2008 due to the continuing weak customer demand offset by sales from ESA products. Net sales in Europe increased by 3.9% to $45.1 million in the second quarter of fiscal 2010, compared to $43.4 million during the same period in the prior year due to the challenging economic environment offset by favorable currency fluctuations. Excluding the impact of currency fluctuations, net sales in Europe decreased by 7.9% in the second quarter of fiscal 2010 compared to the same period in the prior year due to weaknesses in all of our markets except life sciences which continue to grow. Net sales decreased 3.8% in the six months ended December 31, 2009 to $80.1 million compared to $83.4 million during the six months ended December 31, 2008, driven by continued weakness in all markets for the region partially offset by a favorable currency impact. The Asia/Pacific region continued its solid performance as it grew 9.0% in reported dollars and 2.3% in local currency for the second quarter compared to the second quarter of fiscal 2009. Sales growth was driven by strong performance in Japan, Korea and India, specifically. Demand from our environmental and food and beverage customer was up for the quarter, partially offset by continued weakness in chemical/petrochemical and power markets demand. Net sales increased 8.5% in the six months ended December 31, 2008 to $66.2 million compared to $61.0 million in the six months ended December 31, 2008 as a result of strong sales growth in China, Japan, Korea and India.
We are subject to the effects of foreign currency fluctuations that have an impact on net sales. Overall, currency fluctuations increased reported net sales for the three months ended December 31, 2009 by $7.5 million, compared to a decrease of $4.1 million in the same quarter last year.
Percentage changes in net sales over the corresponding period in the prior year were as indicated in the table below:

	Three Months	Six Months
	Ended	Ended
	December 31, 2009	December 31, 2009
Percentage change in net sales
Total:	5.9%	1.7%
By geographic region:
North America	5.5%	2.7%
Europe	3.9%	-3.8%
Asia/Pacific	9.0%	8.5%
Percentage change in net sales excluding currency fluctuations over the corresponding period in the prior year were as indicated in the table below:

	Three Months	Six Months
	Ended	Ended
	December 31, 2009	December 31, 2009
Percentage change in net sales excluding currency fluctuations
Total:	-1.3%	-1.2%
By geographic region:
North America	4.9%	2.8%
Europe	-7.9%	-7.3%
Asia/Pacific	2.3%	3.9%
Gross margin
Gross margin for the second quarter of fiscal 2010 was 66.1%, a decrease from the 67.5% gross profit margin reported in the second quarter last year. The difference was due to a number of factors, primarily a $1 million charge from the inventory cost write-up associated with the ESA acquisition. We expect our gross margin to be in the range of 66% to 67% for the fiscal 2010.
Operating expenses
Operating expenses of $48.2 million for the second quarter of fiscal 2010 increased by $4.5 million, or 10.3%, from the $43.7 million reported in the same quarter last year. As a percentage of net sales, operating expenses were 44.1% for the second quarter of fiscal 2010, an increase from the 42.4% of sales reported in the second quarter of fiscal 2009. The effects of foreign currency fluctuations increased total operating expenses by $2.2 million, or 5.2%, for the quarter ended December 31, 2009, compared to a decrease of 3.3% during the same period in the prior year. The $2.3 million increase in operating expenses, excluding currency effects, was attributable primarily to $1.6 million of additional cost in Europe primarily associated with the implementation of our European shared service center (“SSC”) and the Oracle Enterprise Resource Planning (“ERP”) system and the additional operating expenses related to our ESA business of $1.8 million partially offset by lower spending for sales and marketing and research and development. Operating expenses for the six months ended December 31, 2009 were $91.3 million, representing a 5.1% increase over the corresponding period during the prior year of $86.9 million mainly due to the SSC implementation efforts.

Selling, general and administrative (SG&A) expenses were $40.5 million for the second quarter of fiscal 2010, compared with $36.2 million for the same quarter of fiscal 2009. As a percentage of net sales, SG&A expenses were 37.1% in the second quarter of fiscal 2010, compared to 35.1% the same period in fiscal 2009. Effects of foreign currency fluctuations increased SG&A expenses by $2.3 million, or 6.4%, in the second quarter of fiscal 2010. SG&A expenses, excluding currency effects, grew by $2.0 million, or 5.5%, compared to the second quarter of fiscal 2009, due to our implementation of the European SSC and ERP roll-out and ESA operating expenses. SG&A expenses for the six month period ended December 31, 2010 increased to $76.5 million compared to $72.4 million in the same period of fiscal 2009. The increase was due to currency fluctuations, the implementation of Oracle and the operating expenses of our ESA business.
Research and product development (R&D) expenses were $7.7 million for the second quarter of fiscal 2010, an increase of $0.2 million, or 2.7%, from $7.5 million reported in the second quarter of fiscal 2009. As a percentage of net sales, R&D expenses decreased marginally to 7.0% in the second quarter of fiscal 2010 when compared to the 7.2% in the second quarter of fiscal 2009. R&D expenses for the six months period ended December 31, 2009 increased 2.1% to $14.8 million from $14.5 million in the same period of fiscal 2009 mainly due to the increased project material costs of our new product pipeline.
Income taxes
The effective tax rate in the second quarter of fiscal 2010 was 28.1%, reflecting a decrease from 35.0% reported for the second quarter of fiscal 2009. The relative decrease in our tax rate was primarily due to the favorable settlement of a tax audit of approximately $900,000 and changes in mix of taxable income between the various tax jurisdictions. We anticipate that our tax rate for the rest of the fiscal year will be in the range of 33.0% to 34.0%.
Net income
Net income in the second quarter of fiscal 2010 decreased 2.9% to $16.5 million, compared with $17.0 million reported for the same period last year.
Liquidity and Capital Resources
At December 31, 2009, we had cash and equivalents and short-term investments of $81.9 million. Our working capital was $131.6 million, an increase of $27.4 million from $104.2 million reported at December 31, 2008.
Cash generated by operating activities for the six months ended December 31, 2009 was $37.6 million, compared with $32.1 million for the same period last year. A higher level of income taxes payable due to lower payments made in fiscal 2010, an increase in deferred revenues due to a higher level of uninstalled systems and service contracts sold at calendar year end, and an increase in accrued liabilities and accounts payable contributed to a higher operating cash flow. These changes were partially offset by an increase in accounts receivable due to higher sales toward the end of quarter.
Cash used for investing activities was $27.7 million in the first six months of fiscal 2010. Capital expenditures for the first six months of fiscal 2010 were $6.9 million which included purchases related to our general operations, expansion of our IT platform and refurbishment of a building in Sunnyvale. Additionally, $21.1 million was paid in connection with the acquisition of the assets and liabilities of the LST and Laboratory Services business of ESA, of which approximately $3.0 million was for the building in which they currently operate.
Cash provided by financing activities was $1.6 million in the first six months of fiscal 2010. The cash generated was primarily attributable to the repurchase of 343,818 shares of our common stock for $22.0 million, offset by $9.5 million in proceeds from issuance of common stock, and $13.6 million in proceeds from increased borrowing related to the acquisition of the assets and liabilities of the LST and Laboratory Services business of ESA.
At December 31, 2009, we had utilized $13.6 million of our $29.0 million in committed bank lines of credit.
We believe that our cash flow from operating activities, current cash, cash equivalents and short-term investments and the remainder of our bank lines of credit will be adequate to meet our cash requirements for at least the next twelve months.

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at December 31, 2009, and the payments due in future periods (in thousands):

	Payments Due by Period
		Less
		Than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Short-Term Borrowings	$13,616	$13,616	$—	$—	$—
Long-Term Debt Associated with Business Purchase	448	—	448	—	—
Operating Lease Obligations	13,501	5,515	4,261	1,345	2,380

Total	$27,565	$19,131	$4,709	$1,345	$2,380

There have been no material changes to our operating lease obligations outside ordinary business activities since June 30, 2009. Our outstanding borrowings under our lines of credit increased to $13.6 million at December 31, 2009 from $64,000 at June 30, 2009. These amounts are due in a period of less than one year.
The amounts above exclude liabilities recorded under the accounting provision related to income tax uncertainties, as we are unable to reasonably estimate the ultimate amount or timing of settlement.
New Accounting Pronouncements
Refer to Note 2 in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We evaluate our estimates, including those related to product returns and allowances, bad debts, inventory valuation, goodwill and other intangible assets, income taxes, warranty and installation provisions, and contingencies on an ongoing basis.
We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
There have been no significant changes during the three months ended December 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to financial market risks from fluctuations in foreign currency exchange rates, interest rates and stock prices of marketable securities. With the exception of the stock price volatility of our marketable equity securities, we manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of nonperformance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices could cause significant changes in the costs to manufacture and deliver our products and in customers’ buying practices. We have not substantially changed our risk management practices during fiscal 2009 or the first six months of fiscal 2010 and we do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our current risk management practices.

Foreign Currency Exchange. Revenues generated from international operations are generally denominated in foreign currencies. We have entered into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At December 31, 2009, we had forward exchange contracts to sell foreign currencies totaling $17.1 million (including approximately $8.6 million in Euros, $6.5 million in Japanese yen, $1.0 million in Australian dollars and $1.0 million in Canadian dollars). The foreign exchange contracts outstanding at the end of the period mature within one month. Consequently, contract values and fair market values are the same.
In March 2007, we entered into a $10.0 million cross-currency swap arrangement for Japanese Yen that was originally scheduled to mature in March 2010. The arrangement was extended to March 2012 in December 2009. Starting January 2008, we determined that this cross-currency swap qualified as a net investment hedge. This derivative instrument did not qualify for net investment hedge accounting and was deemed to be an ineffective hedge instrument because, at the inception of the hedge transaction, there was no formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. In January 2008, we completed our formal documentation of the hedging relationship and determined that the cross-currency swap qualified as a net investment hedge. As a result, during the three and six months ended December 31, 2009, we marked to market an increase in value of $359,000 and a decrease of $542,000, respectively, in accumulated other comprehensive income as part of the foreign currency translation adjustment. During the three and six months ended December 31, 2008, we marked to market a decrease in value of $1.8 million and $1.9 million, respectively, which is reported in accumulated other comprehensive income as part of the foreign currency translation adjustment.
Interest and Investment Income. Our interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at December 31, 2009 and June 30, 2009 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on our actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense. At December 31, 2009, we had short-term borrowings of $13.6 million. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding debt balance at December 31, 2009, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements and the level of borrowings maintained by us.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2009 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.
During the quarter ended December 31, 2009, we completed the European phase of our SSC and global ERP implementation. As a result, we implemented the central oversight of our European operations and corresponding changes to our overall internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act) during the period covered by this quarterly report on Form 10-Q. These changes had a material impact on our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
You should consider carefully the following risk factors as well as other information in this report before investing in any of our securities. If any of the following risks actually occur, our business operating results and financial condition could be adversely affected. This could cause the market price for our common stock to decline, and you may lose all or part of your investment. These risk factors include any material changes to, and supersede, the risk factors previously disclosed in our most recent annual report on Form 10-K and our quarterly report for the first quarter of fiscal 2010.
A downturn in economic conditions could affect our operating results.
Our business, financial condition and results of operations have been affected by weaker global economic conditions. These conditions resulted in reduced sales of our products in the last few quarters. In a continued economic recession or under other adverse economic conditions, our customers may be less likely to purchase our products and vendors may be more likely to fail to meet contractual terms. A further downturn in economic conditions may make it more difficult for us to maintain and continue our revenue growth and profitability performance resulting in a material adverse effect on our business.
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
We derived over 70% of our net sales from outside the United States in the second quarter of fiscal 2010 and expect to continue to derive the majority of net sales from outside the United States for the foreseeable future. Most of our sales outside the United States are denominated in the local currency of our customers. As a result, the U.S. dollar value of our net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on our results of operations. In recent periods, our results of operations have been positively affected from the depreciation of the U.S. dollar against the Euro, the yen and several other foreign currencies, but there can be no assurance that this positive impact will continue. In the past, our results of operations have been negatively impacted by the appreciation of the U.S. dollar against other currencies.
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
The following table indicates common shares repurchased and additional shares added to the repurchase program during the three months ended December 31, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total
			Number of		Maximum
			Shares		Number of
			Purchased	Additional	Shares that
	Total	Avg.	as Part of	Shares	May Yet Be
	Number	Price	Publicly	Authorized	Purchased
	of Shares	Paid	Announced	for	Under the
Period	Purchased	per Share	Program	Purchase (1)	Program (2)
October 1 – 31, 2009	—	—	8,002,278	11,961	1,041,007
November 1 – 30, 2009	78,765	$10.78	8,081,043	103,432	1,065,674
December 1 – 31, 2009	76,800	$10.96	8,157,843	31,458	1,020,332

Total	155,565	$11.16	8,157,843	146,851	1,020,332

(1)	The number of shares represents the number of shares issued pursuant to employee stock plans that are authorized for purchase.

(2)
The number of shares includes (i) 1.0 million shares of common stock approved for repurchases in October 2008, plus (ii) that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to October 2008 minus the number of shares repurchased, plus (iii) the number of shares remaining from the repurchase authorization in August 2006.

DIVIDENDS
As of December 31, 2009, we had paid no cash dividends on our common stock and we do not anticipate doing so in the foreseeable future.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2009 Annual Meeting of Stockholders was held on October 26, 2009. The six persons named below were elected as proposed in the proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, to serve as directors until our Annual Meeting of Stockholders in 2010 and until their successors are duly elected and qualified. There were 16,230,962 shares of Dionex common stock entitled to vote at the Annual Meeting of Stockholders. The voting regarding each nominee was as follows:

	For	Withheld
David L. Anderson	15,812,893	418,069
A. Blaine Bowman	15,800,382	430,580
Frank Witney	15,812,106	418,856
Roderick McGeary	12,138,813	4,092,149
Ricardo Pigliucci	15,826,277	404,685
Michael W. Pope	15,850,223	380,739
The other matter voted upon at the Annual Meeting and the results of the voting with respect to such matter were as follows:
1. To ratify the selection of Deloitte & Touche LLP as the independent auditors of Dionex for the fiscal year ending June 30, 2010.

For	Against	Abstained	Broker Non-votes
16,057,591	149,552	23,819	0

EXHIBIT INDEX
Item 6. EXHIBITS

Exhibit
Number	Description	Reference
3.1	Restated Certificate of Incorporation, filed December 12, 1988	(1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation, filed December 1, 1999 (Exhibit 3.2)	(7)
3.3	Amended and Restated Bylaws, dated August 6, 2008 (Exhibit 99.1)	(3)
*10.1	Medical Care Reimbursement Plan as amended October 30, 2007 (Exhibit 10.1)	(5)
10.2	Credit Agreement dated December 23, 2009 between Wells Fargo Bank and Dionex Corporation
*10.3	Dionex Corporation 2004 Equity Incentive Plan, as amended October 2007 (Exhibit 10.1)	(8)
*10.4	Form of Stock Option Agreement for non-employee directors (Exhibit 10.5)	(9)
*10.5	Form of Stock Option Agreement for other than non-employee directors (Exhibit 10.6)	(9)
*10.6	Form of Stock Unit Award Agreement for non-employee directors (Exhibit 10.2)	(8)
*10.7	Form of International Stock Option Agreement (Exhibit 10.8)	(5)
*10.8	Employee Stock Participation Plan (Exhibit 10.13)	(4)
*10.9	Change in Control Severance Benefit Plan, as amended October 26, 2009 (Exhibit 99.1)	(2)
*10.10	Form of Stock Unit Award Agreement for U.S. employees (Exhibit 10.9)	(6)
*10.11	Form of Stock Unit Award Agreement for International employees (Exhibit 10.10)	(6)
*10.12	Form of Indemnification Agreement (Exhibit 10.1)	(10)
*10.13	Management Incentive Bonus Plan dated August 4, 2009 (Exhibit 99.1)	(11)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibit in our Annual Report on Form 10-K filed September 20, 1989. (file no. 000-11250).

(2)	Incorporated by reference to the corresponding exhibit in our Quarterly Report on Form 8-K filed October 30, 2009.

(3)	Incorporated by reference to the indicated Exhibit in our Form 8-K filed August 11, 2008.

(4)	Incorporated by reference to the indicated exhibit in our Annual Report on Form 10-K filed September 10, 2004.

(5)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed November 9, 2007.

(6)	Incorporated by reference to the indicated exhibit in our Annual Report on Form 10-K filed August 29, 2008.

(7)	Incorporated by reference to the indicated exhibit in our Form 10-K filed August 29, 2007.

(8)	Incorporated by reference to the indicated exhibit in our Form 8-K filed October 15, 2007.

(9)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 8, 2008.

(10)	Incorporated by reference to the indicated exhibit in our Form 8-K filed November 3, 2008.

(11)	Incorporated by reference to the indicated exhibit in our Form 8-K filed August 10, 2009.

*	Management contract or compensatory plan or agreement.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION (Registrant)
Date: February 9, 2010	By:	/s/ Craig A. McCollam
Craig A. McCollam
Executive Vice President and Chief Financial Officer (Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)

EXHIBIT INDEX

10.2	Credit Agreement dated December 23, 2009 between Wells Fargo Bank and Dionex Corporation

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002