Form 10-Q
period 2010-03-31
DIONEX CORP /DE
filed 2010-05-10
CIK 708850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2010:

CLASS	NUMBER OF SHARES

Common Stock	17,621,172

DIONEX CORPORATION
INDEX

Part I. Financial Information

Item 1.	Financial Statements
DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$92,924	$69,684
Short-term investments	479	641
Accounts receivable (net of allowance for doubtful accounts of $542 at March 31, 2010 and $560 at June 30, 2009)	88,468	70,535
Inventories	40,452	31,274
Deferred taxes	11,171	12,171
Prepaid expenses and other current assets	18,591	21,917

Total current assets	252,085	206,222
Property, plant and equipment, net	76,694	71,927
Goodwill	35,724	29,354
Intangible assets, net	14,413	8,506
Other assets	12,237	13,975

	$391,153	$329,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$16,585	$64
Accounts payable	19,332	16,545
Accrued liabilities	31,596	31,222
Deferred revenue	30,691	22,559
Income taxes payable	7,910	4,581
Accrued product warranty	2,706	3,028

Total current liabilities	108,820	77,999
Deferred and other income taxes payable	19,191	24,348
Other long-term liabilities	6,158	3,707
Commitments and other contingencies (Note 13)
Stockholders’ equity:
Dionex Corporation stockholders’ equity
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding: 17,616,143 shares at March 31, 2010 and 17,759,690 shares at June 30, 2009)	202,834	186,649
Retained earnings	40,035	19,943
Accumulated other comprehensive income	12,173	15,822

Total Dionex Corporation stockholders’ equity	255,042	222,414
Noncontrolling interests	1,942	1,516

Total stockholders’ equity	256,984	223,930

	$391,153	$329,984

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$112,782	$94,396
Cost of sales	35,295	30,171

Gross profit	77,487	64,225

Operating expenses:
Selling, general and administrative	42,218	35,341
Research and product development	8,355	7,256

Total operating expenses	50,573	42,597

Operating income	26,914	21,628
Interest income	156	291
Interest expense	(262)	(73)
Other expense, net	426	(194)

Income before taxes	27,234	21,652
Taxes on income	8,997	6,371

Net income	18,237	15,281
Less: Net income attributable to noncontrolling interests	506	106

Net income attributable to Dionex Corporation	$17,731	$15,175

Basic earnings per share attributable to Dionex Corporation	$1.01	$0.85

Diluted earnings per share attributable to Dionex Corporation	$0.99	$0.84

Shares used in computing per share amounts:
Basic	17,638	17,843
Diluted	17,957	18,039
See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	March 31,
	2010	2009
Net sales	$312,610	$290,872
Cost of sales	103,310	94,366

Gross profit	209,300	196,506

Operating expenses:
Selling, general and administrative	118,705	107,744
Research and product development	23,180	21,736

Total operating expenses	141,885	129,480

Operating income	67,415	67,026
Interest income	271	1,120
Interest expense	(335)	(451)
Other expense, net	(28)	(475)

Income before taxes	67,323	67,220
Taxes on income	21,579	22,787

Net income	45,744	44,433
Less: Net income attributable to noncontrolling interests	1,094	416

Net income attributable to Dionex Corporation	$44,650	$44,017

Basic earnings per share	$2.53	$2.45

Diluted earnings per share	$2.48	$2.41

Shares used in computing per share amounts:
Basic	17,671	17,941
Diluted	18,014	18,268
See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$45,744	$44,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,929	6,990
Stock-based compensation	5,043	4,763
Provision for bad debts	14	164
Loss on disposal of fixed assets	168	226
Tax benefit related to stock transactions	(1,656)	(1,377)
Deferred income taxes	989	134
Changes in assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(18,889)	546
Inventories	(6,764)	(5,563)
Prepaid expenses and other assets	(603)	193
Prepaid income taxes	1,419	(3,339)
Accounts payable	3,477	738
Accrued liabilities	2,957	(364)
Deferred revenue	8,391	2,261
Income taxes payable	5,012	971
Accrued product warranty	(322)	(244)

Net cash provided by operating activities	53,909	50,532

Cash flows from investing activities:
Purchase of marketable securities	—	(568)
Proceeds from sale of marketable securities	233	—
Purchase of property, plant and equipment	(9,182)	(9,296)
Proceeds from sale of property, plant and equipment	42	—
Purchase of business	(21,147)	(5,976)

Net cash used for investing activities	(30,054)	(15,840)

Cash flows from financing activities:
Net change in short-term borrowings	16,524	(9,425)
Proceeds from issuance of common stock	14,613	6,680
Tax benefit related to stock transactions	1,656	1,377
Repurchase of common stock	(31,200)	(30,013)
Dividends paid to noncontrolling interests	(453)	—

Net cash provided by (used for) financing activities	1,140	(31,381)

Effect of exchange rate changes on cash	(1,755)	(7,081)

Net increase (decrease) in cash and cash equivalents	23,240	(3,770)
Cash and cash equivalents, beginning of period	69,684	75,624

Cash and cash equivalents, end of period	$92,924	$71,854

Supplemental disclosures of cash flow information:
Income taxes paid	$16,278	$23,662
Interest expense paid	119	416
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	578	536
Accrued consideration of business purchase	—	657
Elimination of equity interest associated with step-acquisition of business	—	760
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
The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2010. Separate line item disclosure of unrealized gain and loss on net investment hedge has been provided in our comprehensive income disclosure in Note 7 for the three and nine months ended March 31, 2010, to conform to the current period presentation. Such amounts were previously included within foreign currency translation adjustments, net of taxes in the comprehensive income disclosure.
2. New Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update to remove the requirement of disclosing the date through which subsequent events have been evaluated in order to remedy potential conflicts with other requirements. However, in accordance with this Accounting Standards Update and existing SEC rules, subsequent events are still required to be evaluated through the date the financial statements are issued.
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

In December 2007, the FASB issued an Accounting Standard Update related to noncontrolling interests in subsidiaries to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the condensed consolidated financial statements. Among other requirements, the new guidance requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The new guidance also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This accounting standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Effective July 1, 2009, we adopted the accounting standard related to noncontrolling interests in subsidiaries. In addition, the presentation and disclosure requirements of the Accounting Standard Update have been applied retrospectively to our condensed consolidated balance sheet as of June 30, 2009, our condensed consolidated statements of income for the three and nine months ended March 31, 2010, our condensed consolidated statement of cash flows for the nine months ended March 31, 2009, and our comprehensive income disclosure in Note 7 for the three and nine months ended March 31, 2009.
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
Generally, stock options granted to employees and non-employee directors fully vest four years from the grant date and have a term of ten years. We recognize stock-based compensation expense over the requisite service period of the individual grants, generally, equal to the vesting period. Restricted stock units issued to non-employee directors and employees, except certain officers, generally vest over four years from the date of grant. Restricted stock units issued to these officers generally vest over five years from the date of grant.
Stock option activity under our Equity Incentive Plan during the nine months ended March 31, 2010 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	Outstanding	Price	(Years)	(in 000’s )
Balance at June 30, 2009	1,699,640	$53.02
Options granted	224,765	$65.75
Options exercised	(286,902)	$43.06
Options forfeited/canceled/expired	(52,199)	$64.97

Balance at March 31, 2010	1,585,304	$56.24	6.41	$29,457

Options vested and expected to vest at March 31, 2010	1,572,127	$56.17	6.39	$29,325

Exercisable at March 31, 2010	1,003,851	$50.66	5.10	$24,243

The aggregate intrinsic values in the table above represent the total pretax intrinsic values based on our closing stock price of $74.78 at March 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.
The total pre-tax intrinsic value of options exercised was $3.9 million and $12.4 million during the three and nine months ended March 31, 2010.
In October 2009, we granted a total of 16,625 restricted stock units to nine officers, excluding our Chief Executive Officer. The fair value of each share on the grant date was $64.71. These restricted stock units vest over a five-year period.
In January 2010, we granted a total of 3,450 restricted stock units to two officers, excluding our Chief Executive Officer. The fair value of each share on the grant date was $70.07. These restricted stock units vest over a five-year period.
Under our ESPP, eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to certain annual limitations.
Our stock-based compensation expense for the three and nine months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Cost of sales	$227	$193	$606	$552
Selling, general and administrative expenses	1,170	973	3,335	2,948
Research and development expenses	370	392	1,102	1,264

Total stock-based compensation expenses	1,767	1,558	5,043	4,764
Tax effect on stock-based compensation	(479)	(337)	(1,569)	(1,446)

Net effect on net income	$1,288	$1,221	$3,474	$3,318

The fair value of each option on the date of grant was estimated using the Black-Scholes-Merton option-pricing model using a single option approach for options granted after June 30, 2005, with the following assumptions:

Nine Months Ended
March 31,
	2010	2009
Volatility for Equity Incentive Plan	33% – 34%	29% – 35%
Volatility for ESPP	20% – 36%	24% – 40%
Risk-free interest rate for Equity Incentive Plan	2.4% – 2.5%	2.8% – 3.3%
Risk-free interest rate for ESPP	0.2% – 0.3%	0.5% – 2.0%
Expected life of Equity Incentive Plan	4.60 years	4.70 years
Expected life of ESPP	6 months	6 months
Expected dividend	$0.00	$0.00
During the nine months ended March 31, 2010, we granted options to purchase 224,765 shares of our common stock with an estimated fair value of $3.0 million after estimated forfeitures (with a weighted average exercise price per share of $65.75).
As of March 31, 2010, the unrecorded deferred stock-based compensation balance related to stock options was $15.9 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 2.7 years.
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
Expected Volatility — Our computation of expected volatility for the nine months ended March 31, 2010 and 2009 is based on a combination of historical and market-based implied volatility.
Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
Expected Dividend — The expected dividend assumption is based on our current expectations about our anticipated dividend policy.
4. Inventories
Inventories consisted of (in thousands):

	March 31,	June 30,
	2010	2009
Finished goods	$25,928	$19,070
Work in process	2,058	1,119
Raw materials	12,466	11,085

	$40,452	$31,274

5. Property, Plant and Equipment, Net
Property, Plant and Equipment, Net consisted of (in thousands):

	March 31,	June 30,
	2010	2009
Land	$25,359	$24,533
Buildings and improvements	50,177	47,060
Machinery, equipment and tooling	48,991	40,960
Furniture and fixtures	11,481	10,884
Construction-in-progress	144	2,408

	136,152	125,845
Accumulated depreciation and amortization	(59,458)	(53,918)

Property, plant and equipment, net	$76,694	$71,927

6. Short-term Investments
Short-term investments are recorded at their fair value. The difference between the fair value and amortized cost of short-term investments classified as “available-for-sale” securities is recorded in other comprehensive income, net of deferred taxes. We do not hold any auction-rate securities. As of June 30, 2009 and March 31, 2010, short-term investments included an equity indexed derivative totaling $633,000 and $472,000, respectively.
The aggregate market value, cost basis, and gross unrealized gains and losses of short-term investments classified as “available-for-sale” securities were as follows (in thousands):

		Gross
		Unrealized	Fair
	Cost	Losses	Value
March 31, 2010, Certificates of deposit	$8	$(1)	$7
June 30, 2009, Certificates of deposit	$8	$—	$8
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income, as reported	$18,237	$15,281	$45,744	$44,433
Foreign currency translation adjustments, net of taxes	(4,436)	(3,494)	(1,669)	(13,307)
Unrealized loss on net investment hedge	76	(1,045)	(466)	(2,954)
Unrealized gain (loss) on securities available for sale, net of taxes	—	—	1	(2)

Comprehensive income	$13,877	$10,742	$43,610	$28,170
Comprehensive income attributable to noncontrolling interests	(506)	(106)	(1,094)	(416)
Dividend attributable to noncontrolling interests	—	—	668	459

Comprehensive income attributable to Dionex Corporation	$13,371	$10,636	$43,184	$28,213

8. Common Stock Repurchases
During the three and nine months ended March 31, 2010, we repurchased 132,308 and 476,126 shares of our common stock, respectively, on the open market for approximately $9.2 million and $31.2 million (at an average repurchase price of $69.36 and $65.53, respectively per share), compared with 223,133 and 545,179 shares of our common stock, respectively, on the open market for approximately $10.7 million and $30.0 million (at an average repurchase price of $48.15 and $55.05, respectively per share) in the same period of the prior fiscal year.

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
The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share attributable to Dionex Corporation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Numerator:
Net income	$17,731	$15,175	$44,650	$44,017
Denominator:
Weighted average shares used to compute net income per common share — basic	17,638	17,843	17,671	17,941
Effect of dilutive stock options	319	196	343	327

Weighted average shares used to compute net income per common share — diluted	17,957	18,039	18,014	18,268

Basic earnings per share	$1.01	$0.85	$2.53	$2.45

Diluted earnings per share	$0.99	$0.84	$2.48	$2.41

Antidilutive common equivalent shares related to stock options are excluded from the calculation of diluted shares. Approximately 660,769 and 1,278,270 shares were excluded at March 31, 2010 and 2009, respectively because they were antidilutive.
10. Acquisition
In September 2009, we entered into a purchase agreement with ESA Biosciences, Inc. and related subsidiaries to acquire certain assets and liabilities of its Life Science Tools (“LST”) and Laboratory Services business divisions. The acquisition was completed in order to increase our portfolio of High Performance Liquid Chromatography (“HPLC”) solutions and expanded our presence in the life sciences market, particularly in clinical research applications. The purchase consideration totaled $21.6 million, consisting of $21.1 million in cash and $486,000 in assumed liabilities. The purchase price has been preliminarily allocated to assets and liabilities acquired based upon our estimate of their fair values. Through the date that we finalize our purchase price allocation, any changes to the preliminary fair value estimates will be reflected in goodwill. The acquired goodwill is deductible for tax purposes and it reflects the value that is attributable primarily to operating synergy benefits unique to us. In three months and nine months ended March 31, 2010, ESA products resulted in net sales of $3.5 million and $8.2 million, respectively. The impact on our earnings for the three and nine months ended March 31, 2010 as a result of the ESA acquisition is immaterial to our condensed consolidated financial statements.
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
11. Goodwill and Other Intangible Assets
Information regarding our goodwill and other intangible assets reflects current foreign exchange rates.
The change in the carrying amount of goodwill for the nine months ended March 31, 2010 was as follows (in thousands):

Total
Balance as of July 1, 2009	$29,354
Translation adjustments	(256)
Additions	6,626

Balance as of March 31, 2010	$35,724

Our reporting units consist of our operating segments, the Chemical Analysis Business Unit (CABU) and the Life Sciences Business Unit (LSBU). Except for goodwill associated with the AutoTrace acquisition that was assigned to the CABU reporting unit, all goodwill has been assigned to the LSBU reporting unit. The evaluation of goodwill is based upon the fair value of this reporting unit. We performed annual impairment tests on goodwill in April 2009 and determined that goodwill was not impaired. Additionally, there was no occurrence of events indicating a possible impairment of recorded goodwill as of March 31, 2010. We have never recorded any goodwill impairment charges in either of our reporting units.
Information regarding our other intangible assets follows (in thousands):

	As of March 31, 2010			As of June 30, 2009
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents and trademarks	$5,958	$(2,429)	$3,529	$7,088	$(1,978)	$5,110
Developed technology	15,306	(10,641)	4,665	11,504	(10,327)	1,177
Trade names	2,830	—	2,830	—	—	—
Customer lists	5,148	(1,759)	3,389	3,391	(1,172)	2,219

Total	$29,242	$(14,829)	$14,413	$21,983	$(13,477)	$8,506

Except for the amount allocated to acquired trade names, which was $2.8 million as of March 31, 2010, which has an indefinite life and thus is not amortized, we amortize patents and trademarks over a period of seven to sixteen years and the remaining weighted average amortization period for this category is approximately eleven years.
We amortize developed technology over a period of seven years based on experiences from our historical product cycles.
We amortize customer lists over a period of two to ten years and the remaining weighted average amortization period for this category is approximately seven years.
Amortization expense related to intangible assets was $1,463,436 and $857,059 for the nine months ended March 31, 2010 and 2009, respectively. The remaining estimated amortization for each of the five fiscal years subsequent to March 31, 2010 is as follows (in thousands):

Remaining
Amortization
Expense
2010 (remaining three months)	$938
2011	2,725
2012	2,438
2013	1,794
2014	1,213
Thereafter	2,475

Total	$11,583

12. Warranty
Product warranties are recorded at the time revenue is recognized for certain product shipments. Warranty expense is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from our estimates, revisions to the warranty liability would be required.
Details of the change in accrued product warranty for the nine months ended March 31, 2010 and 2009 were as follows (in thousands):

				Actual
	Balance	Provision	Other	Warranty	Balance
	Beginning	For	Adjustments	Costs	End of
	Of Period	Warranties	Accounts (1)	Incurred	Period
Accrued Product Warranty
Nine Months Ended:
March 31, 2010	$3,028	$2,789	$(35)	$(3,076)	$2,706
March 31, 2009	$3,444	$3,393	$(385)	$(3,578)	$2,874

(1)	Effects of exchange rate changes.
13. Commitments and Other Contingencies
Revenues generated from international operations are generally denominated in foreign currencies. We have entered into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At March 31, 2010, we had forward exchange contracts to sell foreign currencies totaling $29.3 million (including approximately $21.3 million in Euros, $5.9 million in Japanese yen, $1.1 million in Australian dollars and $1.0 million in Canadian dollars). The foreign exchange contracts outstanding at the end of the period mature within one month. Consequently, contract values and fair market values are the same. In March 2007, we entered into a $10.0 million cross-currency swap arrangement for Japanese Yen that was originally scheduled to mature in March 2010. The arrangement was extended to March 2012 in December 2009. Starting January 2008, we determined that this cross-currency swap qualified as a net investment hedge. As a result, during the three and nine months ended March 31, 2010, we marked to market an increase in value of $76,000 and a decrease in value of $466,000, respectively, in accumulated other comprehensive income as part of the foreign currency translation adjustment. During the three and nine months ended March 31, 2009, we marked to market an increase in value of $1.0 million and a decrease of $864,000, respectively, which is reported in accumulated other comprehensive income.
We have unsecured credit agreements with domestic and international financial institutions. The agreements provide for revolving unsecured lines of credit that we utilize primarily for our general corporate purposes, including stock repurchases and working capital needs. As of March 31, 2010, we had a total of $28.9 million in available lines of credit with outstanding borrowings of $16.6 million maturing on December 31, 2011 at an annual interest rate of 1.88%. In addition, we also had $435,000 in standby lines of credit as of March 31, 2010.
On July 1, 2008, we acquired a 100% ownership interest in a Swedish company, in which we previously held a 30% equity interest with a carrying amount of $760,000 at June 30, 2008, using a combination of cash and earn-out payment arrangements. The total purchase consideration for the incremental 70% ownership interest was approximately $1.4 million, excluding contingent earn-out payments based on a percentage of net income in 2009 through 2011. This acquisition allowed us to take control of our Swedish distributor for the purpose of further expanding the business. Approximately $952,000 of the purchase consideration was paid during the quarter ended December 31, 2008, with the remaining $442,000 payable on July 1, 2011 and included within other long-term liabilities at March 31, 2010. There were no earn-out payments recorded for the fiscal year ended June 30, 2009 or the nine months ended March 31, 2010.
We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable, however, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No material claims for indemnification were outstanding as of March 31, 2010. We have not recorded any liabilities for these indemnification agreements at March 31, 2010 or June 30, 2009.

14. Business Segment Information
We have two operating segments, CABU and LSBU. CABU sells ion chromatography and sample preparation products related to our two liquid chromatography product lines, services and related consumables. LSBU sells high performance liquid chromatography products, services and related consumables. These two operating segments are aggregated into one reportable segment for financial statement purposes.
Our sales of products, installation and training services and maintenance within this reportable segment were detailed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Products	$96,439	$80,637	$269,313	$252,601
Installation and Training Services	2,647	2,600	8,835	8,490
Maintenance	13,696	11,159	34,462	29,781

	$112,782	$94,396	$312,610	$290,872

Long-lived assets consist principally of property and equipment. No single customer contributed more than 10% of revenue during the three and nine months ended March 31, 2010 and 2009, and revenue from services was less than 10% of revenue during the same period.
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
Accounting standards relating to income taxes require that we continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets, depending on whether it is more likely than not that actual benefit of those assets will be realized in future periods. We have evaluated our deferred tax assets as of March 31, 2010 and concluded that it is more likely than not that the deferred tax assets will be realized in the future; therefore, the establishment or modification of a valuation allowance is not required. In addition, we adopted the provisions of the FASB’s accounting standard related to the accounting for uncertainty in income taxes. The accounting standard requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money.
Our total amount of unrecognized tax benefits as of March 31, 2010 was $10.4 million, of which $1.3 million, if recognized, would affect our effective tax rate compared to $14.1 million on June 30, 2009, of which $3.2 million, if recognized, would have affected our effective tax rate. The liability for income taxes associated with uncertain tax positions is classified in deferred and other income taxes payable.
We record interest and penalties related to unrecognized tax benefits in income tax expense. At March 31, 2010, we had approximately $2.0 million accrued for estimated interest related to uncertain tax positions compared to approximately $2.0 million on June 30, 2009. During the nine months ended March 31, 2010 and 2009, we accrued a net total of $11,000 and $603,000, respectively in interest on these uncertain tax positions. At March 31, 2010, we had approximately $113,000 accrued for estimated penalties related to uncertain tax positions compared to approximately $78,000 on June 30, 2009. During the nine months ended March 31, 2010, we accrued a total of $43,000 in penalties on these uncertain tax positions.
Included in our balance of income tax liabilities, accrued interest, and accrued penalties at March 31, 2010 of $12.6 million, is $3.5 million related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next 12 months.

We are subject to audit by the Internal Revenue Service and the California Franchise Tax Board for fiscal 2005 through fiscal 2009. As we have operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state. We also file income tax returns for non-US jurisdictions; the most significant of which are Germany, Japan, the UK and Hong Kong. The years open to adjustment for Germany are for the fiscal years 2004 through 2008, fiscal years 2003 through 2008 for the UK and Hong Kong and fiscal years 2002 through 2008 for Japan.
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
Level 3 inputs are unobservable inputs for the asset or liability.
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

		Fair Value Measurements at March 31, 2010
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets or	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market (reported as cash equivalents)	$1,886	$1,886	$—	$—
Equity indexed derivatives (reported as short-term investments)	472	—	472	—

Total	$2,358	$1,886	$472	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are pleased with our results for the third quarter of fiscal 2010, especially given the current economic environment. This quarter reflects the first quarter of strong growth in several quarters, as we recorded 19% growth, including currency effects and the impact of our ESA acquisition. Our growth in the quarter was 10% on an organic basis. We reported the highest quarterly sales in the history of the Company. We also reported record earnings for the quarter, mainly driven by strong sales and solid gross margins. During the quarter we continued to maintain careful control over our operating expenses. Increase in operating expenses from the third quarter of fiscal 2009 to the third quarter of 2010 was due primarily to the ongoing expenses related to our Oracle conversion in Europe, the addition of our ESA business, and the effect of currency fluctuations. Looking at our end customer markets, global demand from all our customer sectors was higher this quarter compared to the third quarter of fiscal 2009. Growth in demand was particularly strong with our chemical/petrochemical, electronics, and power customers. While we continue to experience the impact of global economic weakness on our business, we have begun to see some improvements as we enter the last quarter of fiscal 2010.
Looking at sales by major geographic regions, net sales in North America were up strongly for the quarter including the contribution of ESA products compared to the third quarter of fiscal 2010. Our North American business improved significantly as we saw growth in all of our major customer end markets except chemical/petrochemical. In Europe, third quarter sales also increased in both reported dollars and local currency compared to the third quarter of fiscal 2009. Sales growth in our chemical/petrochemical, food and beverage, and power markets accounted for the higher net sales in Europe. Our Asia/Pacific region continued its solid performance as sales in this region grew, as it has in all quarters this fiscal year, in both reported dollars and local currency.
Results of Operations
Summary
Net sales for the third quarter of fiscal 2010 were $112.8 million, compared with $94.4 million reported for the same period in the prior year, reflecting an increase of 19.5%. Operating income for the quarter was $26.9 million, an increase of 24.5% over operating income for the third quarter of fiscal 2009 of $21.6 million. Cash flow from operating activities for the nine months ended March 31, 2010 was $53.9 million compared with $50.5 million for the same period in fiscal 2009, reflecting an increase of 6.7%. Our gross profit margin for the quarter was 68.7%, an increase of 1.0% compared to 68.0% for the same period last year. Selling, general and administrative expenses were 37.4% of net sales during the quarter, unchanged the same period last year. Research and product development expenses for the quarter were 7.4% of net sales, down slightly from the 7.7% reported in the same period last year. Diluted earnings per share increased 17.9% to $0.99 for the third quarter, compared to $0.84 reported in the same period last year.

Net sales
Net sales in North America increased by 17.9% in the third quarter of fiscal 2010 to $28.0 million, compared to $23.7 million during the same period in the prior year, partially due to the sales contribution of ESA products. Net sales in North America increased by 7.4% in the nine months ended March 31, 2010 to $81.4 million compared to $75.8 million during the nine months ended March 31, 2009 due to the increased customer demand and sales from ESA products. Net sales in Europe increased by 13.2% to $39.4 million in the third quarter of fiscal 2010, compared to $34.8 million during the same period in the prior year due to the increased customer demand and favorable currency fluctuations. Excluding the impact of currency fluctuations, net sales in Europe increased by 5.4% in the third quarter of fiscal 2010 compared to the same period in the prior year due to increased demand in chemical/petrochemical, food and beverage, and power customers in the region. Net sales increased 1.2% in the nine months ended March 31, 2010 to $119.6 million compared to $118.2 million during the nine months ended March 31, 2009, driven by continued weakness in all markets for the region offset by an overall favorable currency impact. The Asia/Pacific region continued its solid performance as it grew 26.6% in reported dollars and 10.4% in local currency for the third quarter compared to the third quarter of fiscal 2009. Sales growth was primarily driven by strong performance in Japan and China, specifically. Demand from all of our customer end markets was up for the quarter with the exception of the food and beverage customers, which remain unchanged from a year ago. Net sales increased 15.2% in the nine months ended March 31, 2010 to $111.6 million compared to $96.9 million in the nine months ended March 31, 2009 as a result of strong sales growth in Japan, China, and India.
We are subject to the effects of foreign currency fluctuations that have an impact on net sales. Overall, currency fluctuations increased reported net sales for the three months ended March 31, 2010 by $5.0 million, compared to a decrease of $5.0 million in the same quarter last year.
Percentage changes in net sales over the corresponding period in the prior year were as indicated in the table below:

	Three Months	Nine Months
	Ended	Ended
	March 31, 2010	March 31, 2010
Percentage change in net sales
Total:	19.5%	7.5%
By geographic region:
North America	17.9%	7.4%
Europe	13.2%	1.2%
Asia/Pacific	26.6%	15.2%
Percentage change in net sales excluding currency fluctuations over the corresponding period in the prior year were as indicated in the table below:

	Three Months	Nine Months
	Ended	Ended
	March 31, 2010	March 31, 2010
Percentage change in net sales excluding currency fluctuations
Total:	14.2%	3.8%
By geographic region:
North America	15.9%	6.9%
Europe	5.4%	-3.6%
Asia/Pacific	21.6%	10.4%
Gross margin
Gross margin for the third quarter of fiscal 2010 was 68.7%, an increase from the 68.0% gross profit margin reported in the third quarter last year. The difference was due to a number of factors, primarily due to favorable currency effect and product mix. We expect our gross margin to be in the range of 66% to 67% for the full fiscal year 2010.
Operating expenses
Operating expenses of $50.6 million for the third quarter of fiscal 2010 increased by $8.0 million, or 18.7%, from the $42.6 million reported in the same quarter last year. As a percentage of net sales, operating expenses were 44.8% for the third quarter of fiscal 2010, a slight decrease from the 45.1% of sales reported in the third quarter of fiscal 2009. The effects of foreign currency fluctuations increased total operating expenses by $1.5 million, or 3.6%, for the quarter ended March 31, 2010, compared to a decrease of 5.9% during the same period in the prior year. The $6.6 million increase in operating expenses, excluding currency effects, was attributable primarily to $3.6 million of additional cost in Europe primarily associated with the implementation of our European shared service center (“SSC”) and the Oracle Enterprise Resource Planning (“ERP”) system, the additional operating expenses related to our ESA business of $1.6 million, and higher spending for both sales and marketing and research and development. Operating expenses for the nine months ended March 31, 2010 were $141.9 million, representing a 9.6% increase over the corresponding period during the prior year of $129.5 million mainly due to currency fluctuations, acquisition of ESA Life Sciences Tools business, and the SSC implementation efforts.

Selling, general and administrative (SG&A) expenses were $42.2 million for the third quarter of fiscal 2010, compared with $35.3 million for the same quarter of fiscal 2009. As a percentage of net sales, SG&A expenses were 37.4% in the third quarter of fiscal 2010, unchanged from the same period in fiscal 2009. Effects of foreign currency fluctuations increased SG&A expenses by $1.4 million, or 3.9%, in the third quarter of fiscal 2010. SG&A expenses, excluding currency effects, grew by $5.7 million, or 15.6%, compared to the third quarter of fiscal 2009, due to our implementation of the European SSC and ERP roll-out, ESA operating expenses and higher sales and marketing expenses. SG&A expenses for the nine month period ended March 31, 2010 increased to $118.7 million compared to $107.7 million in the same period of fiscal 2009. The increase was due to currency fluctuations, the implementation of Oracle ERP and the operating expenses of our ESA business.
Research and product development (R&D) expenses were $8.4 million for the third quarter of fiscal 2010, an increase of $1.1 million, or 15.1%, from $7.3 million reported in the third quarter of fiscal 2009. As a percentage of net sales, R&D expenses decreased marginally to 7.4% in the third quarter of fiscal 2010 when compared to the 7.7% in the third quarter of fiscal 2009. R&D expenses for the nine months period ended March 31, 2010 increased 6.6% to $23.2 million from $21.7 million in the same period of fiscal 2009 mainly due to the increased project material costs of our new product pipeline and the addition of our ESA business.
Income taxes
The effective tax rate in the third quarter of fiscal 2010 was 33.7%, reflecting an increase from 29.6% reported for the third quarter of fiscal 2009. Our tax rate in the third quarter of last year benefited from several non-recurring items. We anticipate that our tax rate for the rest of the fiscal year will be in the range of 34.0% to 35.0%.
Net income
Net income in the third quarter of fiscal 2010 increased 16.4% to $17.7 million, compared with $15.2 million reported for the same period last year.
Liquidity and Capital Resources
At March 31, 2010, we had cash and equivalents and short-term investments of $93.4 million. Our working capital was $143.3 million, an increase of $29.6 million from $113.7 million reported at March 31, 2009.
Cash generated by operating activities for the nine months ended March 31, 2010 was $53.9 million, compared with $50.5 million for the same period last year. A higher level of income taxes payable due to lower payments made in fiscal 2010, an increase in deferred revenues due to a higher level of uninstalled systems and service contracts sold at calendar year end, and an increase in accrued liabilities and accounts payable contributed to a higher operating cash flow. These changes were partially offset by an increase in accounts receivable due to higher sales toward the end of quarter.
Cash used for investing activities was $30.1 million in the first nine months of fiscal 2010. Capital expenditures for the first nine months of fiscal 2010 were $9.2 million which included purchases related to our general operations, expansion of our IT platform and refurbishment of a building in Sunnyvale. Additionally, $21.1 million was paid in connection with the acquisition of the assets and liabilities of the LST and Laboratory Services business of ESA, of which approximately $3.0 million was for the building in which they currently operate.
Cash provided by financing activities was $1.1 million in the first nine months of fiscal 2010. The cash generated was primarily attributable to the repurchase of 476,126 shares of our common stock for $31.2 million, offset by $14.6 million in proceeds from issuance of common stock, and $16.5 million in proceeds from increased borrowing related to the acquisition of the assets and liabilities of the LST and Laboratory Services business of ESA.
At March 31, 2010, we had utilized $16.6 million of our $28.9 million in committed bank lines of credit.
We believe that our cash flow from operating activities, current cash, cash equivalents and short-term investments and the remainder of our bank lines of credit will be adequate to meet our cash requirements for at least the next twelve months.

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at March 31, 2010, and the payments due in future periods (in thousands):

	Payments Due by Period
		Less
		Than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Short-Term Borrowings	$16,585	$16,585	$—	$—	$—
Long-Term Debt Associated with Business Purchase	442	—	442	—	—
Operating Lease Obligations	13,324	5,496	4,282	1,243	2,303

Total	$30,351	$22,081	$4,724	$1,243	$2,303

There have been no material changes to our operating lease obligations outside ordinary business activities since June 30, 2009. Our outstanding borrowings under our lines of credit increased to $16.6 million at March 31, 2010 from $64,000 at June 30, 2009. These amounts are due in a period of less than one year.
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
There have been no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to financial market risks from fluctuations in foreign currency exchange rates, interest rates and stock prices of marketable securities. With the exception of the stock price volatility of our marketable equity securities, we manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of nonperformance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices could cause significant changes in the costs to manufacture and deliver our products and in customers’ buying practices. We have not substantially changed our risk management practices during fiscal 2009 or the first nine months of fiscal 2010 and we do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our current risk management practices.

Foreign Currency Exchange. Revenues generated from international operations are generally denominated in foreign currencies. We have entered into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. At March 31, 2010, we had forward exchange contracts to sell foreign currencies totaling $29.3 million (including approximately $21.3 million in Euros, $5.9 million in Japanese yen, $1.1 million in Australian dollars and $1.0 million in Canadian dollars). The foreign exchange contracts outstanding at the end of the period mature within one month. Consequently, contract values and fair market values are the same.
In March 2007, we entered into a $10.0 million cross-currency swap arrangement for Japanese Yen that was originally scheduled to mature in March 2010. The arrangement was extended to March 2012 in December 2009. Starting January 2008, we determined that this cross-currency swap qualified as a net investment hedge. This derivative instrument did not qualify for net investment hedge accounting and was deemed to be an ineffective hedge instrument because, at the inception of the hedge transaction, there was no formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. In January 2008, we completed our formal documentation of the hedging relationship and determined that the cross-currency swap qualified as a net investment hedge. As a result, during the three and nine months ended March 31, 2010, we marked to market an increase in value of $76,000 and a decrease in value of $466,000, respectively, in accumulated other comprehensive income as part of the foreign currency translation adjustment. During the three and nine months ended March 31, 2009, we marked to market an increase in value of $1.0 million and a decrease in value of $864,000, respectively, which were reported in accumulated other comprehensive income.
Interest and Investment Income. Our interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at March 31, 2010 and June 30, 2009 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on our actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense. At March 31, 2010, we had short-term borrowings of $16.6 million. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding debt balance at March 31, 2010, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements and the level of borrowings maintained by us.

ITEM 4.	CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2010 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.
During the quarter ended March 31, 2010, there were no changes to our overall internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act) during the period covered by this quarterly report on Form 10-Q.

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
Our business, financial condition and results of operations have been affected by weaker global economic conditions. These conditions resulted in reduced sales of our products in prior quarters. In a continued economic recession or under other adverse economic conditions, our customers may be less likely to purchase our products and vendors may be more likely to fail to meet contractual terms. A further downturn in economic conditions may make it more difficult for us to maintain and continue our revenue growth and profitability performance resulting in a material adverse effect on our business.
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
We derived over 70% of our net sales from outside the United States in the third quarter of fiscal 2010 and expect to continue to derive the majority of net sales from outside the United States for the foreseeable future. Most of our sales outside the United States are denominated in the local currency of our customers. As a result, the U.S. dollar value of our net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on our results of operations. In recent periods, our results of operations have been positively affected from the depreciation of the U.S. dollar against the Euro, the yen and several other foreign currencies, but there can be no assurance that this positive impact will continue. In the past, our results of operations have been negatively impacted by the appreciation of the U.S. dollar against other currencies.
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
The following table indicates common shares repurchased and additional shares added to the repurchase program during the three months ended March 31, 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total
			Number of		Maximum
			Shares		Number of
			Purchased	Additional	Shares that
	Total	Avg.	as Part of	Shares	May Yet Be
	Number	Price	Publicly	Authorized	Purchased
	of Shares	Paid	Announced	for	Under the
Period	Purchased	per Share	Program	Purchase (1)	Program (2)
January 1 – 31, 2010	—	—	8,157,843	17,000	1,037,332
February 1 – 28, 2010	85,998	$11.16	8,243,841	23,641	974,975
March 1 – 31, 2010	46,310	$11.16	8,290,151	68,846	997,511

Total	132,308	$11.16	8,290,151	109,487	997,511

(1)	The number of shares represents the number of shares issued pursuant to employee stock plans that are authorized for purchase.

(2)
The number of shares includes (i) 1.0 million shares of common stock approved for repurchases in October 2008, plus (ii) that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to October 2008 minus the number of shares repurchased, plus (iii) the number of shares remaining from the repurchase authorization in August 2006.

DIVIDENDS
As of March 31, 2010, we had paid no cash dividends on our common stock and we do not anticipate doing so in the foreseeable future.

EXHIBIT INDEX

Item 6.	EXHIBITS

Exhibit
Number	Description	Reference
3.1	Restated Certificate of Incorporation, filed December 12, 1988	(1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation, filed December 1, 1999 (Exhibit 3.2)	(7)
3.3	Amended and Restated Bylaws, dated August 6, 2008 (Exhibit 99.1)	(3)
*10.1	Medical Care Reimbursement Plan as amended October 30, 2007 (Exhibit 10.1)	(5)
10.2	Credit Agreement dated December 23, 2009 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.2)	(12)
*10.3	Dionex Corporation 2004 Equity Incentive Plan, as amended October 2007 (Exhibit 10.1)	(8)
*10.4	Form of Stock Option Agreement for non-employee directors (Exhibit 10.5)	(9)
*10.5	Form of Stock Option Agreement for other than non-employee directors (Exhibit 10.6)	(9)
*10.6	Form of Stock Unit Award Agreement for non-employee directors (Exhibit 10.2)	(8)
*10.7	Form of International Stock Option Agreement (Exhibit 10.8)	(5)
*10.8	Employee Stock Participation Plan (Exhibit 10.13)	(4)
*10.9	Change in Control Severance Benefit Plan, as amended April 26, 2010 (Exhibit 99.1)	(2)
*10.10	Form of Stock Unit Award Agreement for U.S. employees (Exhibit 10.9)	(6)
*10.11	Form of Stock Unit Award Agreement for International employees (Exhibit 10.10)	(6)
*10.12	Form of Indemnification Agreement (Exhibit 10.1)	(10)
*10.13	Management Incentive Bonus Plan dated August 4, 2009 (Exhibit 99.1)	(11)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibit in our Annual Report on Form 10-K filed September 20, 1989. (file no. 000-11250).

(2)	Incorporated by reference to the corresponding exhibit in our Form 8-K filed October 30, 2009.

(3)	Incorporated by reference to the indicated exhibit in our Form 8-K filed August 11, 2008.

(4)	Incorporated by reference to the indicated exhibit in our Annual Report on Form 10-K filed September 10, 2004.

(5)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed November 9, 2007.

(6)	Incorporated by reference to the indicated exhibit in our Annual Report on Form 10-K filed August 29, 2008.

(7)	Incorporated by reference to the indicated exhibit in our Form 10-K filed August 29, 2007.

(8)	Incorporated by reference to the indicated exhibit in our Form 8-K filed October 15, 2007.

(9)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 8, 2008.

(10)	Incorporated by reference to the indicated exhibit in our Form 8-K filed November 3, 2008.

(11)	Incorporated by reference to the indicated exhibit in our Form 8-K filed August 10, 2009.

(12)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 9, 2010.

*	Management contract or compensatory plan or agreement.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION (Registrant)
Date: May 10, 2010	By:	/s/ Craig A. McCollam
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