Form 10-K
period 2010-06-30
DIONEX CORP /DE
filed 2010-08-27
CIK 708850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2010
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
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates on December 31, 2009 (based upon the closing price of such stock as of such date) was $1,285,409,824.
As of August 27, 2010, 17,456,907 shares of the registrant’s Common Stock were outstanding.
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 26, 2010 are incorporated by reference in Part III of this Annual Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements set forth or incorporated by reference in this Form 10-K, as well as in the Dionex Annual Report to Stockholders for the year ended June 30, 2010, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry conditions, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such risks and uncertainties include: general economic conditions, foreign currency fluctuations, the risks associated with international sales and operations, risks associated with the transition to upgraded accounting information and technology infrastructure systems, costs associated with potential enhancements to internal controls over financial reporting, changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns, natural disasters, terrorist attacks or acts of war, credit risks associated with our customers, fluctuation in worldwide demand for analytical instrumentation, fluctuations in quarterly operating results, risks associated with maintaining a significant portion of our cash overseas, competition from other products, existing product obsolescence, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as set forth under “Item 1A. “Risk Factors” and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. Dionex undertakes no obligation to update these forward-looking statements.
PART I

Item 1.	BUSINESS
GENERAL
Dionex Corporation (“Dionex,” “we,” “us,” and “our”) was founded in 1975 to help scientists automate and apply chemistry solutions for improved laboratory productivity. We design, manufacture, market, and service a range of liquid chromatography systems, sample preparation devices, and related products used to separate and quantify the individual components of complex chemical mixtures relevant to several major industrial, research, and laboratory markets. Our systems are complementary products that can be integrated together and used along with other analytical instruments. Dionex Corporation was incorporated as a California corporation in 1980 and reincorporated in Delaware in 1986.
Our current portfolio of liquid chromatography (LC) systems is focused in two product areas: ion chromatography (IC) and high performance liquid chromatography (HPLC). In addition, we offer a mass spectrometer detector that can be coupled with either IC or HPLC systems. For sample preparation, we provide accelerated solvent extraction (ASE®) systems and AutoTrace® instruments. In addition, we also develop and manufacture columns, consumables, suppressors, detectors, automation, and software analysis systems for use in or with liquid chromatography systems. All these products can be used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications.
BUSINESS UNITS
Dionex has two business units, Chemical Analysis Business Unit (CABU) and Life Sciences Business Unit (LSBU), which have similar economic characteristics; product processes; products and services; types and classes of customers; methods of distribution and regulatory environments. These units, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision maker, which we have determined to be our Chief Executive Officer. Because of these similarities, the two units have been aggregated into one reporting segment for financial statement purposes. Financial information for our one reportable segment is provided in Note 15 in the Notes to the Consolidated Financial Statements.
Information concerning revenues and long-lived assets attributable to each of the Company’s products, services and geographic areas is set forth in Note 15 in the Notes to the Consolidated Financial Statements, which is included elsewhere in this Annual Report on Form 10-K.
PRODUCTS
Ion Chromatography
Ion chromatography is a form of chromatography that separates ionic (charged) or highly polar molecules (e.g. sugars and carbohydrates), usually found in water-based solutions, and typically detects them based on their electrical conductivity. The sale of our IC systems and related columns, suppressors, detectors, automation, and other products accounted for over 60% of our net sales in each of fiscal 2010, 2009, and 2008.

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
Dionex has been an innovator in ion chromatography for over 30 years. This year, we extended our history of innovation with the introduction of the first commercially available capillary IC system, the ICS-5000 Capillary RFICtm System. The heart of this innovation is the IC Cubetm which houses all of the capillary chemistry in a unique “plug and play” design. Capillary IC has a powerful value proposition: greatly reduced sample size requirements, increased sensitivity and reduced running costs.
In addition to the ICS-5000 Capillary RFICtm System, we offer a full range of IC products to address the analytical needs of our customers. These other system consists of the following:
•	Our ICS-2100 RFIC system, introduced in fiscal 2009, provides RFIC eluent generation and regeneration, along with sample-preparation capabilities. The ICS-2100 is an integrated and preconfigured RFIC system designed to perform with all types of electrolytically generated eluents for isocratic and gradient IC separations. The system is controlled from an LCD touch pad front panel or using our Chromeleon Chromatography Data System software (“Chromeleon”). The ICS-2100 occupies minimal space and delivers all the advantages of an RFIC system, including ease-of use, consistency and superior performance compared to systems using manually prepared eluents.
•	Our ICS-1600 system, introduced in fiscal 2009, is a fully integrated and preconfigured system with RFIC-ER (Eluent Regeneration) capabilities designed to perform IC separations using suppressed conductivity detection. The system is controlled from an LCD touch pad front panel or using Chromeleon software.
•	Our ICS-1100, introduced in fiscal 2009, is an integrated and preconfigured system with RFIC-ER capabilities that performs IC separations using conductivity detection.
•	Our ICS-900 integrated IC system, introduced in fiscal 2008, is designed for routine ion analysis and provides easy operation and stable performance. It occupies minimal bench space, making it an attractive solution for small laboratories.
High Performance Liquid Chromatography
HPLC is a form of chromatography that separates a wide range of small and large molecules, such as pharmaceuticals, metabolites, and biologics. HPLC typically quantifies the components by measuring the amount of light that the molecules absorb or emit when exposed to a light source. Sales of our HPLC products and related columns, suppressors, detectors, automation, and other products accounted for approximately 30% of our net sales in each of fiscal 2010, 2009, and 2008.
In fiscal 2010, we revamped all of our HPLC systems to Ultra High Pressure LC (UHPLC+) systems. UHPLC features high pressures, high flow rates and small particles in columns to accelerate separations. Our UHPLC+ portfolio consists of four major systems:
•	UltiMate® 3000 Basic Automated LC system is optimized for reliability and ease-of-use with routine LC applications, and also offers UHPLC application compatibility up to 620 bar. The ACC-3000 Autosampler Column Compartment is at the heart of the system. Its unique instrument design combines a rugged sample injection principle with a powerful column oven.
•	UltiMate® 3000 Standard Analytical systems offer full support of all HPLC applications and provide UHPLC application compatibility up to 620 bar, allowing customers to move to UHPLC whenever necessary.
•	UltiMate® 3000 Rapid Separation LC (“RSLC”) system provides higher performance and flexibility in UHPLC applications up to 1,000 bar. Precision-engineered instrumentation, advanced data processing, and highly optimized chemistries enable the most challenging chromatographic applications. This system offers industry leading versatility covering the maximum range of UHPLC applications, while keeping fully compatible to conventional LC.
•	UltiMate® 3000 RSLCnano system was developed for maximum performance in the field of proteomics and other complex life science applications. The robust, continuous direct-flow delivery is designed for interruption-free analysis providing the highest resolution of sample components. This feature, in addition to the widest flow-pressure footprint enables the application of UHPLC to the nano scale, allowing scientists to tune for the highest resolution or the fastest analysis time, even for trypsin-digested peptide patterns of utmost complexity.

Our acquisition from ESA Biosciences, Inc. of its Life Sciences Tools business in fiscal 2010 increased our portfolio of detection strategies for HPLC. The Corona® ultra™ Charged Aerosol Detector for UHPLC systems is a universal detector, allowing determination of analytes independent of charge or chromophore. The Coulochem® and CoulArray® electrochemical detectors are targeted for neuroscience, clinical, and metabolomics research. Together with our new fluorescence detector, the FLD-3000, these detection solutions have greatly improved our ability to serve our pharmaceutical, biopharmaceutical, and life sciences customers. This acquisition further expands our presence in life sciences and opens some new markets in clinical research and neurosciences.
Other Dionex product offerings
Sample Preparation - In fiscal 2008, we introduced the Accelerated Solvent Extraction (“ASE”) 150 and ASE 350 systems which extract components of interest from solid and semisolid samples using common solvents at elevated temperatures and pressures. The ASE 150 and 350 systems offer several advantages over other solvent-based extraction techniques including lower solvent consumption, reduced extraction time, higher throughput, automation and ease of use. Both of these systems contain pH-hardened flow pathways featuring Dionium™ components allowing the extraction of samples that have been pretreated with strong acids or bases. The ASE 350 also features built-in solvent mixing capability that allows sampling from three different bottles to allow the customer to perform extractions using a wide variety of solvents. Along with these ASE systems, we added ASE Prep CR NA+ and ASE Prep CR H+ adsorbents which neutralize strong acids or bases so samples can be extracted with organic or aqueous solvents to remove analytes of interest as part of the ASE process.
In fiscal 2009, we acquired our AutoTrace® line of products from Caliper Life Sciences. The AutoTrace SPE workstation automates the extraction of large volume aqueous samples prior to analysis. In fiscal 2010, we introduced the new AutoTrace 280 SPE instrument which automates SPE processes: conditioning, loading, rinsing and elution. AutoTrace 280 can be used for a wide variety of SPE testing methods including those approved by the Environmental Protection Agency (EPA) for testing of ground water, surface water, waste water and drinking water and other organic pollutants such as endocrine disrupters and personal care product ingredients in aqueous samples. AutoTrace 280 complements our ASE, IC and HPLC product lines, giving us the opportunity to expand our sample preparation market.
Mass Spectrometry - Mass spectrometry (MS) is used to identify the molecular weight of compounds within a sample substance and renders structural molecular information. Through an agreement with Thermo Fisher Scientific, we offer the MSQ Plus™ mass spectrometer which can be coupled with certain IC and HPLC products. LC/MS and IC/MS systems using the MSQ Plus are used worldwide, particularly in the pharmaceutical market, but also for environmental testing, drug, food and beverage quality control, and many other applications.
In fiscal 2006, we introduced the Dionex Chromatography Mass Spectrometry Link (DCMSLink™) software which provides an interface for controlling a wide range of our chromatography instruments from third-party mass spectrometry software (MS software) such as Analyst® from Applied Biosystems/MDS Sciex (now owned by Danaher Corporation), Xcalibur® from Thermo Fisher Scientific Inc., and HyStar™ from Bruker Corporation. In fiscal 2009, we introduced version 2.7 of DCMSLink which delivered many new features, including a unique graphical control interface for Dionex instruments, providing real-time modification of instrument parameters. The new version also supports digital acquisition of 3-D data from the UltiMate 3000 photodiode array detector, for assessing peak purities, spectral matching and peak tracking. DCMSLink enables us to expand to additional markets for our chromatography systems to customers who desire the quality and features of our chromatography with higher-end mass spectrometers.
Process Instrumentation - In fiscal 2009, we introduced the Integral™ Process Analyzer for continuous on-line monitoring necessary in a variety of industrial applications. The Integral systems combine the Dionex ICS and UltiMate systems with advanced sample handling and preparation modules and industrial enclosures to automate a wide variety of in-process analyses. Major applications for Integral are in the power generation industry for the continuous monitoring of corrosive contaminants in boiler water, the semiconductor industry for continuous monitoring of contaminants in high purity water, and the pharmaceutical and chemical industries for continuous monitoring of biological and chemical synthesis processes. Integral uses our Chromeleon PA software for automation, data acquisition, reporting, and security. The software allows the user to view analyzer status, handle alarms, and interface with the computing and control systems in place at the enterprise where Integral is installed.
Chromatography Data Management Software Systems (CDS) - We offer a family of chromatography data management software products that automate sample handling, system operation, and data analysis for chromatography systems. Our industry-leading CDS package called Chromeleon can control IC and HPLC systems, either manufactured by Dionex or other vendors. Our advanced CDS provides analysis and automation support for applications such as discovery processes, quality control, and complex research activities such as proteomics and biomarker discovery. Chromeleon software is offered in our Chromeleon 6.8 version to customers desiring to control several IC or HPLC systems at once. Chromeleon 6.8 can control over 250 LC and gas chromatography (GC) instruments and modules produced by more than 30 vendors. In fiscal 2009, we introduced Chromeleon® 7 Chromatography Data System, a next-generation chromatography data system that provides the fastest, easiest path from samples to results, boosting productivity and improving user experience. Chromeleon 7 includes capabilities to speed up data evaluation by providing an even more intuitive way to access all information for an experiment and includes new methods to identify peaks and save time in analysis.

Consumables - We offer a wide variety of consumables for our IC, HPLC and sample preparation customers. Our primary consumable items are columns, suppressors, and RFIC eluent generation cartridges. These consumables are replaced at regular intervals depending on the volume of use and sample composition.
Columns - A chromatography column consists of a hollow cylinder packed with a unique material allowing for separation of the various chemical components contained in a sample. We develop and manufacture separation materials such as ion-exchange resins, silica-based bonded phases, and monolithic phases using proprietary processes that are designed and tested for specific applications in the HPLC and IC markets. We offer polymer-based ion-exchange and silica-based reversed-phase columns supporting capillary, analytical, preparative, and semi-preparative scale applications. Our most recent introductions for column technologies focus on Fast IC columns designed for faster analysis of standard anions and sugars as well as UHPLC columns for faster HPLC separations used for a broad range of customer applications. We also offer a number of columns in monolith formats for increased resolution, speed and capacity for IC and HPLC application including applications for protein separations. In addition, we offer a variety of micro, capillary and nano LC columns in varying formats packed with a variety of chromatographic materials.
Eluent Suppressors - We manufacture the SRS 300 family of Self-Regenerating Suppressors to enhance detection and sensitivity in ion chromatography. Our offering includes an array of suppressors that include the SRS 300, the Atlas® Electrolytic Suppressor, and the MicroMembrane™ Suppressor (MMS III).
RFIC Eluent Generation Cartridges - We manufacture eluent generation cartridges used with RFIC systems for the automatic production of high-purity eluents. We offer cartridges for generation of hydroxide, methanesulfonic acid, and carbonate/bicarbonate eluents designed to cover the range of ions and polar compounds that our customers typically measure.
IonSwifttm line - Introduced in 2010, these are new columns for IC based on our patented monolith technology and feature fast mass transfer and improved resolution even at elevated flow rates with low backpressure. This faster analysis and high resolution are key benefits of this new monolith column line. This chemistry can be coupled with the new ICS-5000, providing customers the experience of Fast IC in capillary, microbore or standard bore format.
Fast IonPac line - We also introduced in 2010 new resin based fast IC columns for analytical and capillary flow rates based on our traditional packed-particle IonPac line. These anion and cation columns allow increased flow rates, therefore reducing typical run times to less than five minutes.
Other services - We provide services and service products through our customer and field service organization. These services include maintenance contracts, spare part sales, customer training and sales of other products and valued-added services (refer to the “Technical Support, Installation and Service” section below).
CUSTOMERS, MARKETING, AND SALES
Our products are used extensively in the environmental, life science, and industrial markets that typically utilize chromatography and extraction technologies. The environmental market is characterized by water analysis, safety and security applications, and pollution testing, with chemists from private and governmental laboratories being our primary customers in this field. The life science markets we serve include the pharmaceutical and biopharmaceutical segment, biosciences, and medical sciences, with customers from industrial, academic, and government accounts. Industrial markets include the electronics and power industries, with a demand for analyzing the high-purity water quality in their production facilities. We also serve many of the world’s largest industrial companies within the chemical industry, which produce specialty chemicals/petrochemicals, and consumer products, and increasingly within the food and beverage market, which test for product quality assurance, purity, and contaminants.
One of our key marketing strategies is to target all market segments mentioned above to increase demand for our chromatography solutions. This is accomplished by approaching all existing and potential customers through direct marketing and sales activities including direct sales calls, mailings, advertising, electronic marketing, seminars, and workshops. In addition, we build visibility and branding for our global presence through scientific conferences and exhibitions. Continuous growth in all these markets results from identifying new customers in existing sales regions, extending geographic penetration, and increasing demand for our products and technical support capabilities. In addition, we grow through the constant introduction of new technologies and products which stimulates our current customers to adopt our more advanced offerings.

The second component of our marketing strategy is to explore and develop new applications through collaborations with existing and potential customers, and to leverage these new methods in other market areas. A prerequisite to establishing this process is the availability of highly skilled technical and support staff to work with customers to define and develop these novel applications. In order to meet and exceed customer expectations in our commercial markets, our goal is to optimize and diversify our technology expertise in the LC market, including sample preparation, separation, analysis, testing, and data management.
Geographically, we market and distribute our products and services through our sales force in Austria, Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, India, Ireland, Italy, Japan, Korea, the Netherlands, New Zealand, Singapore, Sweden, Switzerland, Taiwan, the United Kingdom, and the United States (U.S.). In each of these countries other than Canada, we maintain one or more local sales offices in order to support and service our customers in the regions. In other international locations where we do not have a direct sales force, we have developed a network of distributors and sales agents. In fiscal 2010, our net sales by geographic region were approximately 27% in North America, 38% in Europe and 35% in Asia/Pacific and other. In fiscal 2009, our net sales by geographic region were approximately 26% in North America, 41% in Europe and 33% in Asia/Pacific and other. In fiscal 2008, our net sales by geographic region were approximately 28% in North America, 43% in Europe and 29% in Asia/Pacific and other.
We manufacture our products based upon our forecast of customer demand and maintain adequate inventories of completed modules or finished goods in advance of receipt of firm orders. System or instrument orders are generally placed by the customer on an as-needed basis, and instruments are usually shipped within four to six weeks after receipt of an order. We do not maintain a substantial backlog, and backlog as of any particular date may not be indicative of our actual sales in any succeeding period. The level of backlog as of June 30, 2010 was $68 million and as of June 30, 2009 was $55 million.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For financial information by geographic area, refer to Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
COMPETITION
Competition in our industry is based upon the performance capabilities of the analytical instruments, technical support and after-market services, the manufacturer’s reputation as a technological leader and selling prices. We believe that performance capabilities are the most important of these criteria. Customers measure system performance based on sensitivity (the ability to discern minute quantities of a particular sample component), selectivity (the ability to distinguish between similar components), speed and throughput of analysis, and the range of chemical and biological samples the system can effectively analyze. We believe that we enjoy a favorable reputation in terms of performance capabilities.
Companies competing with us in LC portion of the analytical instruments market include Agilent Technologies, Inc., Shimadzu Corporation, Thermo Fisher Scientific Inc., Waters Corporation and Metrohm Ltd.
We believe we have a substantial market share in the IC market, which is a segment of the broader LC market. Our IC systems generally compete with a number of analytical techniques used in identifying and quantifying ionic and polar compounds. The primary source of competition are conventional manual and automated wet chemistry procedures and certain modified liquid chromatography systems that are used with or without an ion suppression device. Companies competing with us in the IC market include Metrohm AG, Shimadzu Corporation, Waters Corporation and other smaller companies.
We believe we have a smaller but growing market share in the combined ultra-high pressure, analytical and capillary/nano-LC HPLC portions of the LC market. Our UltiMate 3000 UHPLC+ systems compete directly with other manufacturers in ultra high pressure, standard and capillary-/nano- HPLC applications. We believe that the UltiMate UHPLC+ systems have certain benefits over competing systems, including advanced pump and dual pump technology, thermostatted temperature control, and high performance auto sampling capabilities. The UltiMate 3000 offers benefits over competing systems, including the ability to analyze minute contents of sample at very low flow rates or at higher pressure over a wider range of flow rates. In addition, we are unique in that our entire HPLC product line is compatible with ultra high pressure methods giving the customer flexibility in transferring methods from standard to UHPLC methods. We also believe that our Chromeleon software package is considered the most advanced chromatography data management system in the market which provides us a competitive advantage over other vendor’s software offerings. Our competitors in the HPLC market include such vendors as Agilent Technologies, Inc., Shimadzu Corporation, Thermo Fisher Scientific, Waters Corporation and various smaller competitors.

Our Accelerated Solvent Extraction systems compete directly with standard Soxhlet, sonication, supercritical fluid extraction and microwave extraction techniques provided by other companies. We believe that our ASE systems have certain benefits compared to competing techniques, including faster extraction time, reduced solvent usage, built-in automation and ease of use.
PATENTS AND LICENSES
We have a patent portfolio covering certain technologies employed in our products. These technologies include but are not limited to those used in our instruments, suppressors, eluent generators, columns, sample preparation devices, pumps, autosamplers, and detectors. The portfolio includes both apparatus and method of use patents. Our patents are presently issued in the U.S. and number of foreign countries including those in North America, Europe and Asia. As a matter of company policy, we vigorously protect our intellectual property rights and seek patent coverage on developments that we regard as strategic, material and patentable. Our patents, including those licensed from others, expire between 2010 and 2029. We believe that, while our patent portfolio has value, no single patent or patent application is in itself essential and that the invalidity or expiration of any single patent would not have a material adverse effect on our business.
We regard our Chromeleon software as proprietary and we rely on a combination of patents, copyrights, trademarks, trade secret laws and other proprietary rights, laws, license agreements and other restrictions on disclosure, copying and transferring title to protect our rights to our software products. We have one issued patent and a limited number of patent applications covering our software, and existing copyright laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S.
INTERNATIONAL OPERATIONS
Financial information about foreign and domestic operations and export sales is provided in Note 15 of the Notes to Consolidated Financial Statements found elsewhere in this report.
We have subsidiaries in Austria, Australia, Brazil, Canada, China, Denmark, France, Germany, India, Ireland, Italy, Japan, Korea, the Netherlands, New Zealand, Singapore, Sweden, Switzerland, Taiwan, the United Kingdom and the U.S. Our foreign sales are affected by fluctuations in currency exchange rates and by regulation adopted by foreign governments. Such fluctuations have materially affected, both positively and negatively, our results of operation in past periods and will likely materially affect our results of operations in the future. Export sales are subject to certain controls and restrictions, but we have not experienced any material difficulties related to these limitations.
MANUFACTURING AND SUPPLIERS
We produce most of our consumables, including IC and HPLC columns and IC suppressors, and assemble our IC systems and modules in our California manufacturing facilities. We assemble the systems and modules for our UltiMate 3000 systems in our manufacturing facility in Germany. We assemble our charged aerosol (CAD) and electrochemical HPLC detectors in our Massachusetts manufacturing location. We have developed proprietary processes for the manufacture of polystyrene-based resins and for packing columns with these resins. We believe that our resins, columns and suppressor manufacturing know-how are critical to the performance and reliability of our chromatography systems. We require each employee and consultant to sign a nondisclosure agreement to protect our proprietary processes. However, there can be no assurances that these agreements will provide meaningful protection or adequate remedies for our proprietary processes in the event of unauthorized use or disclosure.
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

TECHNICAL SUPPORT, INSTALLATION AND SERVICE
Users of our chromatography systems may require technical support before and after a system sale. Services provided before the sale are recorded in operating expenses as incurred. Chromatography systems sold by us generally include a one-year warranty. These costs are accrued for at the time of the system sale. Installation and certain basic user training are provided to the customer, with revenues for these services recognized at the time the services are provided. Maintenance contracts may be purchased by customers to cover equipment no longer under warranty. Maintenance work not performed under warranty or maintenance contracts is performed on a time and materials basis. We offer training courses and periodically send our customers information on applications development. We install and service our products through our own field service organizations in Austria, Australia, Brazil, Belgium, Canada, China, Denmark, France, Germany, India, Italy, Ireland, Japan, Korea, the Netherlands, New Zealand, Singapore, Sweden, Switzerland, Taiwan, the United Kingdom and the U.S. Installation and service in other foreign countries are typically provided by our distributors or agents.
RESEARCH AND PRODUCT DEVELOPMENT
Our research and product development efforts are focused on increasing the performance of our chromatography and other products and expanding the number of chemical and biological compounds that can be analyzed efficiently with our products. Research and product development expenditures were $31.6 million, $29.0 million, and $28.9 million in fiscal 2010, 2009, and 2008, respectively. We pursue active development programs in the areas of system hardware, applications, CDS, suppressors, and resin and column technologies. There can be no assurances that our product development efforts will be successful or that the products developed will be accepted by the marketplace.
EMPLOYEES
We had approximately 1,550 employees as of June 30, 2010 and 1,400 employees as of June 30, 2009.
AVAILABLE INFORMATION
We maintain a website at www.dionex.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Our Board of Directors has adopted charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors and a Code of Business Ethics and Values applicable to all of our officers and employees. These charters and our Code of Business Ethics and Values are available on our website at http://investor.dionex.com/governance-PDFs.cfm and a printed copy of this information is available without charge by sending a written request to: Investor Relations, Dionex Corporation, 1228 Titan Way, Sunnyvale, California 94085. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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
Our business, financial condition and results of operations have been affected by the weaker global economic conditions of the last several years. These conditions resulted in reduced sales of our products in the last two quarters of fiscal 2009 and the first two quarters of fiscal 2010. In a continued economic recession or under other adverse economic conditions, our customers may be less likely to purchase our products and vendors may be more likely to fail to meet contractual terms. A further downturn in economic conditions or a slow recovery from the current recession may make it more difficult for us to maintain and continue our revenue growth and profitability performance resulting in a material adverse effect on our business.

Foreign currency fluctuations related to international operations may adversely affect our operating results.
We derived over 70% of our net sales from outside the U.S. in fiscal 2010 and expect to continue to derive the majority of net sales from outside the U.S. for the foreseeable future. Most of our sales outside the U.S. are denominated in the local currency of our customers. As a result, the U.S. dollar value of our net sales varies with currency rate fluctuations. Significant changes in the value of the U.S. dollar relative to certain foreign currencies could have a material adverse effect on our results of operations. In recent periods, our results of operations have been positively affected from the depreciation of the U.S. dollar against the Euro, the Japanese yen and several other foreign currencies, but there can be no assurance that this positive impact will continue. In the past, our results of operations have also been negatively impacted by the appreciation of the U.S. dollar against other currencies.
Economic, political and other risks associated with international sales and operations could adversely affect our results of operations.
Because we sell our products worldwide and have significant operations outside of the U.S., our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total net sales. In addition, we expect that the proportion of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities located outside the U.S. will increase. Accordingly, our future results could be harmed by a variety of factors, including:
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
If we fail to effectively transition to our new and/or upgraded accounting information and technology infrastructure systems, it may have an adverse impact on our business and results of operations.
We may experience difficulties in transitioning to new or upgraded accounting information and technology infrastructure systems, including loss of data and decreases in productivity as personnel become familiar with new, upgraded or modified systems. Our accounting information and technology infrastructure systems will require modification and refinement as we grow and as our business and customers’ needs change, which could prolong the difficulties we experience with systems transitions, and we may not always employ the most effective information systems. If we experience difficulties in implementing new or upgraded accounting information and technology infrastructure systems or experience significant system failures, or if we are unable to successfully modify our accounting information and technology infrastructure systems and respond to changes in our customers’ needs in a timely manner, it may have an adverse impact on our business and results of operations.
We continually evaluate our system of internal controls over financial reporting and may make enhancements where appropriate, which may require significant resources.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We continually evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition. Implementing changes when necessary may take a significant amount of time, money, and management resources and may require specific compliance training of our directors, officers and other personnel.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.
Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments; by tax effects of nondeductible compensation; by changes in accounting principles; or by changes in tax laws and regulations including possible U.S. or foreign changes to the taxation of earnings of our foreign subsidiaries, and the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in Financial Accounting Standards Board (FASB) Accounting Standards Codification 740, Income Taxes (“ASC 740”) (formerly referenced as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement No. 109”). ASC 740 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
Natural disasters, terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, security systems, vendors and customers, which could significantly impact our net sales, costs and expenses, and financial condition.
We have significant manufacturing and distribution facilities, particularly in the western U.S. (i.e. California) and in Germany. In particular, California has experienced a number of earthquakes, wildfires, flooding, landslides and other natural disasters in recent years. Occurrences of these types of events could damage or destroy our facilities which may result in interruptions to our business and losses that exceed our insurance coverage. Terrorist attacks have contributed to economic instability in the U.S. (such as those that occurred on September 11, 2001), and further acts of terrorism, bioterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained or incorporated in this document. Any of these events could have an adverse effect on our operating results and financial condition.
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
A high proportion of our costs are fixed due in part to our significant sales and marketing, research and product development and manufacturing costs. Declines in revenue caused by fluctuations in currency rates, worldwide demand for analytical instrumentation or other factors could disproportionately affect our quarterly operating results, which may in turn cause our stock price to decline.
A significant portion of our cash is maintained overseas.
Most of our short-term debt is in the U.S. While there is a substantial cash requirement in the U.S. to fund operations and capital expenditures, service debt obligations, finance potential acquisitions and continue authorized stock repurchases, a significant portion of our cash is maintained and generated from foreign operations. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the U.S. to address these requirements through cash from U.S. operations, efficient and timely repatriation of cash from overseas and other sources obtained at an acceptable cost.

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
We manufacture products in our facilities in Germany, the Netherlands and the U.S. Any prolonged disruption to the operations at these facilities, whether due to labor unrest, supplier issues, damage to the physical plants or equipment or other reasons, could also adversely affect our results of operations.
Our executive officers and other key employees are critical to our business, they may not remain with us in the future and finding talented replacements may be difficult.
Our operations require managerial and technical expertise. Each of our executive officers and key employees is employed “at will” and may leave our employment at any time. In addition, we operate in a variety of locations around the world where the demand for qualified personnel may be extremely high and is likely to remain so for the foreseeable future. As a result, competition for personnel can be intense and the turnover rate for qualified personnel may be high. The loss of any of our executive officers or key employees could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. An inability to hire, train and retain sufficient numbers of qualified employees would seriously affect our ability to conduct our business.
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
Our issued U.S. patents, and corresponding foreign patents, expire at various dates ranging from 2010 to 2029. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent. We have invested in significant new patent applications, and we cannot be certain that any of these applications will result in an issued patent to enhance our intellectual property rights.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES
We own nine buildings in Sunnyvale, California, providing approximately 252,000 square feet of space utilized for administration, marketing, sales, service, research and product development and manufacturing. We also own an approximate 20,000 square foot building utilized for sales, service and administration in Idstein, Germany, with approximately 77,000 square foot building for marketing, research and development, manufacturing and administration in Germering, Germany and an approximate 32,000 square foot building in Osaka, Japan for sales, service and administration. As part of the acquisition of ESA Life Sciences Tools business in fiscal 2010, we acquired an approximately 58,000 square foot building utilized for research and development and manufacturing in Chelmsford, Massachusetts.
We lease sales and service offices in Austria, Australia, Brazil, China, Denmark, France, Germany, India, Ireland, Italy, Japan, Korea, the Netherlands, Singapore, Sweden, Switzerland, Taiwan, the United Kingdom and the U.S. In addition, we lease marketing and research and product development offices in Salt Lake City, Utah. We also lease marketing and research and product development offices in Amsterdam, the Netherlands. Our facilities are well maintained, adequate to conduct our current business.

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
MARKET PRICE OF COMMON STOCK
Our common stock is traded in the over-the-counter market through the Nasdaq Global Select Market under the symbol DNEX. The following table sets forth, for the periods indicated, the high and low sales price as reported by the Nasdaq Global Select Market.

	Fiscal 2010		Fiscal 2009
Quarter	High	Low	High	Low

First	$65.91	$56.09	$74.83	$61.39
Second	$73.88	$62.97	$64.59	$43.01
Third	$76.13	$65.71	$52.62	$40.03
Fourth	$85.97	$74.46	$63.59	$47.83
As of August 27, 2010, there were 666 holders of record of our common stock as shown on the records of our transfer agent.
DIVIDENDS
As of August 27, 2010, we have paid no cash dividends on our common stock and we do not anticipate doing so in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES
During the fourth quarter of fiscal 2010, we repurchased shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. We started a series of repurchase programs in fiscal 1989, with the Board of Directors most recently authorizing in October 2008 future repurchases of 1,000,000 shares of common stock as well as authorizing the repurchase of additional shares of common stock equal to the number of common shares issued pursuant to our employee stock plans.
The following table indicates common shares repurchased and additional shares added to the program during the quarter ended June 30, 2010:

			Total
			Number of		Maximum
			Shares		Number of
			Purchased		Shares that
	Total	Avg.	as Part of	Additional	May Yet be
	Number of	Price	Publicly	Shares	Purchased
	Shares	Paid per	Announced	Authorized for	Under the
Period	Purchased	Share	Program(1)	Purchase(1)	Program(2)

April 1 - 30, 2010	—		8,290,151	3,229	1,000,740
May 1 - 31, 2010	218,216	$80.26	8,508,367	106,362	888,886
June 1 - 30, 2010	81,302	$76.01	8,589,669	10,260	817,844

Total	299,518	$79.11	8,589,669	119,851	817,844

(1)	The number of shares represents the number of shares issued pursuant to employee stock plans that are authorized for purchase.

(2)	The number of shares includes a total of 1,000,000 shares of common stock approved for repurchase in October 2008 plus that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to October 2008 minus the number of shares purchased since October 2008.

PERFORMANCE GRAPH
This section is not “soliciting material”, is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The following graph demonstrates a comparison of cumulative total returns for our Common Stock, the SIC Code Index and the Standard & Poor’s 500 Stock Index, assuming $100 invested as of June 30, 2005:
Assumes $100 invested June 30 2005 — Assumes dividend reinvested
Fiscal year ended June 30, 2010
COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
COMPANY/INDEX/MARKET	6/30/2005	6/30/2006	6/30/2007	6/30/2008	6/30/2009	6/30/2010
Dionex Corporation	100.00	125.37	162.82	152.22	139.98	170.78
Analytical Instruments (SIC)	100.00	113.14	150.44	176.81	141.62	171.54
S&P Composite	100.00	108.63	131.00	113.81	83.98	96.09

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA
Statement of operations information:

	Year Ended June 30,
	2010	2009 (1)	2008 (1)	2007 (1)	2006 (1)
	(In thousands, except per share amounts)
Net sales	$419,607	$385,048	$377,538	$327,284	$291,300
Cost of sales	139,637	128,651	126,756	109,015	99,857

Gross profit	279,970	256,397	250,782	218,269	191,443
Operating expenses:
Selling, general and administrative	160,062	143,171	142,545	123,525	113,241
Research and product development	31,586	28,979	28,943	24,737	22,392

Total operating expenses	191,648	172,150	171,488	148,262	135,633

Operating income	88,322	84,247	79,294	70,007	55,810
Interest income	342	1,300	2,212	1,435	1,874
Interest expense	(175)	(493)	(878)	(335)	(184)
Other income (expense), net	592	(1,146)	(1,433)	696	1,200

Income before taxes on income	89,081	83,908	79,195	71,803	58,700
Taxes on income	28,659	27,818	25,598	25,968	22,820

Net income	60,422	56,090	53,597	45,835	35,880
Less: Net income attributable to noncontrolling interests	1,366	635	797	513	187

Net income attributable to Dionex Corporation	$59,056	$55,455	$52,800	$45,322	$35,693

Basic earnings per share attributable to Dionex Corporation	$3.35	$3.10	$2.85	$2.37	$1.78
Diluted earnings per share attributable to Dionex Corporation	$3.28	$3.04	$2.77	$2.31	$1.74
Shares used in computing earnings per share amounts:
Basic	17,643	17,903	18,506	19,136	20,013
Diluted	17,983	18,228	19,072	19,615	20,527

(1)	Fiscal years 2006 to 2009 were retrospectively adjusted for presentation purposes in connection with a certain new accounting standard adopted related to noncontrolling interest in subsidiaries.
Balance sheet information:

	At June 30,
	2010	2009	2008	2007	2006
	(In thousands)
Working capital	$140,129	$128,223	$106,269	$93,780	$97,769
Total assets	361,988	329,984	330,430	272,188	250,402
Long-term debt	—	—	—	—	—
Dionex stockholders’ equity	248,783	222,414	196,749	185,708	185,382

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
Except for historical information contained herein, the discussion below and in the notes to our financial statements contained in this Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. Such statements are subject to certain risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things: general economic conditions, foreign currency fluctuations, the risks associated with international sales and operations, fluctuations in worldwide demand for analytical instrumentation, fluctuations in quarterly operating results, competition from other products, existing product obsolescence, new product development, including market receptiveness, the ability to manufacture products on an efficient and timely basis and at a reasonable cost and in sufficient volume, the ability to attract and retain talented employees and other risks as described in more detail under the heading “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. We undertake no obligation to update these forward-looking statements.
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
During fiscal 2010, Dionex achieved growth in certain of its end-user markets, including the life sciences, environmental, chemical/petrochemical, food and beverage and electronics markets. We saw weaker demand in our power market, which resulted in decreased sales. Our chemical/petrochemical, food, and beverage, electronics and power markets are the most sensitive of our end-markets to economic conditions. These markets showed weaker demand in the first half of the fiscal 2010 but rebounded in the last half of fiscal 2010. We were pleased to report sales growth in all three of our major geographic regions. We saw a strong rebound in sales in North America in the second half of fiscal 2010 as all of our end markets, except electronics, showed stronger demand resulting in growth for the full fiscal year. In our European regions, our life sciences customers increased spending during fiscal 2010, along with our chemical/petrochemical customers but these increases were offset by lower sales in our environmental and food and beverage markets. Our net sales in Asia Pacific region increased by 16% in fiscal 2010 driven by growth in Japan, China, India, Taiwan and Singapore. Despite the weaker economic conditions in the first six months of the fiscal year, we also achieved our key initiatives for the year. In product development, we introduced the largest number of new instruments and consumables in any year in the history of the company. We believe that these new products and related applications position us well for future growth.
Looking ahead to next year, we anticipate that foreign currency fluctuations will have a negative impact on our reported sales and earnings per share for the first quarter and the full fiscal year of approximately 2 percentage points. Looking at our regions, we anticipate that we will see good growth in North America in fiscal 2011 as the economy continues to recover. We anticipate that sales in Europe will grow but not as strongly as North America in fiscal 2011. Finally, sales in Asia/Pacific will likely grow but more in line with European rates, as we had one large sale in Japan in fiscal 2010 that will not repeat in fiscal 2011. We expect that our gross margin will remain in the 66% to 67% range in fiscal 2011 and that our operating expenses will increase less than sales.

Results of Operations
The following table summarizes our consolidated statements of income for the last three fiscal years with each line item shown as a percentage of net sales.

	Year Ended June 30
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	33.3	33.4	33.6

Gross profit	66.7	66.6	66.4
Operating expenses:
Selling, general and administrative	38.2	37.2	37.8
Research and product development	7.5	7.5	7.7

Total operating expenses	45.7	44.7	45.5

Operating income	21.0	21.9	20.9
Interest income, net	0.1	0.2	0.4
Other income (expense), net	0.1	(0.3)	(0.4)

Income before taxes	21.2	21.8	20.9
Taxes on income	6.8	7.2	6.8

Net income	14.4	14.6	14.1
Less: Net income attributable to noncontrolling interests	0.3	0.2	0.2

Net income attributable to Dionex	14.1%	14.4%	13.9%

Unless otherwise noted below, our fiscal years ending June 30, 2010, June, 30, 2009 and June 30, 2008 are referred to as “2010,” “2009,” and “2008,” respectively.
Net Sales
Net sales increased $34.6 million, or 9% in 2010 compared to 2009 due to higher demand for our products in the North America and Asia Pacific regions, partially driven by our acquisition of the ESA Life Sciences Tools business and introduction of the Ultimate 3000 RSLCnano system and ICS-5000 RFIC System towards the end of 2010. Dionex is subject to the effects of foreign currency fluctuations, which have an impact on net sales and gross profits. Foreign currency fluctuations increased net sales by 3% in 2010, decreased net sales by 3% in 2009 and increased net sales by 5% in 2008. Additionally, changes in sales or demand in any year due to price changes were insignificant.
Including the impact of foreign currency fluctuations, percentage changes in net sales were as follows:

	From 2009	From 2008
	to	to
	2010	2009
Total:	9%	2%
By geographic region:
North America	12%	-6%
Europe	1%	-3%
Asia/Pacific	16%	17%

Excluding the impact of foreign currency fluctuations, percentage changes in net sales were as follows:

	From 2009	From 2008
	to	to
	2010	2009
Total:	6%	5%
By geographic region:
North America	12%	-5%
Europe	-2%	2%
Asia/Pacific	12%	18%
Net sales outside North America accounted for 73%, 74%, and 72% of net sales in 2010, 2009, and 2008, respectively. Direct sales accounted for 94%, 95%, and 93% of net sales in 2010, 2009, and 2008, respectively. International distributors and representatives in Europe, Asia and other international markets accounted for the remaining balance of net sales. There were no significant price changes to our products during the three-year period ended June 30, 2010.
Net sales from a regional perspective
North America - Net sales in this region increased 12% in 2010 compared to 2009 primarily due to strong demand for our products in the life science, chemical/petrochemical, food and beverage and environmental markets, partially driven by the acquisition of the ESA Life Sciences Tools business that was completed in September 2009. Net sales decreased by 6% in fiscal 2009 compared to 2008 primarily due to the unfavorable economic conditions affecting the demand for our products in all our end markets, except for our food and beverage customers.
Europe - Net sales in this region increased 1% in reported dollars in 2010 compared to 2009 (excluding the impact of foreign currency, net sales decreased 2% in 2010 compared to 2009) reflecting weaker demand in our environmental and power markets, offset by increased demand for our products in the life science and chemical/petrochemical markets offset by weaker demand in our environmental and power markets. Net sales decreased 3% in reported dollars in 2009 compared to 2008 (excluding the impact of foreign currency, net sales increased 2% in 2009 compared to fiscal 2008) reflecting growth in our HPLC products offset by an unfavorable foreign currency fluctuation as result of the strengthening U.S. dollar against the Euro in 2009.
Asia Pacific - Net sales in this region increased 16% in reported dollars in 2010 compared to 2009 (excluding the impact of foreign currency, net sales in Asia Pacific increased 12% in 2010 compared to 2009) driven by higher demand for our products in the life sciences, environmental, food and beverage, and electronic markets, primarily from Japan (which includes a significant one-time order in 2010), China, India, Taiwan and Singapore. We continue to make investments in our sales and service organization in certain emerging markets in Asia, such as China and India. Net sales increased 17% in reported dollars in 2009 compared to 2008 (excluding the impact of foreign currency, net sales in Asia Pacific increased 18% in 2009 compared to 2008) partially due to continued sales force expansion in emerging markets driving higher demand for our products in the life sciences, environmental and food and beverage markets in countries such as China, India and Taiwan.
Net sales from a product line perspective
IC - Net sales of our IC products increased 7% in 2010 compared to 2009 driven by higher demand in the environmental and industrial markets for our RFIC instrumentation, consumables and services in North America and Asia/Pacific regions. Net sales increased 2% in 2009 compared to 2008 driven primarily by higher demand in the environmental and food and beverage markets for our RFIC instrumentation, consumables and services in the Asia/Pacific region.
HPLC - Net sales of HPLC products increased 16% in fiscal 2010 compared to 2009 primarily due to net sales generated from our ESA products acquired in September 2009, combined with significant new products introduced during the year, including our new RSLCnano systems. Net sales increased slightly by 1% in 2009 compared to 2008 driven primarily by increased demands in Asia/Pacific, partially offset by weaker demand in North America.
Gross Profit
Gross profit increased by approximately 9% in 2010 compared to 2009 and increased by approximately 2% in 2009 compared to 2008. Gross profit as a percentage of sales was 66.7%, 66.6% and 66.4% in 2010, 2009, and 2008, respectively. The increase in gross profit between the years was proportional to the increase in net sales in those same years. Gross profit as a percentage of net sales in 2010 compared to 2009 remained relatively consistent, while gross profit as a percentage of sales in 2009 compared to 2008 increased slightly due to a higher percentage of sales occurring internationally where there are higher gross profits in certain countries, partially offset by a strengthening U.S. dollar against certain local currencies resulting in unfavorable foreign currency fluctuations.

Selling, General and Administrative
Selling, general and administrative (SG&A) expenses as a percentage of net sales were approximately 38%, 37%, and 38% in 2010, 2009, and 2008, respectively. SG&A increased 12% to $160.1 million in 2010 compared to $143.2 million in 2009 due to headcount increases, including staff added from the ESA acquisition, and increased selling and other expenses which are attributed to the higher net sales. In addition, our Oracle IT implementation efforts in Europe added operating expenses during the year. SG&A expenses increased less than 1% to $143.2 million in 2009 compared to $142.6 million in fiscal 2008 which included $3.6 million of expenses from our continued expansion efforts in Asia/Pacific region offset by a decrease of $5.0 million due to foreign currency fluctuations. A significant portion of the increased expenses in Asia/Pacific region was attributable to increased selling costs.
Research and Product Development
Research and product development (R&D) expenses as a percentage of net sales were approximately 8% in each year for 2010, 2009, and 2008. While R&D expenses increased by 9% in 2010 compared to 2009 due to increased headcount from the ESA acquisition, R&D as a percentage of net sales in 2009 compared to 2008 was in line with the revenue contributed by the acquisition of the ESA Life Sciences Tools business.
Interest Income
Interest income was $0.3 million, $1.3 million, and $2.2 million in 2010, 2009, and 2008, respectively. The declining trend in interest income from 2008 to 2010 was primarily due to lower interest rates in the U.S. and Europe.
Interest Expense
Interest expense was $0.2 million, $0.5 million, and $0.9 million in 2010, 2009, and 2008, respectively. The declining trend in interest expense from 2008 to 2010 was primarily due to lower interest rates on short-term borrowings.
Other Income (Expense), Net
Other income (expense), net was $0.6 million, ($1.1 million), and ($1.4 million) in 2010, 2009, and 2008, respectively. The changes were primarily due to changes in foreign currency exchanges gains or losses in those years.
Taxes on Income
Our effective tax rate was 32.0%, 33.4%, and 32.6% for fiscal 2010, 2009, and 2008, respectively. Our effective tax rate is affected by the mix of taxable income among the various tax jurisdictions in which we do business. The decrease in the effective tax rate in 2010 compared to 2009 was primarily due to favorable resolutions of certain tax audits where we had previously accounted for uncertain tax positions. The increase in the effective tax rate in 2009 compared to 2008 was primarily due to higher state taxes.
Net income Attributable to Noncontrolling Interests
Net income attributing to noncontrolling interest was $1.4 million, $0.6 million and $0.8 million in 2010, 2009, and 2008, respectively. These amounts result from net income in our majority-owned subsidiaries.
Earnings per Share
Diluted earnings per share were $3.28, $3.04, and $2.77 in 2010, 2009, and 2008, respectively. The increase in diluted earnings per share in 2010 compared to 2009 and 2009 compared to 2008 was primarily due to increased sales during those years.
Liquidity and Capital Resources
Cash, cash equivalents and short-term investments combined were approximately $70.3 million as of each of June 30, 2010 and 2009. Our working capital was $140.1 million and $128.2 million as of June 30, 2010, and 2009, respectively.
Cash generated by operating activities was $67.8 million, $64.1 million, and $70.7 million in 2010, 2009, and 2008, respectively. The increase in operating cash flow in 2010 compared to 2009 was due primarily to improved operating results resulting from higher revenues, higher deferred revenue and an increase in accrued liabilities and income taxes payable, partially offset by higher prepaid expense and higher accounts receivable from an increase in day sales outstanding. The decrease in operating cash flows in 2009 compared to 2008 was due to higher inventory levels due to a new subsidiary, higher prepaid income taxes on intercompany dividends partially offset by higher operating results, lower accruals for variable compensation and lower accounts receivable due to faster payments from customers.

Cash used for investing activities was $34.0 million, $17.9 million, and $15.3 million in 2010, 2009, and 2008, respectively. The increase of cash used in 2010 compared to 2009 was primarily due to our purchase of the ESA Life Science Tools business for approximately $21.1 million in fiscal 2010 as well as our ongoing global Oracle system upgrade and its associated worldwide rollout project cost and other related capital expenditures. The increase of cash used in 2009 compared to 2008 was primarily due to our purchase of the AutoTrace product line from Caliper Life Sciences, Inc. for approximately $5 million in fiscal 2009 as well as an ongoing Oracle system upgrade and its associated worldwide rollout project cost and other related capital expenditures.
Cash used for financing activities was $29.3 million, $48.3 million and $37.9 million in 2010, 2009, and 2008, respectively. Financing activities for all three years consisted primarily of common stock repurchases, partially offset by proceeds from issuances of shares pursuant to our equity incentive plans, repayment of short-term obligations, and the tax benefits related to stock option plans in 2010. In 2010, we repurchased 775,644 shares of our common stock on the open market for $54.9 million, compared with 791,517 shares repurchased for $44.2 million in 2009 and 928,131 shares repurchased for $70.3 million in 2008.
Our available lines of credit totaled $25.7 million and $28.8 million at June 30, 2010 and 2009, respectively. The decrease in available lines of credit was due to increased borrowings outstanding during fiscal 2010. We believe our cash flow from operations, our existing cash and cash equivalents and our bank lines of credit will be adequate to meet our cash requirements for at least the next 12 months. The line of credit matures on December 31, 2010 and it is our intention to renew the line of credit. The impact of inflation on our financial position and results of operations was not significant during any of the periods presented.
CONTRACTUAL OBLIGATIONS
The following summarizes our contractual obligations as of June 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less Than	1-3	4-5	After 5
(in thousands)	Total	1 Year	Year	Years	Years

Short-Term Borrowings	$3,149	$3,149	$—	$—	$—
Purchase Obligations	527	—	527	—	—
Operating Lease Obligations	12,336	5,507	4,367	1,102	1,360

Total	$16,012	$8,656	$4,894	$1,102	$1,360

As of June 30, 2010, we had approximately $8.0 million recorded pertaining to unrecognized tax benefits. We are unable to make a reasonable estimate as to when these amounts will be paid or released due to the uncertainties related to these tax matters, therefore these amounts are excluded from the table above.
ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 in the Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Summary
The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We evaluate our estimates, including those related to product returns and allowances, inventory valuation, goodwill and other intangible assets, income taxes, warranty and installation provisions, and contingencies, on an on-going basis.
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

Revenue Recognition Policy
Net sales consist primarily of sales of products, software licenses, and services (including installation, training, other consulting services, and extended maintenance contracts on our products). Dionex recognizes revenue when persuasive evidence of an arrangement exists, the product has been delivered or service has been performed, the sales price is fixed or determinable, and collection is reasonably assured. Delivery of the product is generally considered to have occurred when shipped. Shipping charges billed to customers are included in net sales, and the related costs are included in cost of sales.
In all cases, the portion of revenue allocated to any undelivered elements is deferred until those items are delivered to the customer or the services are performed. Delivery of the product is generally considered to have occurred when shipped. Undelivered elements in our sales arrangements, which are not considered to be essential to the functionality of a product, generally include maintenance, installation services, and/or training that are delivered after the related products have been delivered. Product installation consists of system set-up, calibration and basic functionality training and generally requires one to three days depending on the product. The fair value of these product installation services is calculated by applying standard service billing rates to the estimate of the number of hours to install a specific product based on historical experience. These estimated hours for product installation have historically been accurate and consistent from product to product. The fair value of training services are based on the price charged when the element is sold separately or, if not sold separately, when the price is established by authorized management. However, to the extent these estimates were to reflect unfavorable variability, our ability to maintain objective reliable evidence of fair value for such element could be impacted, which in turn could delay the recognition of the revenue currently allocated to the delivered elements. For sales of extended maintenance contracts with a separate contract price, Dionex defers revenue equal to the separately stated price and recognize revenue on a straight-line basis over the contract period.
Sales from products are typically not subject to rights of return and, historically, actual sales returns have not been significant. Dionex sells products through its direct sales force and through distributors and resellers. Sales through distributors and resellers are recognized as revenue upon sale to the distributor or reseller as these sales are considered to be final and no right of return or price protection exists. Customer acceptance is generally limited to performance under our published product specifications. When additional customer acceptance conditions apply, all revenue related to the sale is deferred until acceptance is obtained.
In accordance with the software revenue guidance, Dionex recognizes revenue from perpetual software licenses at the inception of the license term assuming all revenue recognition criteria have been met. Dionex uses the residual method to allocate revenue to software licenses at the inception of the license term when vendor specific objective evidence (“VSOE”) of fair value for the undelivered elements exists, such as software installations, and all other revenue recognition criteria have been satisfied. If Dionex cannot objectively determine the fair value of any undelivered elements included in these multiple-element arrangements, revenue is deferred until all elements are delivered, or until fair value can be objectively determined for the remaining undelivered elements.
Product Warranty
The sales of Dionex products generally include a limited one-year warranty on product quality. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience. While Dionex believes that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products could result in actual expenses that are below those currently estimated.
Loss Provisions on Accounts Receivable and Inventory
Dionex maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Dionex assesses collectability based on a number of factors including, but not limited to, past transaction history with the customer, the credit-worthiness of the customer, independent credit reports, industry trends and the macro-economic environment. Sales returns and allowances are estimates of future product returns related to current period revenue. Material differences may result in the amount and timing of our revenue for any period.
Inventories, consisting of raw materials, work-in-process and finished goods are stated at the lower of cost (first-in, first-out) or market. Dionex plans production based on orders received and forecasted demand and assesses the valuation of its inventory on a quarterly basis. Products may be unsalable due to market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values. Based on management’s estimate, adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolete inventory.

Long-Lived Assets, Intangible Assets with Finite Lives and Goodwill
Dionex assesses for the impairment of long-lived assets, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we assess goodwill and intangible assets with indefinitely lives for impairment at least annually. Factors Dionex consider important which could trigger an impairment review include but are not limited to the following:
•	Significant underperformance relative to historical or projected future operating results;
•	Significant negative industry or economic trends; and
•	Significant changes or developments in strategic technology.
When Dionex determines that the carrying value of long-lived assets and intangible assets with finite lives may not be recoverable based upon the existence of one or more of the above or other indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Goodwill is tested for impairment by comparing the fair values of related reporting units to their carrying values. Dionex performs an impairment review for goodwill at least annually in April of each year.
Intangible assets with indefinite lives are not amortized but rather are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test, which is performed in April of each year, involves comparing the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value of the intangible asset, an impairment loss is recognized in an amount equal to that excess. No impairment charges for indefinite life intangible assets have been recorded in any period presented.
Taxes on Income
As part of the process of preparing the consolidated financial statements, Dionex estimates income taxes in each of the jurisdictions in which we operate. The determination of our tax provision is subject to judgments and estimates due to the complexity of the tax laws that we are subject to in several tax jurisdictions. This process involves our estimate of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and inventory reserves for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included with our consolidated balance sheets.
Dionex accounts for income taxes in accordance with the accounting standards for income taxes which require that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These accounting standards also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.
In first quarter of fiscal 2008, Dionex adopted a new accounting standards which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the interpretation, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. Dionex evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If Dionex later determine that the exposure is lower or that the liability is not sufficient to cover our revised expectations, Dionex will adjust the liability and effect a related change in tax provision during the period in which Dionex makes such determination.

Stock-Based Compensation
Dionex accounts for stock-based compensation costs in accordance with the accounting standards for stock-based compensation, which requires that all share-based payments to employees be recognized in the statements of operations based on their fair values. The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model using the single option approach for options granted after June 30, 2005. Dionex recognizes the expense ratably on a straight-line basis over the requisite service period. The stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. This accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If actual results differ significantly from these estimates, stock-based compensation expense and Dionex’s results of operations could be materially impacted. In addition, if Dionex employs different assumptions in the application of this accounting standard, the compensation expense that Dionex records in the future periods may differ significantly from what Dionex has recorded in the current period.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Dionex is exposed to financial market risks from fluctuations in foreign currency exchange rates, interest rates and stock prices of marketable securities. With the exception of the stock price volatility of our marketable equity securities, we manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of nonperformance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices could cause significant changes in the costs to manufacture and deliver our products and in customers’ buying practices. We have not substantially changed our risk management practices during fiscal 2010 and we do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our current risk management practices.
Foreign Currency Exchange
Revenues generated from international operations are generally denominated in foreign currencies. We entered into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. As of June 30, 2010, we had forward exchange contracts to sell foreign currencies totaling approximately $23.7 million, including approximately $17.7 million in Euros, $4.3 million in Japanese yen, $0.8 million in Australian dollars and $0.9 million in Canadian dollars. As of June 30, 2009, we had forward exchange contracts to sell foreign currencies totaling approximately $15.2 million, including approximately $9.8 million in Euros, $3.9 million in Japanese yen, $0.9 million in Australian dollars and $0.6 million in Canadian dollars. At June 30, 2010 and 2009, the aggregate unrealized gains or losses on the forward exchange contracts were not material.
Dionex uses a $10 million cross-currency swap arrangement for Japanese yen designated as a net investment hedge to hedge the exchange rate exposure of our net investment in its Japanese subsidiary. During fiscal 2010, the arrangement was extended to March 2012. Prior to January 1, 2008, this derivative instrument did not qualify for net investment hedge accounting and was deemed to be an ineffective hedge instrument because, at the inception of the hedge transaction, there was no formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. Therefore, Dionex marked to market the decrease in value of approximately $1.0 million for the six months ended December 31, 2007 and this amount was recorded in other expense, net. Starting on January 1, 2008, Dionex determined that the cross-currency swap qualified as a net investment hedge in which the effective portion of the gain or loss on the derivative instruments is reported in accumulated other comprehensive income as part of the foreign currency translation adjustment. Dionex evaluates the need to redesignate the hedging relationship on a quarterly basis. In fiscal 2010 and 2009, we marked to market $1.2 million and $1.1 million, respectively, in unrealized losses associated with the hedge, which is reported in accumulated other comprehensive income as part of the foreign currency translation adjustment.
A sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to our hedging contracts and underlying balances being hedged as of June 30, 2010 and 2009 indicated that these market movements would not have a material effect on our business, operating results or financial condition.
Foreign currency rate fluctuations can impact the U.S. dollar translation of our foreign operations in our consolidated financial statements. Currency fluctuations increased sales by 3% in fiscal 2010 and decreased sales by 3% in fiscal 2009 and increased sales by 5% in fiscal 2008.

Interest and Investment Income
Our interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances as of June 30, 2010 and 2009 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on our actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense
As of June 30, 2010, Dionex had short-term notes payable of $3.1 million. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding debt balance as of June 30, 2010, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements and the level of borrowings maintained by us.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Dionex Corporation:
We have audited the accompanying consolidated balance sheets of Dionex Corporation and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dionex Corporation and subsidiaries at June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
San Jose, California
August 27, 2010

DIONEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
AS OF JUNE 30

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$69,830	$69,684
Short-term investments	448	641
Accounts receivable (net of allowance for doubtful accounts of $543 and $560 in 2010 and 2009, respectively)	86,780	70,535
Inventories	37,458	31,274
Deferred taxes	14,036	12,171
Prepaid expenses and other current assets	18,991	21,917

Total current assets	227,543	206,222
Property, plant and equipment, net	76,062	71,927
Goodwill	35,013	29,354
Intangible assets, net	13,859	8,506
Other assets	9,511	13,975

Total assets	$361,988	$329,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under line of credit	$3,149	$64
Accounts payable	17,303	16,545
Accrued liabilities	33,980	31,222
Deferred revenues	25,203	22,559
Income taxes payable	5,247	4,581
Accrued product warranty	2,532	3,028

Total current liabilities	87,414	77,999
Deferred and other income taxes payable	16,427	24,348
Other long-term liabilities	7,272	3,707
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; 17,437,276 and 17,759,690 shares issued and outstanding in 2010 and 2009, respectively) and capital in excess of par value	207,855	186,649
Retained earnings	34,195	21,459
Accumulated other comprehensive income	6,733	14,306

Total Dionex Corporation stockholders’ equity	248,783	222,414
Noncontrolling interests	2,092	1,516

Total stockholders’ equity	250,875	223,930

Total liabilities and stockholders’ equity	$361,988	$329,984

See notes to consolidated financial statements.

DIONEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
YEAR ENDED JUNE 30

	2010	2009	2008

Net sales	$419,607	$385,048	$377,538
Cost of sales	139,637	128,651	126,756

Gross profit	279,970	256,397	250,782
Operating expenses:
Selling, general and administrative	160,062	143,171	142,545
Research and product development	31,586	28,979	28,943

Total operating expenses	191,648	172,150	171,488

Operating income	88,322	84,247	79,294
Interest income	342	1,300	2,212
Interest expense	(175)	(493)	(878)
Other income (expense), net	592	(1,146)	(1,433)

Income before taxes	89,081	83,908	79,195
Taxes on income	28,659	27,818	25,598

Net income	60,422	56,090	53,597
Less: Net income attributable to noncontrolling interests	1,366	635	797

Net income attributable to Dionex Corporation	$59,056	$55,455	$52,800

Basic earnings per share attributable to Dionex Corporation	$3.35	$3.10	$2.85

Diluted earnings per share attributable to Dionex Corporation	$3.28	$3.04	$2.77

Shares used in computing earnings per share:
Basic	17,643	17,903	18,506
Diluted	17,983	18,228	19,072
See notes to consolidated financial statements.

DIONEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except for share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling		Comprehensive
	Shares	Amount	Earnings	Income	Interest	Total	Income

Balance, June 30, 2007	18,845,802	$161,409	$13,223	$11,076	$722	$186,430

Distributions to noncontrolling interest					(179)	(179)
Net income			52,800		797	53,597	$53,597
Cumulative translation adjustments (net of tax of $6,308)				13,042		13,042	13,042
Unrealized gain on securities				4		4	4

Comprehensive income, net of tax							66,643
Comprehensive income attributable to noncontrolling interests							(797)

Comprehensive income attributable to Dionex Corporation							$65,846

Common stock issued under employee stock-based compensation plans	213,042	9,143				9,143
Repurchase of common stock	(928,131)	(8,278)	(62,019)			(70,297)
Stock-based compensation expense		5,939				5,939
Tax benefit from employee stock transactions		1,832				1,832
Adoption of uncertain tax positions accounting standards			(1,422)			(1,422)

Balance, June 30, 2008	18,130,713	$170,045	$2,582	$24,122	$1,340	$198,089

Distributions to noncontrolling interest					(459)	(459)
Net income			55,455		635	56,090	$56,090
Cumulative translation adjustments (net of tax of $3,805)				(9,815)		(9,815)	(9,815)
Unrealized loss on securities				(1)		(1)	(1)

Comprehensive income, net of tax							46,274
Comprehensive income attributable to noncontrolling interests							(635)

Comprehensive income attributable to Dionex Corporation							$45,639

Common stock issued under employee stock-based compensation plans	420,494	15,864				15,864
Repurchase of common stock	(791,517)	(7,654)	(36,578)			(44,232)
Stock-based compensation expense		6,594				6,594
Tax benefit from employee stock transactions		1,800				1,800

Balance, June 30, 2009	17,759,690	$186,649	$21,459	$14,306	$1,516	$223,930

Distributions to noncontrolling interest					(790)	(790)
Net income			59,056		1,366	60,422	$60,422
Cumulative translation adjustments (net of tax of $4,020)				(7,574)		(7,574)	(7,574)
Unrealized gain on securities				1		1	1

Comprehensive income							52,849
Comprehensive income attributable to noncontrolling interests							(1,366)

Comprehensive income attributable to Dionex Corporation							$51,483

Common stock issued under employee stock-based compensation plans	453,230	20,373				20,373
Repurchase of common stock	(775,644)	(8,575)	(46,320)			(54,895)
Stock-based compensation expense		6,783				6,783
Tax benefit from employee stock transactions		2,625				2,625

Balance, June 30, 2010	17,437,276	$207,855	$34,195	$6,733	$2,092	$250,875

See notes to consolidated financial statements.

DIONEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
YEAR ENDED JUNE 30

	2010	2009	2008
Cash flows from operating activities:
Net income	$60,422	$56,090	$53,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,092	9,491	8,767
Stock-based compensation	6,783	6,594	5,939
Allowance for bad debts	69	135	(232)
Loss on disposal of fixed assets	344	363	543
Tax benefit related to stock transactions	(2,625)	(1,800)	(1,832)
Deferred income taxes	930	1,184	(944)
Changes in assets and liabilities:
Accounts receivable	(19,835)	(38)	(1,321)
Inventories	(5,681)	(2,343)	1,688
Prepaid expenses and other assets	(58)	(7,322)	(725)
Accounts payable	1,821	432	1,506
Deferred revenue	4,215	2,079	2,398
Accrued liabilities	6,486	(1,298)	3,912
Income taxes payable	3,214	733	(2,895)
Accrued product warranty	(406)	(228)	290

Net cash provided by operating activities	67,771	64,072	70,691

Cash flows from investing activities:
Proceeds from sale of marketable securities	225	—	124
Purchase of short term investments	—	(568)	(77)
Purchase of property, plant and equipment	(13,019)	(11,379)	(13,847)
Purchase of intangible assets	(112)	—	(2,071)
Acquisition, net of cash acquired	(21,147)	(5,976)	543
Proceeds from property, plant and equipments disposed	42	—	—

Net cash used for investing activities	(34,011)	(17,923)	(15,328)

Cash flows from financing activities:
Net borrowings (payments) under line-of-credit	3,087	(21,746)	21,506
Proceeds from issuance of common stock	20,373	15,864	9,143
Repayments of capital lease obligations	—	—	(58)
Tax benefit related to stock transactions	2,625	1,800	1,832
Repurchase of common stock	(54,895)	(44,232)	(70,297)
Dividends paid	(453)	—	—

Net cash used for financing activities	(29,263)	(48,314)	(37,874)

Effect of exchange rate changes on cash	(4,351)	(3,775)	3,197

Net increase (decrease) in cash and equivalents	146	(5,940)	20,686
Cash and cash equivalents, beginning of year	69,684	75,624	54,938

Cash and cash equivalents, end of year	$69,830	$69,684	$75,624

Supplemental disclosures of cash flow information:
Income taxes paid	$20,685	$28,865	$31,162
Interest expense paid	$151	$451	$790
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	$477	$919	$1,563
Accrued purchase consideration	$—	$657	$—
Elimination of equity interest associated with step-acquisition of business	$—	$760	$—
Effect of adoption of uncertain tax positions accounting standards:
Cumulative effect on retained earnings	$—	$—	$1,422
Increase in deferred and other income taxes payable	$—	$—	$16,033
Increase in other assets	$—	$—	$11,409
Decrease in income taxes payable	$—	$—	$3,202
Capital lease obligation for equipment purchases	$—	$—	$487
See notes to consolidated financial statements.

DIONEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Summary of Significant Accounting Policies
Organization and Basis of Presentation
Dionex Corporation designs, manufactures and markets chromatography systems for chemical analysis. Our products are used in environmental analysis and by the pharmaceutical, life sciences, chemical/petrochemical, power generation, food and electronics industries in a variety of applications. The consolidated financial statements include the accounts of Dionex Corporation and all of our wholly and majority owned subsidiaries (referred to in this report as “Dionex,” “we,” “us” and “our”).
All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net sales and expenses during the reported periods. Actual results could differ materially from those estimates and assumptions.
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents are carried at market value. Dionex considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Dionex has classified short-term investments, which consist primarily of debt and equity securities as “held-to-maturity” or “available-for-sale.” Securities classified as held-to-maturity are reported at amortized cost. Available-for-sale securities are reported at fair market value, with the aggregate unrealized holding gains and losses (net of tax effect) reported as a component of accumulated other comprehensive income in stockholders’ equity. Dionex does not have any held-to-maturity securities as of June 30, 2010 and 2009.
Concentration of Credit Risk
Dionex places cash, cash equivalents and short-term investments with and in the custody of financial institutions that management believes are of high credit quality, which at times, are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the ongoing creditworthiness of these institutions. To date, Dionex has not experienced significant credit losses on these financial instruments.
Dionex sells its products primarily to large organizations in diversified industries worldwide. Credit risk is further mitigated by our credit evaluation process and the reasonably short collection terms. Dionex does not require collateral or other security to support accounts receivable and Dionex maintains allowances for potential credit losses.
Dionex is subject to certain risks and uncertainties and believes that changes in any of the following areas could have a material adverse effect on our future financial position or results of operations. Such factors include, among others: the continuation or spread of economic uncertainties; risks related to international operations, including foreign currency fluctuations; the importance of meeting customer demand for new products; competition in the analytical instrumentation market; our ability to maintain inventories; the importance of attracting and retaining key personnel; our ability to protect our proprietary information and acceptance of new products.
Inventories
Inventories, consisting of raw materials, work-in-process and finished goods are stated at the lower of cost (first-in, first-out) or market. Dionex plans production based on orders received and forecasted demand and assesses the valuation of its inventory on a quarterly basis. Products may be unsalable due to market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values. Based on management’s estimate, adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolete inventory.

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Dionex capitalizes additions and improvements and expense maintenance and repairs as incurred. Depreciation is computed using the straight-line method based on estimated useful lives, ranging from 3 to 30 years. Leasehold improvements are amortized over the lesser of the useful life or the remaining term of the lease.
Capitalized Software
Dionex capitalizes certain internal and external costs incurred to acquire or create internal use software. Capitalized software is included in property, plant, and equipment and is depreciated using the straight-line method over the estimated useful life of the software, generally 3 to 5 years.
Goodwill and Intangible Assets
Dionex tests goodwill for impairment on an annual basis in April or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves comparing the aggregate fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit as a whole. Goodwill is considered impaired, and an impairment charge is recorded, if the excess of the fair value of the reporting unit over the fair value of the net assets is less than the carrying value of goodwill. Dionex found no impairment as a result of our fiscal 2010, 2009, and 2008 annual impairment reviews, as the fair value of our operating segments were in excess of its carrying value.
Intangible assets with finite lives include purchased technology, patents, trademarks and other intellectual properties. Intangible assets with finite lives are recorded at their fair market values as of the date of acquisition and amortized over their estimated useful lives of up to ten years.
Valuation of Long-lived Assets
The carrying value of our long-lived assets is reviewed for impairment whenever events or changes in circumstances indicated that an asset may not be recoverable. Dionex looks at current and future profitability, as well as current and future undiscounted cash flows, as primary indicators of recoverability. If impairment is determined to exist, any related impairment loss is calculated based on the amount by which the carrying value of the asset exceeds the fair value of the asset with fair value determined on a discounted cash flow basis.
Intangible assets with indefinite lives are not amortized but rather are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test, which is performed in April of each year, involves comparing the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value of the intangible asset, an impairment loss is recognized in an amount equal to that excess. No impairment charges for indefinite life intangible assets have been recorded in any period presented.
Revenue Recognition
Net sales consist primarily of sales of products, software licenses, and services (including installation, training, other consulting services, and extended maintenance contracts on our products). Dionex recognizes revenue when persuasive evidence of an arrangement exists, the product has been delivered or service has been performed, the sales price is fixed or determinable, and collection is reasonably assured. Delivery of the product is generally considered to have occurred when shipped. Shipping charges billed to customers are included in net sales, and the related costs are included in cost of sales.
In all cases, the portion of revenue allocated to any undelivered elements is deferred until those items are delivered to the customer or the services are performed. Delivery of the product is generally considered to have occurred when shipped. Undelivered elements in our sales arrangements, which are not considered to be essential to the functionality of a product, generally include maintenance, installation services, and/or training that are delivered after the related products have been delivered. Product installation consists of system set-up, calibration and basic functionality training and generally requires one to three days depending on the product. The fair value of these product installation services is calculated by applying standard service billing rates to the estimate of the number of hours to install a specific product based on historical experience. These estimated hours for product installation have historically been accurate and consistent from product to product. The fair value of training services are based on the price charged when the element is sold separately or, if not sold separately, when the price is established by authorized management. However, to the extent these estimates were to reflect unfavorable variability, our ability to maintain objective reliable evidence of fair value for such element could be impacted, which in turn could delay the recognition of the revenue currently allocated to the delivered elements. For sales of extended maintenance contracts with a separate contract price, Dionex defers revenue equal to the separately stated price and recognize revenue on a straight-line basis over the contract period.

Sales from products are typically not subject to rights of return and, historically, actual sales returns have not been significant. Dionex sells products through its direct sales force and through distributors and resellers. Sales through distributors and resellers are recognized as revenue upon sale to the distributor or reseller as these sales are considered to be final and no right of return or price protection exists. Customer acceptance is generally limited to performance under our published product specifications. When additional customer acceptance conditions apply, all revenue related to the sale is deferred until acceptance is obtained.
In accordance with the software revenue guidance, Dionex recognizes revenue from perpetual software licenses at the inception of the license term assuming all revenue recognition criteria have been met. Dionex uses the residual method to allocate revenue to software licenses at the inception of the license term when vendor specific objective evidence (“VSOE”) of fair value for the undelivered elements exists, such as software installations, and all other revenue recognition criteria have been satisfied. If Dionex cannot objectively determine the fair value of any undelivered elements included in these multiple-element arrangements, revenue is deferred until all elements are delivered, or until fair value can be objectively determined for the remaining undelivered elements.
Product Warranty
The sales of Dionex products generally include a limited one-year warranty on product quality. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience. While Dionex believes that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products could result in actual expenses that are below those currently estimated.
Advertising
All advertising costs are expensed as incurred and are included in selling, general and administrative in the consolidated statements of income. Advertising expenses were $5.6 million, $4.4 million, and $5.2 million for fiscal 2010, 2009, and 2008, respectively.
Stock-based Compensation Plans
All share-based payments to employees are recognized as expense in the statements of income based on their fair values. The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model using the single option approach for options granted after June 30, 2005. Dionex recognizes the expense ratably on a straight-line basis over the requisite service period. The stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest; therefore, the amount of expense has been reduced for estimated forfeitures. This accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If actual results differ significantly from these estimates, stock-based compensation expense and Dionex’s results of operations could be materially impacted. In addition, if Dionex employs different assumptions in the application of this accounting standard, the compensation expense that Dionex records in the future periods may differ significantly from what Dionex has recorded in the current period.
Common Stock Repurchases
Dionex has an ongoing authorization, amended in October 2008, from Dionex’s Board of Directors to repurchase shares of our common stock in the open market or in private transactions. For each share repurchased, Dionex reduces the common stock account by the average value per share reflected in the account prior to the repurchase with the excess allocated to retained earnings. Dionex currently retires all shares upon repurchase.
In fiscal 2010, Dionex repurchased 775,644 shares of our common stock on the open market for $54.9 million (an average of $70.77 per share), compared with 791,517 shares repurchased for $44.2 million (an average of $55.88 per share) in 2009 and 928,131 shares repurchased for $70.3 million (an average of $75.74 per share) in fiscal 2008.
Translation of Foreign Currency
Foreign subsidiaries designate the local currency as their functional currency. Translation adjustments for their assets and liabilities into U.S. dollars at the balance sheet dates and the results of their operations using average rates for the year are included as a component of accumulated other comprehensive income.

Derivative Securities
Starting in fiscal 2010, Dionex adopted certain recently issued accounting standards related to derivative instruments and hedging. The adoption requires additional disclosures about the objectives and strategies for using derivative instruments, the accounting for the derivative instruments and related hedged items and the effect of derivative instruments and related hedged items on the consolidated financial statements, as well as the level of derivative activity Dionex engages in. The adoption had no impact on Dionex’s consolidated financial statements. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheets at fair value as either assets or liabilities. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge or net investment hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings.
Dionex operates on a global basis and is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of its risk management strategy, Dionex uses derivative instruments to manage exposures to foreign currency. The objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair value of assets and liabilities. Dionex does not have any leveraged derivatives nor use derivative contracts for speculative purposes. Currently, Dionex designates its derivatives as hedges of the foreign currency exposure of a net investment in a foreign operation (‘‘net investment hedges’’). Dionex considers the impact of its counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute under the contracts. Dionex also assesses and documents, both at the hedges’ inception and on a quarterly basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items. For derivatives not designated as hedging instruments, Dionex categorizes those economic hedges as other derivatives.
Net Investment Hedge
Dionex uses a $10 million cross-currency swap arrangement for Japanese yen designated as a net investment hedge to hedge the exchange rate exposure of our net investment in our Japanese subsidiary. During fiscal 2010, the arrangement was extended to March 2012. Prior to January 1, 2008, this derivative instrument did not qualify for net investment hedge accounting and was deemed to be an ineffective hedge instrument because, at the inception of the hedge transaction, there was no formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge. Therefore, Dionex marked to market the decrease in value of approximately $1.0 million for the six months ended December 31, 2007 and this amount was recorded in other expense, net. Starting on January 1, 2008, Dionex determined that the cross-currency swap qualified as a net investment hedge in which the effective portion of the gain or loss on the derivative instruments is reported in accumulated other comprehensive income as part of the foreign currency translation adjustment. Dionex evaluates the need to redesignate the hedging relationship on a quarterly basis.
Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of foreign exchange forward contracts with high quality financial institutions to manage our exposure to the impact of fluctuations in foreign currency exchange rates on our intercompany receivables balances. Principal hedged currencies include the Euro, Japanese yen, Australian dollar and Canadian dollar. The periods of these forward contracts is approximately 30 days and have varying notional amounts that are intended to be consistent with changes in the underlying exposures and require Dionex to exchange foreign currencies for U.S. dollars at maturity.
Total gross notional amounts for outstanding derivatives were as follows as of June 30:

(in thousands)	2010	2009
Currency forwards:
Euro	$17,659	$9,785
Japanese yen	4,282	3,938
Australian dollar	791	857
Canadian dollar	853	635
Currency swaps	10,000	10,000

Total	$33,585	$25,215

The following table shows derivative instruments measured at gross fair value and balance sheet location on the consolidated balance sheet as of June 30, 2010:

	Accrued	Other Long-
(In thousands)	Liabilities	Term Liabilities

Derivatives designated as hedging instruments
Currency swaps	$—	$3,390

Derivatives not designated as hedging instruments
Currency forwards	$290	$—
The following table shows the effect of derivative instruments designated as hedging instruments and not designated as hedging instruments in the consolidated statements of operations in fiscal years ended June 30:

(In thousands)	2010	2009

Derivatives designated as hedging instruments
Net investment hedges
Unrealized gain/ (loss) recognized in other comprehensive income on derivatives	$(1,165)	$(1,126)
Realized gain/ (loss) reclassified from other comprehensive income into income	$—	$—

Derivatives not designated as hedging instruments
Currency forwards
Gain included other income/(expense), net	$878	$396
Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under Generally Accepted Accounting Principles (“GAAP”) are recorded as an element of stockholders’ equity but are excluded from net income. Dionex’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on available-for-sale securities, and net deferred gains and losses on certain derivative instruments accounted for as net investment hedges.
Recently Adopted Accounting Pronouncements
In June 2009, a new accounting standard was issued that establishes the hierarchy of GAAP that are to be used as the source of authoritative accounting principles recognized by the Financial Accounting Standards Board (“FASB”) for non-governmental entities in preparation of financial statements in conformity with GAAP in the United States. This standard was effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material effect on our consolidated financial statements.
In February 2010, the FASB issued a new accounting standard to remove the requirement of disclosing the date through which subsequent events have been evaluated in order to remedy potential conflicts with other requirements. However, in accordance with this new accounting standard and existing SEC rules, subsequent events are still required to be evaluated through the date the financial statements are issued.
In April 2009, the FASB issued three accounting standards that were intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. The provisions included in these standards were intended to (i) clarify the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured, (ii) establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income and (iii) require fair value disclosures in interim periods for all financial instruments. Dionex adopted these accounting standards in the first quarter of fiscal 2010 and it did not have a material impact on our consolidated financial position and results of operations but did expand our associated disclosures.

In December 2007, the FASB issued a new accounting standard related to noncontrolling interests. The new standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The new standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Dionex adopted this new accounting standard in the first quarter of fiscal 2010, which impacted certain captions previously used on the Consolidated Statements of Income, largely identifying net income including noncontrolling interests and net income attributable to Dionex. Certain captions on the Consolidated Balance Sheets and Consolidated Statements of Cash flows have also changed.
In December 2007, the FASB issued a new accounting standard related to noncontrolling interests in subsidiaries to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the new guidance requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The new guidance also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This accounting standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Effective July 1, 2009, we adopted the accounting standard related to noncontrolling interests in subsidiaries. In addition, the presentation and disclosure requirements of the ASU have been applied retrospectively to our consolidated balance sheet as of June 30, 2009, and our consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended June 30, 2009 and 2008.
In December 2007, the FASB issued a new accounting standard related to business combinations. The new standard expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite lived intangible asset; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The new standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued a new standard that clarified the accounting for pre-acquisition contingencies. Dionex adopted these new business combination standards in the first quarter of fiscal 2010.
In April 2008, the FASB issued a new accounting standard that amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset. This standard was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset and other U.S. GAAP. Dionex adopted this accounting standard in the first quarter of fiscal 2010 and it did not have a material impact on our consolidated financial statements.
In March 2008, the FASB issued a new accounting standard related to disclosures about derivative instruments and hedging activities. This standard enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. Dionex adopted this standard in the first quarter of fiscal 2010 and it did not have a material impact on our consolidated financial position and results of operations but did expand our disclosures about derivative instruments and hedging activities.
In October 2009, the FASB issued two new accounting standards for revenue recognition with multiple deliverable revenue arrangement to provide for (i) updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (ii) require a vendor to allocate revenue in an arrangement as determined by vendor specific objective evidence of selling price (VSOE), if it exists, otherwise third-party evidence of selling price. If neither exists for a deliverable, the a vendor shall use its best estimate of the selling price for that deliverable; (iii) require a vendor to allocate revenue using the relative selling price method; and (iv) require expanded qualitative and quantitative disclosures. In October 2009, the FASB also issued a new accounting standard for certain revenue arrangements that include software elements. This standard requires that tangible products that contain software components and non-software components that function together to deliver the tangible products essential functionality to be outside of the scope of the software revenue guidance. Both accounting standards are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. These new standards are required to be adopted in the first quarter of fiscal 2011. Dionex does not expect these new standards to have a material impact our consolidated financial statements.

In January 2010, the FASB issued a new accounting standard to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective in the first quarter of fiscal 2011. Other than requiring additional disclosures, adoption of this new standard is not expected to have a material impact on our financial statements.
Note 2: Earnings Per Share
Dionex calculates basic earnings per share using net income and the weighted average number of common shares outstanding during the reporting period. The diluted earnings per share calculation includes any dilutive effect of the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.
The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations was as follows:

	Year Ended June 30
(in thousands, except per share amounts)	2010	2009	2008
Numerator:
Net income attributable to Dionex	$59,056	$55,455	$52,800

Denominator:
Shares used to compute net income per common share — basic	17,643	17,903	18,506
Effect of dilutive stock awards	340	325	566

Shares used to compute net income per common share — diluted	17,983	18,228	19,072

Basic earnings per share attributable to Dionex	$3.35	$3.10	$2.85

Diluted earnings per share attributable to Dionex	$3.28	$3.04	$2.77

Antidilutive common equivalent shares related to stock options excluded from the calculation of diluted shares	416	627	349
Note 3: Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, assets and liabilities are measured at fair value on a recurring basis as of June 30, 2010 and 2009. Dionex applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•	Level 1 input utilize observable data such as quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•	Level 2 inputs utilize data points other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.
•	Level 3 inputs utilize unobservable data points for the asset of liability in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table summarizes our assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of June 30, 2010
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Money market (1)	$73	$73	$—	$—
Marketable securities (2)	7	7	—	—
Equity indexed derivatives (2)	441	—	441	—

Total	$521	$80	$441	$—

Liabilities:
Foreign currency contracts (3)	$3,680	$—	$3,680	$—

		Fair Value Measurements as of June 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Money market (1)	$2,998	$2,998	$—	$—
Marketable securities (2)	8	8	—	—
Equity indexed derivatives (2)	633	—	633	—

Total	$3,639	$3,006	$633	$—

Liabilities:
Foreign currency contracts (3)	$2,225	$—	$2,225	$—

(1)	Included in “cash and cash equivalents” in the consolidated balance sheet as of June 30, 2010 and 2009

(2)	Included in “short-term investments” in the consolidated balance sheet as of June 30, 2010 and 2009

(3)	Included in “other long-term liabilities” and/or “other accrued liabilities” in the consolidated balance sheets as of June 30, 2010 and 2009
Money market funds and available-for-sale investments are generally valued using quoted market prices and therefore are classified within level 1 of the fair value hierarchy. Derivative financial instruments are classified within level 2, as there is not an active market for each contract, but the inputs used to calculate the value of the instruments are tied to active markets. Investments designated as available-for-sale and certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in stockholders’ equity. Realized gains and losses from the sale of these instruments (if any) are recorded in earnings.
Note 4: Short-Term Investments
Short-term investments are recorded at their fair value. The difference between the fair value and amortized cost of short-term investments classified as available-for-sale (“AFS”) securities is recorded in other comprehensive income, net of deferred taxes. Dionex does not hold any auction-rate securities. As of June 30, 2010 and 2009, short-term investments included an equity indexed derivative totaling $441,000 and $633,000, respectively.
The aggregate market value, cost basis, and gross unrealized gains and losses of short-term investments classified as AFS securities were as follows:

		Gross Unrealized
(in thousands)	Cost	Gain / (Loss)	Fair Value

June 30, 2010, Marketable securities	$8	$(1)	$7
June 30, 2009, Marketable securities	$8	$—	$8
Investments with maturities greater than three months, but less than one year are classified as short-term investments.

Note 5: Balance Sheet Details
Balance sheet details were as follows as of June 30:

(in thousands)	2010	2009
Inventories:
Finished goods	$23,788	$19,070
Work in process	1,781	1,119
Raw materials and subassemblies	11,889	11,085

Total inventories	$37,458	$31,274

(in thousands)	2010	2009
Property, plant and equipment, net:
Land	$25,098	$24,533
Buildings and improvements	48,396	47,060
Machinery, equipment and tooling	50,411	40,960
Furniture and fixtures	12,194	10,884
Construction-in-progress	13	2,408

Total property, plant and equipment, gross	136,112	125,845
Less: accumulated depreciation	(60,050)	(53,918)

Total property, plant and equipment, net	$76,062	$71,927

Depreciation expense was $9.8 million, $8.5 million and $7.6 million in fiscal 2010, 2009, and 2008, respectively.

(in thousands)	2010	2009
Accrued liabilities:
Accrued payroll and related expenses	$22,851	$18,267
Other accrued liabilities	11,129	12,955

Total accrued liabilities	$33,980	$31,222

Note 6: Acquisitions
Dionex adopted the newly issued accounting standard for business combinations in the first quarter of fiscal 2010. This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product or write it off if the project is abandoned or impaired. This accounting standard is applicable to acquisitions completed by Dionex in the first quarter of fiscal 2010. Previous standards generally required post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions to be recorded as an increase or decrease to goodwill. This new accounting standard does not permit this accounting and generally requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether the business combination was accounted for under previous standards or under the newly issued accounting standard, will be recognized in current period income tax expense, if such changes are made after the initial purchase accounting allocation period (not to exceed one year).
In September 2009, Dionex acquired certain assets and liabilities from the Life Sciences Tools and Laboratory Services business divisions of ESA Biosciences, Inc. This acquisition qualified as a business combination under the accounting standards and was integrated into our Life Sciences Business Unit (“LSBU”) operating segment increasing our portfolio of High Performance Liquid Chromatography (“HPLC”) solutions and expanding our presence in the life sciences market. Purchase price paid was $21.1 million in cash, plus the assumption of certain liabilities of $486,000. Acquisition related costs charged to selling, general and administrative were approximately $350,000. Dionex recorded $7.0 million to goodwill (deductible for tax purposes) and $7.3 million to identifiable intangible assets. In fiscal 2010, ESA products resulted in net sales of approximately $12.8 million and the impact on our earnings for the fiscal year was not material to our consolidated financial statement.
In November 2008, Dionex acquired certain assets and liabilities from Caliper Life Sciences, Inc.’s sample preparation line of products (collectively known as “AutoTrace”) to complement our analytical solutions in both Chemical Analysis Business Unit (“CABU”) and LSBU operating segments. This acquisition qualified as a business combination and included the AutoTrace developed technology, trade name, inventories, non-competition covenant, customer list, and its related existing servicing obligations as of the purchase date. Purchase price paid was approximately $5.0 million in cash, plus the assumption of certain liabilities of $65,000 and acquisition related costs of $23,000. Dionex recorded $2.4 million to goodwill (deductible for tax purposes) and $2.7 million to identifiable intangible assets.

In July 2008, Dionex acquired a 100% ownership interest in a Swedish company, in which Dionex previously held a 30% equity interest with a carrying amount of $760,000 at June 30, 2008, using a combination of cash and earn-out payment arrangements. The total purchase consideration for the incremental 70% ownership interest was approximately $1.5 million, excluding contingent earn-out payments based on a percentage of net income in 2009 through 2011. This acquisition allowed Dionex to take control of this Swedish distributor for the purpose of further expanding the business and operations. Approximately $952,000 of the purchase price consideration was paid during fiscal 2009, with the remaining $527,000 payable on July 1, 2011 and included within other long-term liabilities as of June 30, 2010. As a result of this acquisition, the $760,000 equity interest previously included within other assets was eliminated, and Dionex recorded $1.5 million to goodwill (deductible for tax purposes) and $830,000 to identifiable intangible assets.
Results of operations for the acquisitions have been included in our consolidated financial statements subsequent to the date of acquisition, and have not been presented on a pro forma basis as the revenue and income from operations are not material to our consolidated results. Pro forma results of operations in accordance with authoritative guidance for prior periods have not been presented because the effect of the acquisition was not material to our prior period consolidated financial results.
Note 7: Goodwill and Intangible Assets
Changes in the carrying amount of goodwill were as follows for the fiscal years ended June 30:

(in thousands)	2010	2009

Balance, beginning of the fiscal year	$29,354	$26,670
Additions due to business combinations	7,032	3,974
Foreign currency translation impact	(1,373)	(1,290)

Balance, end of the fiscal year	$35,013	$29,354

After completing our annual impairment reviews in April of fiscal 2010, 2009, and 2008, we concluded that goodwill was not impaired in any year.
Intangible assets (net of accumulated amortization) were as follows as of June 30:

	2010			2009
	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Patents and trademarks	$8,788	$(2,580)	$6,208	$7,088	$(1,978)	$5,110
Developed technology	14,893	(10,456)	4,437	11,504	(10,327)	1,177
Customer relationships	5,119	(1,905)	3,214	3,391	(1,172)	2,219

Total	$28,800	$(14,941)	$13,859	$21,983	$(13,477)	$8,506

As a result of the acquisition from ESA Bioscience Inc. in fiscal 2010, Dionex recorded trade name of $1.7 million, which is not subject to amortization and is included in Patent and trademarks; developed technology of $4.0 million with a weighted average life of 7 years; and other intangible assets of $1.6 million with a weighted average life of 6.5 years. As a result of the AutoTrace acquisition in fiscal 2009, Dionex recorded the trade name of approximately $1.1 million, which is not subject to amortization and is included in Patent and trademarks; developed technology of $1.3 million with a weighted average life of 7 years; and other intangible assets of $230,000 with a weighted average life of 6.1 years.
Amortization expense related to all finite intangible assets was $2.1 million, $1.2 million and $1.1 million for fiscal 2010, 2009, and 2008, respectively. Estimated future amortization expense related to finite lived intangible assets as of June 30, 2010 is as follows:

Remaining
Amortization
(in thousands)	Expense
Year Ending June 30,
2011	$2,746
2012	2,431
2013	1,787
2014	1,323
2015 and thereafter	2,634

Total	$10,921

Note 8: Financing Arrangements
Dionex has unsecured lines of credit with various domestic and foreign banks, which have been used primarily to minimize our exposure to foreign currency fluctuations and to fund share repurchases. Our lines of credit totaled $25.7 million and $28.8 million as of June 30, 2010 and 2009, respectively. Borrowings in each country bear interest at local reference rates, which ranged from 1.9% to 9.8% at June 30, 2010. There was $3.1 million and $64,000 outstanding under these lines as of June 30, 2010 and 2009, respectively. Such line of credit agreement impose certain financial restrictions relating to cash dividends, working capital and tangible net worth and expires December 31, 2011. Dionex was in compliance with these covenants as of June 30, 2010 and 2009.
One of our foreign subsidiaries discounts trade notes receivable with banks. Total notes receivable discounted was approximately $8.2 million and $12.2 million in fiscal 2010 and 2009, respectively. The uncollected balances of notes receivable due to the discounting banks as of June 30, 2010 and 2009 were approximately $2.3 million and $3.1 million, respectively. Dionex has a contingent liability to repurchase these notes under certain conditions. Dionex has determined that the carrying amount of the contingent liability under this guarantee was insignificant as of June 30, 2010 and 2009 based on its past experience of discounting trade notes receivable.
Note 9: Warranty
Dionex accrues estimated product warranty costs at the time of sale, which are included in cost of sales in the consolidated statements of operations. While Dionex engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The amount of the accrued warranty liability is based on historical information, such as past experience, product failure rates, number of units repaired and estimated costs of material and labor. The liability is reviewed for reasonableness at least quarterly.
The changes in the warranty provision were as follows for the fiscal years ended June 30:

(in thousands)	2010	2009	2008

Balance, beginning of the fiscal year	$3,028	$3,444	$2,875
Additions	3,655	4,907	5,954
Charged (credits) to other accounts (1)	(137)	(249)	296
Settlements	(4,014)	(5,074)	(5,681)

Balance, end of the fiscal year	$2,532	$3,028	$3,444

(1)	Effects of exchange rate changes.
Note 10: Stock-Based Compensation
Dionex’s Board of Directors authorized the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan was last Amended and Restated in fiscal 2008. Shares reserved for future issuance under the 2004 Plan may be used for grants of stock options (“options”), restricted stock units (“RSU”), and other types of awards. Participation in the 2004 Plan is limited to consultants and employees, including officers and directors. Options granted under the 2004 Plan are either incentive or nonqualified stock options and generally become exercisable in increments over a period of four years from the date of grant and expire generally ten years from the grant date. RSU generally vest over a four-year period for directors and non-officer employees and a five-year period for officers. The delivery of the shares for non-officer employees occurs on the vesting date of the RSU. The delivery of shares for directors and officers occurs on the earlier of: (i) five years from grant date of the RSU, or (ii) termination of service.
The Board of Directors authorizes the granting of options, RSU and other type of awards, and determines the employees and consultants to whom options, RSU, or other stock awards are to be granted, the number of shares, term, vesting schedule and other terms and conditions of the options, RSU or other stock awards. The exercise prices of the options shall not be less than the fair market value of common stock on the date of grant. RSUs granted under the 2004 Plan generally do not require a cash payment from a participant to whom an award is made. The fair value of RSUs granted during the three year ended June 30, 2010, was determined based on the number of RSUs granted and the quoted price of Dionex’s common stock on the date of grant.
Additionally, Dionex sponsors the Employee Stock Purchase Plan (the “ESPP”) in which eligible employees may contribute up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to certain annual limitations. Dionex recognizes expense based on a 15% discount of the fair market value for those purchases.

The consolidated statements of operations for fiscal 2010, 2009, and 2008 included the following stock-based compensation expense related to options, RSUs, and ESPP:

(in thousands)	2010	2009	2008

Cost of sales	$823	$794	$602
Selling, general and administrative expenses	4,509	4,097	3,847
Research and product development expenses	1,451	1,703	1,490
Tax benefit	(2,171)	(2,065)	(1,919)

Total	$4,612	$4,529	$4,020

Restricted Stock Units
The following table summarizes RSU activity under the 2004 Plan for the fiscal years ended June 30:

	2010		2009		2008
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares(1)	Fair Value	Shares	Fair Value
RSUs outstanding, beginning of fiscal year	50,000	$62.56	5,000	$87.03	—	$—
Granted	48,876	66.04	45,000	59.84	5,000	87.03
Released	(7,600)	60.84	—	—	—	—
Canceled	(3,500)	73.45	—	—	—	—

RSUs outstanding, end of fiscal year	87,776	$64.21	50,000	$62.56	5,000	$87.03

(1)	Total RSU granted previously reported excluded 25,000 RSU granted to our Chief Executive Officer in fiscal 2009. Such amounts have been added to the table above.
The aggregate fair value of Dionex common stock on the date that the RSUs released was $0.6 million in fiscal 2010 (no RSUs were released in fiscal 2009 and 2008). As of June 30, 2010, there was $4.0 million in unrecognized compensation costs related to RSU granted under the 2004 Plan. These costs are expected to be recognized over a weighted average period of 3.6 years.
Stock Options
The following table summarizes option activity under the 2004 Plan for fiscal years ended June 30:

	2010		2009		2008
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, beginning of fiscal year	1,699,640	$53.02	1,792,708	$47.20	1,694,471	$41.91
Granted	236,765	66.36	304,250	67.10	347,750	72.81
Exercised	(406,753)	44.53	(376,577)	36.35	(180,073)	40.41
Canceled	(55,025)	65.26	(20,741)	59.35	(69,440)	63.77

Options outstanding, end of fiscal year	1,474,627	$57.05	1,699,640	$53.02	1,792,708	$47.20

Weighted average fair value of options granted during the year		$21.90		$20.77		$23.88
The aggregate intrinsic value of outstanding stock options as of June 30, 2010 was $25.8 million. The total intrinsic value of options exercised were $11.5 million, $7.3 million, and $6.9 million in fiscal 2010, 2009, and 2008 respectively. As of June 30, 2010, there was $9.2 million of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 2.6 years.
The following table summarizes options outstanding that have vested or expected to vest and exercisable as of June 30, 2010:

		Wtd. Avg.	Wtd. Avg.	Aggregate
	Number of	Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Term	Price
			(in years)	(in millions)
Vested or expected to vest	1,447,939	$56.89	6.29	$25.5
Exercisable	950,192	$51.78	5.12	$21.6
Exercise and pre-vesting forfeiture assumptions based on analysis of historical data.

Options outstanding and exercisable was as follows as of June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted		Weighted Avg.	Weighted
		Remaining	Avg.		Remaining	Avg.
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life (Yrs)	Price	Exercisable	Life (Yrs)	Price

$23.98 – 39.47	248,503	2.22	$32.84	248,503		$32.84
46.47 – 49.93	246,594	4.81	47.90	242,844		47.92
53.38 – 54.86	303,686	6.92	53.62	211,022		53.55
54.87 – 70.01	237,991	9.25	65.99	7,591		70.10
70.32 – 72.56	247,933	7.08	72.42	166,983		72.41
74.27 – 87.03	189,920	8.19	74.82	73,249		74.71

$23.98 – 87.03	1,474,627	6.34	$57.05	950.192	5.12	$51.78

As of June 30, 2010, 658,638 shares were available for future grants under the 2004 Plan.
The following assumptions were used to determine the fair value of the stock options using the Black-Scholes-Merton options pricing model for the fiscal years ended June 30:

	2010	2009	2008
Volatility	33 – 34%	29 – 35%	28 – 29%
Risk-free interest rate	2.4 – 2.6%	1.9 – 3.3%	2.9 – 4.6%
Expected life (in years)	4.6	4.7	4.7
Expected dividend	$0.00	$0.00	$0.00
Employee Stock Purchase Plan
The following table summarizes ESPP share activity under the 2004 Plan for the fiscal years ended June 30:

	2010	2009	2008

Number of shares issued during the year	45,677	43,917	32,969
Weighted average purchase price per share	$49.43	$49.57	$56.59
Weighted average fair value per award	$15.50	$8.75	$12.48
As of June 30, 2010, 545,656 shares were reserved for future issuances under the ESPP.
The following assumptions were used to determine the fair value of ESPP shares for the fiscal years ended June 30:

	2010	2009	2008

Volatility	20 – 36%	24 – 56%	21 – 31%
Risk-free interest rate	0.2 – 0.3%	0.5 – 2.0%	2.1 – 4.8%
Expected life (in years)	0.50	0.50	0.50
Expected dividend	$0.00	$0.00	$0.00
Determining Fair Value for Options and ESPP
•	Valuation and amortization method – Dionex estimates the fair value of stock options granted using the Black-Scholes-Merton option – pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
•	Expected Term – The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards.
•	Expected Volatility – Our computation of expected volatility for fiscal 2010, 2009, and 2008 is based on a combination of historical and market-based implied volatility.
•	Risk-Free Interest Rate – The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
•	Expected Dividend – The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

Note 11: Employee 401(k) Plan
Dionex has a 401(k) tax deferred savings plan covering most U.S. employees. Participants may contribute up to 10% of their compensation and Dionex will make matching contributions limited to 5% of each participant’s compensation. Matching contributions vest in 25% increments each year. Matching contributions made were $1.9 million, $1.8 million, and $1.6 million in fiscal 2010, 2009, and 2008, respectively.
Note 12: Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. Dionex’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on available-for-sale securities, and net deferred gains and losses on certain derivative instruments accounted for as net investment hedges.
The components of accumulated other comprehensive income (net of taxes), were as follows as of June 30:

(in thousands)	2010	2009	2008

Cumulative foreign currency translation, net of tax	$6,733	$14,307	$24,118
Accumulated unrealized gain (loss) on available-for-sale securities, net of tax	—	(1)	4

Total accumulated other comprehensive income	$6,733	$14,306	$24,122

The components of other comprehensive income and related tax effects were as follows for the fiscal years ended June 30:

(in thousands)	2010	2009	2008

Foreign currency translation, net of tax	$(7,574)	$(9,815)	$13,042
Changes in unrealized holding gain (loss) on AFS securities, net	1	(1)	4

Total other comprehensive income (loss)	$(7,573)	$(9,816)	$13,046

Foreign currency translation includes unrealized losses on fair value of net investment hedges of $1.2 million, $1.1 million, and $0.6 million for the years ended June 30, 2010, 2009, and 2008, respectively. The aggregated tax effect related to the changes in fair value of net investment hedges and foreign currency translation were $4.0 million, $3.8 million, and $6.3 million for 2010, 2009, and 2008, respectively. The tax effect related to the changes in unrealized gain/loss on available-for-sale securities were not significant for periods presented.
Note 13: Taxes on Income
The provision for taxes on income was as follows for the fiscal years ended June 30:

(in thousands)	2010	2009	2008
Current:
Federal	$13,338	$15,420	$17,433
State	1,137	1,755	(1,481)
Foreign	12,367	9,128	10,197

Total current	26,842	26,303	26,149

Deferred:
Federal	925	2,734	105
State	(800)	(560)	122
Foreign	805	(990)	(1,171)

Total deferred	930	1,184	(944)

Total taxes on income attributable to Dionex	27,772	27,487	25,205
Total taxes on income attributable to noncontrolling interest	887	331	393

Total taxes on income	$28,659	$27,818	$25,598

The domestic and foreign components of income were as follows for the fiscal years ended June 30:

(in thousands)	2010	2009	2008

Domestic	$59,188	$58,226	$57,830
Foreign	27,640	24,716	20,175

Total income attributable to Dionex	$86,828	$82,942	$78,005

Total income attributable to noncontrolling interest	$2,253	$966	$1,190

Total income	$89,081	$83,908	$79,195

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Non-current deferred tax assets are included in “Other Assets” on the consolidated balance sheets as of June 30, 2010 and 2009.
The components of the current and non-current deferred tax assets and liabilities was as follows for the fiscal years ended June 30:

(in thousands)	2010	2009
Current deferred tax assets:
Accounting accruals deductible in different periods for tax purposes	$5,787	$6,192
Stock-based compensation	5,596	4,787
Other	2,653	1,192

Total current deferred tax assets	14,036	12,171

Non-current deferred tax assets:
Book depreciation in excess of tax	—	229
Accumulated translation adjustment	1,758	—
Others	35	—

Non-current deferred tax assets (1)	$1,793	$229

Accelerated depreciation	(2,768)	(1,676)
Tax amortization of intangibles in excess of book	(4,645)	(3,450)
Accumulated translation adjustment	—	(3,043)
Others	(781)	—

Total deferred tax liabilities (2)	(8,194)	(8,169)

Net deferred tax assets	$7,635	$4,231

(1)	Included in “Other assets” in the consolidated balance sheets as of June 30, 2010 and 2009

(2)	Included in “Deferred and other income taxes payable” in the consolidated balance sheets as of June 30, 2010 and 2009
The differences between the U.S. federal statutory income tax rate and Dionex’s effective tax rate were as follows for the fiscal years ended June 30:

	2010	2009	2008

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax effect	(0.1)	0.8	(1.3)
Extraterritorial income exclusion/Manufacturing deduction	(1.1)	(1.3)	(1.4)
Taxes on foreign income	(0.3)	(2.0)	1.0
Other	(1.5)	0.9	(0.7)

Effective tax rate	32.0%	33.4%	32.6%

Income taxes paid were $20.7 million, $28.9 million, and $31.2 million during fiscal 2010, 2009, and 2008, respectively.
Dionex has not provided for Federal income taxes on approximately $68.3 million of undistributed earnings of certain foreign subsidiaries, which we intend to permanently reinvest in subsidiary operations. If these earnings were distributed to us as the parent, foreign tax credits available under current law would substantially eliminate the resulting Federal income tax liability.
Our total amount of unrecognized tax benefits as of June 30, 2010 was $8.0 million, of which $1.9 million, if recognized, would affect our effective tax rate compared to $14.1 million on June 30, 2009, of which $3.2 million, if recognized, would have affected our effective tax rate. The liability for income taxes associated with uncertain tax positions is classified in deferred and other income taxes payable.

A reconciliation of the July 1, 2007 through June 30, 2010 amount of unrecognized tax benefits is as follows:

(in thousands)	2010	2009	2008

Balance, beginning of the fiscal year	$14,081	$14,232	$14,356
Increases (decreases) for tax positions of prior years	(3,186)	1,601	—
Increases (decreases) for tax positions of the current year	272	1,699	3,104
Decrease from expiration of statute of limitation	(3,187)	(3,451)	(3,228)

Balance, end of the fiscal year	$7,980	$14,081	$14,232

Dionex records interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2010, Dionex has approximately $1.7 million accrued for estimated interest related to uncertain tax positions compared to approximately $2.0 million as of June 30, 2009. During the fiscal year ended June 30 2010, we accrued a total of $541,000 in interest on these uncertain tax positions. As of June 30, 2010, we had approximately $69,000 accrued for estimated penalties related to uncertain tax positions compared to approximately $78,000 on June 30, 2009. During the fiscal year ended June 30, 2010, we accrued no additional penalties on these uncertain tax positions.
As of June 30,2010, we have various unrecognized tax benefits for which it is reasonably possible that the statute of limitations will expire in various jurisdictions with the next twelve months, of which $1.1 million will reduce our effective tax rate.
Dionex is subject to audit by the Internal Revenue Service starting in fiscal years 2009 and onward and California Franchise Tax Board for the fiscal years 2006 through the fiscal year 2009. As we have operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state. Dionex also files income tax returns for non-US jurisdictions; the most significant of which are Germany, Japan, the UK and Hong Kong. The years open to adjustment for Germany are for the fiscal years 2004 through 2009, fiscal years 2004 through 2009 for the UK and Hong Kong and fiscal years 2003 through 2009 for Japan. We had R&D credits carryforward totaling $1.6 million as of June 30, 2010.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statute of limitations, or other circumstances. At this time, an estimate of the range of the reasonably possible change cannot be made. Consequently, Dionex cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.
Note 14: Commitments and Contingencies
In July 2008, Dionex acquired a Swedish company using a combination of cash and post acquisition earn-out payment arrangements. Under the purchase agreement, earn-out payments of 70% for fiscal 2009 and 30% for fiscal 2010 and 2011 as a percentage of the acquired company’s net income are payable to the seller at the end of each fiscal year. Each earn-out payment is contingent upon results of operations in which no payments were made related to fiscal 2010 and 2009.
Certain facilities and equipment are leased under non-cancelable operating leases. Dionex generally pays taxes, insurance and maintenance costs on leased facilities and equipment. Rental expense for all operating leases was $7.5 million, $7.6 million and $7.2 million in fiscal 2010, 2009, and 2008, respectively.
Minimum rental commitments under these non-cancelable operating leases as of June 30, 2010, are as follows:
(In thousands)

Fiscal 2011	$5,507
Fiscal 2012	2,897
Fiscal 2013	1,470
Fiscal 2014	800
Fiscal 2015	302
Thereafter	1,360

Total	$12,336

Dionex enters into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments Dionex could be required to make under these indemnification agreements is not estimable, however, Dionex has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No material claims for such indemnifications were outstanding as of June 30, 2010. Dionex has not recorded any liabilities for these indemnification agreements as of June 30, 2010 or 2009.

Note 15: Business Segment Information
The accounting standard for segment reporting establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports of public business enterprises. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Our business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision maker (our Chief Executive Officer). As a result of this evaluation, Dionex determined that it has two operating segments: CABU and LSBU.
CABU sells ion chromatography and sample preparation products, chromatography data systems software, services and related consumables. LSBU sells HPLC products, chromatography data systems software, services and related consumables. These two operating segments are aggregated into one reportable segment for financial statement purposes. Both operating segments have similar economic characteristics; product processes; products and services; types and classes of customers; methods of distribution and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes.
Net sales for our products and services were as follows for the fiscal years ended June 30:

(in thousands)	2010	2009	2008

Products	$357,553	$332,965	$329,485
Installation and training services	11,973	11,287	10,433
Maintenance	50,081	40,796	37,620

Consolidated net sales	$419,607	$385,048	$377,538

Net sales to unaffiliated customers, classified by major locations in which Dionex operates, were as follows for the fiscal years ended June 30:

(in thousands)	2010	2009	2008

United States	125,176	$110,084	$96,250
Europe, excluding Germany	114,609	118,327	116,482
Germany	39,295	37,756	40,836
Japan	47,714	38,529	34,996
China	52,918	47,655	33,452
Other International	39,895	32,697	55,522

Consolidated net sales	$419,607	$385,048	$377,538

Net sales above are attributed to geographic area based on customers’ shipment locations. No individual customer accounted for more than 10% of net sales in fiscal 2010, 2009, and 2008. No individual customer accounted for more than 10% of consolidated accounts receivable as of June 30, 2010 and 2009.
Property, plant and equipment (net), classified by major locations in which Dionex operates, were as follows as of June 30:

(in thousands)	2010	2009	2008

United States	$44,288	$37,679	$34,526
Europe, excluding Germany	1,110	1,614	2,007
Germany	19,127	22,035	25,785
Japan	10,849	10,099	9,464
China	317	239	137
Other International	371	261	416

Consolidated property, plant, and equipment (net)	$76,062	$71,927	$72,335

Amounts previously reported as of June 30, 2009 and 2008 for long-lived assets were $112.7 million and $111.1 million, respectively, and included goodwill, intangibles and other assets of $40.8 million and $38.8 million, respectively. Such amounts have been removed from the June 30, 2009 and 2008 disclosure above. We believe that our tangible long-lived assets, which consist of our net property and equipment, are exposed to greater geographic area risks and uncertainties than intangible assets and long-term cost deferrals, because these tangible assets are difficult to move and are relatively illiquid.

Note 16: Quarterly Results of Operations (unaudited)
The following is a summary of the unaudited quarterly results of operations for fiscal 2010 and 2009:

	Quarter
(In thousands, except per share amounts)	First	Second	Third	Fourth
Fiscal 2010:
Net sales	$90,664	$109,164	$112,782	$106,997
Gross profit	59,623	72,189	77,487	70,671
Net income attributable to Dionex	10,336	16,582	17,731	14,407
Basic earnings per share	0.58	0.94	1.01	0.82
Diluted earnings per share	0.57	0.92	0.99	0.81

Fiscal 2009:
Net sales	$93,435	$103,041	$94,396	$94,176
Gross profit	62,711	69,570	64,225	59,891
Net income attributable to Dionex	11,816	17,026	15,175	11,438
Basic earnings per share	0.65	0.95	0.85	0.64
Diluted earnings per share	0.64	0.93	0.84	0.63
Subsequent to the issuance of the Company’s condensed consolidated financial statements for the third quarter ended March 31, 2009, Dionex discovered two immaterial errors that affected our gross margin and earnings per share for the quarter ended March 31, 2009. The first error related to in-transit inventory that was improperly recorded on the balance sheet instead of cost of sales. The second error was related to an intercompany transfer pricing adjustment that was not properly eliminated in consolidation during the third quarter causing inventory to be overstated and cost of sales to be understated. As a result of these errors, our gross profit and net income, as reported for the three months ended March 31, 2009, are overstated by $1.7 million and $1.1 million, respectively, and our basic and diluted earnings per share are overstated by $0.06 and $0.06, respectively. Adjustments were recorded during the fourth quarter in fiscal 2009 to correct these errors. Consequently, our gross profit and net income, as reported, are understated by $1.7 million and $1.1 million, respectively, and our basic and diluted earnings per share are understated by $0.06 and $0.06, respectively, for the three months ended June 30, 2009.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2010 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010 based on criteria established in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that, as of June 30, 2010, our internal control over financial reporting was effective.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of June 30, 2010, as stated in their report that appears below.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Dionex Corporation:
We have audited the internal control over financial reporting of Dionex Corporation and subsidiaries (the “Company”) as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended June 30, 2010, of the Company, and our reports dated August 27, 2010 expressed unqualified opinions on those consolidated financial statements and consolidated financial statement schedule.
/s/ Deloitte & Touche LLP
San Jose, California
August 27, 2010

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
The information required by Item 10 of Form 10-K with respect to identification of directors and executive officers is incorporated by reference to the information contained in the sections captioned “Election of Directors”, “Executive Officers of Dionex Corporation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 26, 2010 (the “2010 Proxy Statement”), which will be filed in accordance with Regulation 14A under the Exchange Act.
CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K with respect to the Audit Committee is incorporated by reference to the information contained in “Election of Directors” in the 2010 Proxy Statement.
CODE OF ETHICS
The information required by Item 10 of Form 10-K with respect to the Code of Ethics is incorporated by reference to the information contained in “Code of Ethics” in the 2010 Proxy Statement.

Item 11.	EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K regarding executive compensation is incorporated by reference to the information contained in the sections captioned “Compensation of Directors and Executive Officers,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation”, “Compensation Tables”, and “Compensation Committee Report” in the 2010 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned “Security Ownership Certain Beneficial Owners and Management” in the 2010 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned “Election of Directors” and “Transactions with Related Persons” in the 2010 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Independent Registered Public Accounting Firm’s Fees,” “Policy on Audit Committee Pre-Approval” and “Audit Committee Disclosure” in the 2010 Proxy Statement.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements — See Index to Financial Statements at page 26 of this Report.
      (2) Financial Statement Schedule — See Index to Financial Statement Schedules at pages 56 of this Report.
      (3) Exhibits — See Exhibit Index at page 59 through 60 of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIONEX CORPORATION
By	/s/ Frank Witney
Frank Witney
President, Chief Executive Officer and Director
Date: August 27, 2010
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

Signature	Title	Date

/s/ Frank Witney Frank Witney	President, Chief Executive Officer, and Director (Principal Executive Officer)	August 27, 2010

/s/ Craig A. McCollam Craig A. McCollam	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 27, 2010

/s/ A. Blaine Bowman A. Blaine Bowman	Director	August 27, 2010

/s/ David L. Anderson David L. Anderson	Director	August 27, 2010

/s/ Roderick McGeary Roderick McGeary	Director	August 27, 2010

/s/ Riccardo Pigliucci Riccardo Pigliucci	Lead Director	August 27, 2010

/s/ Michael W. Pope Michael W. Pope	Director	August 27, 2010

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	55

Schedule II — Valuation and Qualifying Accounts and Reserves	56
All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Dionex Corporation:
We have audited the consolidated financial statements of Dionex Corporation and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and for each of the three years in the period ended June 30, 2010, and the Company’s internal control over financial reporting as of June 30, 2010, and have issued our reports thereon dated August 27, 2010. Such consolidated financial statements and reports are included elsewhere in this Annual Report on Form 10-K for the year-ended June 30, 2010. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
San Jose, California
August 27, 2010

SCHEDULE II
DIONEX CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEAR ENDED JUNE 30, 2010, 2009, AND 2008

			Charged
	Balance		(Credited)		Balance
	Beginning of		to Other		End of
	Year	Additions	Accounts(1)	Deductions(2)	Year
	(In thousands)
YEAR ENDED JUNE 30, 2010:	$560	$99	$(44)	$(72)	$543
Allowance for doubtful accounts
YEAR ENDED JUNE 30, 2009:	$524	$163	$(102)	$(25)	$560
Allowance for doubtful accounts
YEAR ENDED JUNE 30, 2008:	$610	$(95)	$120	$(111)	$524
Allowance for doubtful accounts

(1)	Effects of exchange rate changes

(2)	Accounts written off, net of recoveries

EXHIBIT INDEX

Exhibit
Number		Description	Reference
3.1		Restated Certificate of Incorporation, filed December 12, 1988	(1)

3.2		Certificate of Amendment of Restated Certificate of Incorporation, filed December 1, 1999 (Exhibit 3.2)	(8)

3.3		Amended and Restated Bylaws, August 6, 2008 (Exhibit 99.1)	(12)

10.1	*	Medical Care Reimbursement Plan as amended October 30, 2007 (Exhibit 10.1)	(9)

10.2		Credit Agreement dated December 23, 2009 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.2)	(3)

10.3	*	Management Incentive Bonus Plan dated August 6, 2009 (Exhibit 99.1)	(14)

10.4	*	Dionex Corporation 2004 Equity Incentive Plan, as amended October 2007 (Exhibit 10.1)	(10)

10.5	*	Form of Stock Option Agreement for non-employee directors (Exhibit 10.5)	(11)

10.6	*	Form of Stock Option Agreement for other than non-employee directors (Exhibit 10.6)	(11)

10.7	*	Form of Stock Unit Award Agreement (Exhibit 10.2)	(10)

10.8	*	Form of International Stock Option Agreement (Exhibit 10.8)	(9)

10.9	*	Form of Stock Unit Award Agreement for U.S. employees	(2)

10.10	*	Form of Stock Unit Award Agreement for International employees	(2)

10.11	*	Employee Stock Participation Plan (Exhibit 10.13)	(5)

10.12	*	Form of Performance Stock Unit Grant Notice

10.13	*	Change in Control Severance Benefit Plan as amended April 26, 2010	(2)

10.14	*	Summary of Compensation Arrangements with named executive officers	(7)

10.15	*	Form of Indemnification Agreement (Exhibit 10.1)	(13)

21.1		Subsidiaries of Dionex Corporation

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (reference is made to the signature page of this report on Form 10-K)

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	†	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	†	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed September 20, 1989.

(2)	Incorporated by reference to the indicated exhibit in our Form 8-K filed April 28, 2010.

(3)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 9, 2010.

(4)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 9, 2010.

(5)	Incorporated by reference to the indicated exhibit in our Form 10-K filed September 10, 2004.

(6)	Incorporated by reference to the indicated exhibit in our Form 8-K filed December 22, 2004.

(7)	Incorporated by reference to the indicated exhibit in our Form 8-K filed August 9, 2010 and August 16, 2010.

(8)	Incorporated by reference to the indicated exhibit in our Form 10-K filed August 29, 2007.

(9)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed November 9, 2007.

(10)	Incorporated by reference to the indicated exhibit in our Form 8-K filed October 15, 2007.

(11)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 8, 2008.

(12)	Incorporated by reference to the indicated exhibit in our Form 8-K filed August 11, 2008.

(13)	Incorporated by reference to the indicated exhibit in our Form 8-K filed November 3, 2008.

(14)	Incorporated by reference to the indicated exhibit in our Form 8-K filed August 10, 2009.

(15)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 9, 2010.

*	Management contract or compensatory plan or arrangement.

†	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.