Form 10-Q
period 2010-09-30
DIONEX CORP /DE
filed 2010-11-09
CIK 708850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES   ☐   NO   ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2010:

CLASS	NUMBER OF SHARES

Common Stock	17,421,071

DIONEX CORPORATION
INDEX

Page (s)
PART I. FINANCIAL INFORMATION	3
ITEM 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2010 and June 30, 2010	3
Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2010 and 2009	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2010 and 2009	5
Notes to Condensed Consolidated Financial Statements	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	20
ITEM 4. Controls and Procedures	21
PART II. OTHER INFORMATION	22
ITEM 1A. Risk Factors	22
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
ITEM 6. Exhibits	27
SIGNATURES	28
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$76,852	$69,830
Short-term investments	176	448
Accounts receivable (net of allowance for doubtful accounts of $524 and $543 as of September 30, 2010 and June 30, 2010, respectively)	86,752	86,780
Inventories	41,562	37,458
Deferred taxes	14,001	14,036
Prepaid expenses and other current assets	21,576	18,991

Total current assets	240,919	227,543
Property, plant and equipment, net	80,623	76,062
Goodwill	35,913	35,013
Intangible assets, net	17,654	13,859
Other assets	10,213	9,511

	$385,322	$361,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under line of credit	$17,371	$3,149
Accounts payable	14,633	17,303
Accrued liabilities	32,993	33,980
Deferred revenue	25,985	25,203
Income taxes payable	3,605	5,247
Accrued product warranty	2,617	2,532

Total current liabilities	97,204	87,414
Deferred and other income taxes payable	19,160	16,427
Other long-term liabilities	7,616	7,272
Commitments and other contingencies (Note 12)
Stockholders’ equity:
Dionex Corporation stockholders’ equity
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding:
17,301,892 shares as of September 30, 2010 and 17,437,276 shares as of June 30, 2010) and capital in excess of par value	210,507	207,855
Retained earnings	33,435	34,195
Accumulated other comprehensive income	15,128	6,733

Total Dionex Corporation stockholders’ equity	259,070	248,783
Noncontrolling interests	2,272	2,092

Total stockholders’ equity	261,342	250,875

	$385,322	$361,988

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Net sales	$102,874	$90,664
Cost of sales	36,472	31,041

Gross profit	66,402	59,623

Operating expenses:
Selling, general and administrative	40,266	35,983
Research and product development	8,013	7,172

Total operating expenses	48,279	43,155

Operating income	18,123	16,468
Interest income	60	83
Interest expense	(33)	(36)
Other income (expense), net	(1,038)	40

Income before taxes	17,112	16,555
Taxes on income	5,790	5,969

Net income	11,322	10,586
Less: Net income attributable to noncontrolling interests	361	250

Net income attributable to Dionex Corporation	$10,961	$10,336

Basic earnings per share attributable to Dionex Corporation	$0.63	$0.58

Diluted earnings per share attributable to Dionex Corporation	$0.62	$0.57

Shares used in computing per share amounts:
Basic	17,388	17,712
Diluted	17,698	18,050
See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$11,322	$10,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,380	2,478
Stock-based compensation	1,972	1,578
Bad debt recoveries	(114)	(155)
Loss on disposal of fixed assets	341	29
Tax benefit related to stock transactions	(337)	(165)
Deferred income taxes	89	(5)
Changes in assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	4,500	2,435
Inventories	(734)	(1,656)
Prepaid expenses and other current assets	(543)	753
Prepaid income taxes	(1,756)	2,521
Accounts payable	(2,854)	783
Accrued liabilities	(3,186)	(1,685)
Deferred revenue	(317)	1,101
Income taxes payable	(1,214)	4,457
Accrued product warranty	(59)	(173)

Net cash provided by operating activities	10,490	22,882

Cash flows from investing activities:
Proceeds from sale of marketable securities	288	232
Purchase of property, plant and equipment	(5,178)	(2,751)
Purchase of intangible assets	(4,512)	(21,100)

Net cash used for investing activities	(9,402)	(23,619)

Cash flows from financing activities:
Net borrowings under line-of-credit	14,222	15,075
Proceeds from issuance of common stock	2,577	3,261
Tax benefit related to stock transactions	337	165
Repurchase of common stock	(13,952)	(11,175)
Dividends paid to noncontrolling interests	—	(104)

Net cash provided by financing activities	3,184	7,222

Effect of exchange rate changes on cash	2,750	2,065

Net increase in cash and cash equivalents	7,022	8,550
Cash and cash equivalents, beginning of period	69,830	69,684

Cash and cash equivalents, end of period	$76,852	$78,234

Supplemental disclosures of cash flow information:
Income taxes paid	$8,907	$1,803
Interest expense paid	28	28
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	106	588
See notes to condensed consolidated financial statements

DIONEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Summary of Significant Accounting Policies
Organization and Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Dionex Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Unless the context otherwise requires, the terms “Dionex,” “we,” “our” and “us” and words of similar import as used in these notes to condensed consolidated financial statements include Dionex Corporation and its consolidated subsidiaries.
The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2011.
New Accounting Standards Adopted
Transfers of Financial Assets
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new standards for the accounting for transfers of financial assets. These new standards amend the criteria for a transfer of a financial assets to be accounted for as a sale, establish more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, change the initial measurement of a transferor’s interest in transferred financial assets, eliminate the qualifying special-purpose entity concept and require enhanced disclosures. Dionex adopted these standards in the first quarter of fiscal 2011 and they did not have a material impact on our consolidated financial statements but did expand our disclosures about transfers of financial assets. Refer to Note 7 for additional information.
Financial Instruments
In January 2010, the FASB issued a new accounting standard to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which is effective for us in the first quarter of fiscal 2011. Other than requiring additional disclosures, adoption of this new standard did not have a material impact on our financial statements or any additional disclosures as Dionex did not have any financial instruments transfers between Level 1 and 2 during the three months ended September 30, 2010.
Revenue Recognition
Net sales are derived primarily from sales of products, software licenses, and services (including installation, training, other consulting services, and extended maintenance contracts on our products). The following revenue recognition policies define the manner in which Dionex accounts for sales transactions.
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
In October 2009, the FASB issued a new accounting standard for multiple deliverable revenue arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also issued a new accounting standard for certain revenue arrangements that include software elements. This new standard excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. Dionex prospectively adopted both these standards in the first quarter of fiscal 2011 for new and materially modified arrangements originating after July 1, 2010. The impact of adopting these standards was not material to net sales on our condensed consolidated financial statements for the three-months ended September 30, 2010. The new accounting standard for revenue recognition if applied in the same manner to the year ended June 30, 2010 would not have had a material impact on net sales or to our consolidated financial statements for that fiscal year. Dionex anticipates the effect of the adoption of these standards in future periods will primarily depend upon the nature and volume of new or materially modified arrangements.
Under these new standards, when a sales arrangement contains multiple elements, such as products, software licenses and/or services, Dionex allocates revenue to each element based on a selling price hierarchy. Using the selling price hierarchy, Dionex determines selling price of each deliverable using vendor specific objective evidence (“VSOE”), if it exists, and otherwise third-party evidence (“TPE”). If neither VSOE nor TPE of selling price exists, Dionex uses estimated selling price (“ESP”). Dionex generally expects that it will not be able to establish TPE due to the nature of the markets in which we compete, and, as such, Dionex typically will determine selling price using VSOE or if not available, ESP.
Dionex’s basis for establishing VSOE of a deliverable’s selling price consists of standalone sales transactions when the same or similar product or service is sold separately. However, when services are never sold separately, such as product installation services, VSOE is based on the product’s estimated installation hours based on historical experience multiplied by the standard service billing rate. In determining VSOE, Dionex requires that a substantial majority of the selling price for a product or service fall within a reasonably narrow price or hour range, as defined by Dionex. Dionex also considers the geographies in which the products or services are sold, major product and service groups, and other environmental variables in determining VSOE. Absent the existence of VSOE and TPE, our determination of a deliverable’s ESP involves evaluating several factors based on the specific facts and circumstances of these arrangements, which include pricing strategy and policies driven by geographies, market conditions, competitive landscape, correlation between proportionate selling price and list price established by management having the relevant authority, and other environmental variables in which the deliverable is sold.
For multiple element arrangements which include extended maintenance contracts, Dionex allocates and defers the amount of consideration equal to the separately stated price and recognizes revenue on a straight-line basis over the contract period.
For multiple element arrangements which contain software deliverables and non-software deliverables (i.e. instruments) where the instruments’ essential functionality is not dependent on both deliverables functioning together, revenue is allocated to the software deliverables as a group using the relative selling prices of each deliverable in the arrangement based on the selling price hierarchy. The consideration allocated to the software deliverable group is then allocated to each software deliverable within that group in accordance with software revenue recognition guidance.
For perpetual software licenses, Dionex recognizes revenue at the inception of the license term assuming all revenue recognition criteria have been met. Dionex uses the residual method to allocate revenue to software licenses at the inception of the license term when VSOE of fair value for the undelivered elements exists, such as software installations, and all other revenue recognition criteria have been satisfied. If Dionex cannot objectively determine the VSOE of fair value of any undelivered elements included in these multiple-element arrangements, revenue is deferred until all elements are delivered, or until VSOE of fair value can be objectively determined for the remaining undelivered elements.
Note 2: Earnings Per Share
Basic earnings per share attributable to Dionex Corporation are determined by dividing net income attributable to Dionex Corporation by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Dionex Corporation are determined by dividing net income attributable to Dionex Corporation by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share attributable to Dionex Corporation (in thousands, except per share data):

	Three Months Ended
	September 30,
	2010	2009
Numerator:
Net income attributable to Dionex Corporation	$10,961	$10,336
Denominator:
Weighted average shares used to compute earnings per share attribution to Dionex Corporation — basic	17,388	17,712
Effect of dilutive stock options	310	338

Weighted average shares used to compute earnings per share attribution to Dionex Corporation— diluted	17,698	18,050

Basic earnings per share attributable to Dionex Corporation	$0.63	$0.58

Diluted earnings per share attributable to Dionex Corporation	$0.62	$0.57

Antidilutive common equivalent shares related to stock awards are excluded from the calculation of diluted earnings per share attribution to Dionex Corporation	594	622
Note 3: Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, assets and liabilities are measured at fair value on a recurring basis as of the end of each reporting period. Dionex applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•	Level 1 input utilize observable data such as quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 inputs utilize data points other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs utilize unobservable data points for the asset of liability in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Money market (1)	$81	$81	$—	$—
Equity indexed derivatives (2)	176	—	176	—

Total	$257	$81	$176	$—

Liabilities:
Foreign currency contracts (3)	$5,709	$—	$5,709	$—

(1)	Included in “cash and cash equivalents” in the condensed consolidated balance sheets

(2)	Included in “short-term investments” in the condensed consolidated balance sheets. The gross unrealized loss is not material.

(3)	Included in “other long-term liabilities” or “other accrued liabilities” in the condensed consolidated balance sheets
Note 4: Derivative Securities
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
Net Investment Hedge
Dionex uses a $10 million cross-currency swap arrangement for Japanese yen that expires in March 2012 to hedge the exchange rate exposure of our net investment in our Japanese subsidiary. Dionex considers the impact of its counterparty’s credit risk on the fair value of the contract as well as the ability of each party to execute under the contract. Dionex assessed and documented hedge effectiveness of the contract and designated it as a net investment hedge at the inception date, January 1, 2008. We reassess hedge effectiveness on a quarterly basis. The gain or loss related to the effective portion of the hedge is reported in accumulated other comprehensive income as part of the foreign currency translation adjustment, and the gain or loss related to the ineffective portion, if any, is reported in other income (expense).
Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of foreign exchange forward contracts with high quality financial institutions to manage our exposure to the impact of fluctuations in foreign currency exchange rates on our intercompany receivables balances. Principal hedged currencies include the Euro, Japanese yen, Australian dollar and Canadian dollar. The periods of these forward contracts is approximately 30 days and have varying notional amounts that are intended to be consistent with changes in the underlying exposures and require Dionex to exchange foreign currencies for U.S. dollars at maturity. Gains (losses) on these contracts are reported as other income (expense) in the current period earnings.
Total gross notional amounts for outstanding derivatives were as follows:

	September 30,	June 30,
(in thousands)	2010	2010
Derivatives not designated as hedging instruments
Currency forwards:
Euro	$23,793	$17,659
Japanese yen	6,683	4,282
Australian dollar	1,052	791
Canadian dollar	1,205	853
Derivatives designated as hedging instruments
Currency swaps	10,000	10,000

Total	$42,733	$33,585

The following table shows derivative instruments measured at gross fair value and balance sheet location on the condensed consolidated balance sheet:

	September 30, 2010		June 30, 2010
	Accrued	Other Long-	Accrued	Other Long-
(In thousands)	Liabilities	Term Liabilities	Liabilities	Term Liabilities
Derivatives designated as hedging instruments
Currency swaps	$—	$4,211	$—	$3,390
Derivatives not designated as hedging instruments
Currency forwards	$1,498	$—	$290	$—

The following table shows the effect of derivative instruments designated as hedging instruments and not designated as hedging instruments in the condensed consolidated statements of operations in the three months ended September 30:

(In thousands)	2010	2009
Derivatives designated as hedging instruments
Net investment hedges
Unrealized gain/ (loss) recognized in other comprehensive income on derivatives	$(821)	$(901)
Realized gain/ (loss) reclassified from other comprehensive income into income	$—	$—
Derivatives not designated as hedging instruments
Currency forwards
Realized gain / (loss) included other income/(expense), net	$(2,161)	$(661)
Note 5: Balance Sheet Details
The following tables provide details of selected balance sheet items:

	September 30,	June 30,
(in thousands)	2010	2010
Inventories:
Finished goods	$25,733	$23,788
Work in process	1,542	1,781
Raw materials	14,287	11,889

	$41,562	$37,458

	September 30,	June 30,
	2009	2010
Property, Plant and Equipment, net:
Land	$27,859	$25,098
Buildings and improvements	50,407	48,396
Machinery, equipment and tooling	53,082	50,411
Furniture and fixtures	13,219	12,194
Construction-in-progress	25	13

	144,592	136,112
Accumulated depreciation and amortization	(63,969)	(60,050)

Property, plant and equipment, net	$80,623	$76,062

Depreciation expense was $2.6 million and $2.2 million in three months ended September 30, 2010 and 2009, respectively.
Note 6: Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows for the three months ended September 30, 2010:

(in thousands)
Balance as of June 30, 2010	$35,013
Additions	12
Foreign currency translation impact	888

Balance as of September 30, 2010	$35,913

Intangible assets (net of accumulated amortization) were as follows:

	As of September 30, 2010			As of June 30, 2010
	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and trademarks	$8,788	$(2,730)	$6,058	$8,788	$(2,580)	$6,208
Developed technology	9,840	(1,332)	8,508	14,893	(10,456)	4,437
Customer relationships	5,322	(2,234)	3,088	5,119	(1,905)	3,214

Total	$23,950	$(6,296)	$17,654	$28,800	$(14,941)	$13,859

As a result of certain acquisitions, Dionex recorded trade names (intangible assets) totaling $2.8 million, which is not subject to amortization and is included in Patent and trademarks.

Amortization expense related to all finite intangible assets was $0.8 million and $0.3 million in three months ended September 30, 2010 and 2009, respectively. Estimated future amortization expense related to finite lived intangible assets as of September 30, 2010 is as follows:

Remaining
Amortization
(in thousands)	Expense
Remainder of Fiscal 2011	$2,394
Fiscal 2012	2,878
Fiscal 2013	2,234
Fiscal 2014	1,775
Fiscal 2015	1,374
After Fiscal 2015	4,179

Total	$14,834

Note 7: Financing Arrangements
Dionex has unsecured credit agreements with domestic and international financial institutions. The agreements provide for revolving unsecured lines of credit that we utilize primarily for our general corporate purposes, including stock repurchases and working capital needs. As of September 30, 2010, we had a total of $29.2 million in available lines of credit, maturing on December 31, 2010 at an annual interest rate of 1.9%, under which we had borrowed $17.4 million.
One of our foreign subsidiaries transfers certain customer receivables to financial institutions at a discount up to approximately 2% (“discounted notes”) and accounts for these transfers as sales. The purpose of these transfers is to facilitate the funding of outstanding customer receivables by the Company. In the unlikely event that there is failure by the customers to repay the financial institutions for the discounted notes sold by Dionex, Dionex would be required to repurchase the discounted notes back, up to the specified amount outstanding. Under no other circumstance is Dionex obligated or do we have a right to repurchase these discounted notes. Dionex has determined that the fair value of these contingent liabilities under these arrangements are not material as of September 30, 2010 based on past experience of transferring discounted notes, which considers customers’ credit quality, historical loss experience, and whether the repurchase (if required in the event of a default) is probable and reasonably estimable. The length of time that these discounted notes are outstanding is approximately 90 days and during the three-months ended September 30, 2010, Dionex recorded no losses as a result of customers’ failures to repay the financial institutions. Total discounted notes transferred to the financial institutions during the three months ended September 30, 2010 was $1.2 million and outstanding discounted notes sold as of September 30, 2010 was approximately $1.2 million.
Note 8: Warranty
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
The changes in the warranty provision were as follows during the three months ended September 30:

(in thousands)	2010	2009
Balance, beginning	$2,532	$3,028
Additions	1,266	881
Effects of foreign currencies exchange	144	98
Settlements	(1,325)	(1,020)

Balance, end	$2,617	$2,987

Note 9: Stock-Based Compensation
Dionex’s Board of Directors authorized the 2004 Equity Incentive Plan (the “2004 Plan”). Shares reserved for future issuance under the 2004 Plan may be used for grants of stock options (“options”), restricted stock units (“RSU”), and other types of awards.
Dionex also sponsors the Employee Stock Purchase Plan (the “ESPP”) in which eligible employees may contribute up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to certain annual limitations. Employees purchased 18,831 shares during the three months ended September 30, 2011 for approximately $1.1 million under the ESPP.
Performance Stock Units
Starting in the first quarter of fiscal 2011, Dionex issued performance stock units (“PSUs”) to certain executive officers. The number of shares ultimately received will depend on specified performance targets related to revenue and diluted earnings per share growth rates over a two-year performance period (the “performance period”). Fifty percent of the shares awarded vest at the end of the performance period and remaining shares vest twenty-five percent on each of the following two anniversaries after the performance period assuming continued service by the employee. Delivery of the shares occurs upon achievement of the targets and as of the vesting date.
Dionex estimates the fair value of the PSUs based on the number of PSUs that are expected to be earned multiplied by the market price of Dionex’s common stock on the date of grant. As the performance targets are considered performance conditions, the expense for these awards, net of estimated forfeitures, is recorded over the four year vesting period based on a graded accelerated vesting method.
The following table summarizes PSU activity under the 2004 Plan during the three months ended September 30, 2010:

Wtd. Avg.
Grant-Date
	Shares	Fair Value
PSUs outstanding as of June 30, 2010	—	—
Granted	11,688	$76.30
Vested	—	—
Changes in PSUs due to performance conditions	—	—
Forfeited	—	—

PSUs outstanding as of September 30, 2010	11,688	$76.30

As of September 30, 2010, there was $0.8 million in unrecognized compensation costs related to PSU granted under the 2004 Plan. These costs are expected to be recognized over a weighted average period of 3.8 years.
Restricted Stock Units
The following table summarizes RSU activity under the 2004 Plan during the three months ended September 30, 2010:

		Wtd. Avg.
		Grant-Date
	Shares	Fair Value
RSUs outstanding as of June 30, 2010	87,776	$64.21
Granted	34,241	76.30
Released	—	—
Canceled	(2,325)	67.18

RSUs outstanding as of September 30, 2010	119,692	$67.61

As of September 30, 2010, there was $5.9 million in unrecognized compensation costs related to RSU granted under the 2004 Plan. These costs are expected to be recognized over a weighted average period of 3.6 years.
Stock Options
The following table summarizes option activity under the 2004 Plan during the three months ended September 30, 2010:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	Outstanding	Price	(Years)	(in millions)
Options outstanding as of June 30, 2010	1,474,627	$57.05
Granted	215,412	76.30
Exercised	(32,968)	44.21
Canceled	(13,151)	68.77

Options outstanding as of September 30, 2010	1,643,920	$59.74	6.56	$43.9

Options vested and expected to vest as of September 30, 2010	1,601,557	$59.44	6.48	$43.2

Exercisable as of September 30, 2010	965,177	$52.71	4.92	$32.6

The total intrinsic value of options exercised during the first quarter of 2011 was $1.5 million. As of September 30, 2010, there was $12.2 million of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 2.9 years.
The following assumptions were used to determine the fair value of the stock options using the Black-Scholes-Merton options pricing model for the three months ended September 30:

	2010	2009
Volatility	33%	33%
Risk-free interest rate	1.55%	2.53%
Expected life (in years)	4.7	4.6
Expected dividend	$0.00	$0.00
Employee Stock Purchase Plan
The following assumptions were used to determine the fair value of ESPP shares for the three months ended September 30:

	2010	2009
Volatility	30%	36%
Risk-free interest rate	0.20%	0.30%
Expected life (in years)	0.50	0.50
Expected dividend	$0.00	$0.00
The condensed consolidated statement of operations included the following stock-based compensation expense related to options, RSUs, PSUs, and ESPP for the three months ended September 30:

(in thousands)	2010	2009
Cost of sales	$234	$158
Selling, general and administrative expenses	1,409	1,041
Research and development expenses	330	379
Tax benefit	(668)	(506)

Total	$1,305	$1,072

Note 10: Stockholders’ equity
Common Stock Repurchases
During the three months ended September 30, 2010, Dionex repurchased 187,183 shares of our common stock on the open market for approximately $14.0 million (at an average repurchase price of $74.54 per share), compared with 188,253 shares repurchased for approximately $11.2 million (at an average repurchase price of $59.36 per share) during the three months ended September 30, 2009.
Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. Dionex’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains (loss) on net investment hedge and unrealized gains and losses on available-for-sale securities, and net deferred gains and losses on these items.
The components of comprehensive income attributable to Dionex Corporation were as follows for the three months ended September 30 (in thousands):

	2010	2009
Net income, as reported	$11,322	$10,586
Foreign currency translation adjustments, net of taxes	9,215	4,862
Unrealized loss on net investment hedge	(821)	(901)
Unrealized gain on securities available for sale, net of taxes	—	1

Comprehensive income	19,716	14,548
Comprehensive income (loss) attributable to the noncontrolling interests	361	250

Comprehensive income attributable to Dionex Corporation	$19,355	$14,298

Note 11: Income Taxes
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
Accounting standards relating to income taxes require that we continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets, depending on whether it is more likely than not that actual benefit of those assets will be realized in future periods. We have evaluated our deferred tax assets and concluded that it is more likely than not that the deferred tax assets will be benefited in the future; therefore, valuation allowance is not required. In addition, we adopted the provisions of the FASB’s accounting guidance related to the accounting for uncertainty in income taxes. This accounting standard requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money.
Our total amount of unrecognized tax benefits as of September 30, 2010 was $8.1 million, of which $1.9 million, if recognized, would affect our effective tax rate, compared to $8.0 million on June 30, 2010, of which $1.9 million, if recognized, would have affected our effective tax rate. The liability for income taxes associated with uncertain tax positions is classified in deferred and other income taxes payable.
We record interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2010, we had approximately $1.9 million accrued for estimated interest related to uncertain tax positions compared to approximately $1.7 million on June 30, 2010. During the three months ended September 30, 2010, we accrued a total of $175,000 in interest on these uncertain tax positions. At September 30, 2010, we had approximately $69,000 accrued for estimated penalties related to uncertain tax positions compared to approximately $69,000 on June 30, 2010. During the fiscal year ended June 30, 2010, we accrued no additional penalties on these uncertain tax positions.
Included in our balance of income tax liabilities, accrued interest, and accrued penalties at September 30, 2010 of $10.2 million, is $3.9 million related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.
We are subject to audit by the Internal Revenue Service and California Franchise Tax Board for the fiscal years 2006 through the fiscal year 2009. As we have operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state. We also file income tax returns for non-US jurisdictions; the most significant of which are Germany, Japan, the UK and Hong Kong. The years open to adjustment for Germany are for the fiscal years 2004 through 2009, fiscal years 2004 through 2009 for the UK and Hong Kong and fiscal years 2003 through 2009 for Japan.
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
Note 12: Commitments and Contingencies
In July 2008, Dionex acquired a Swedish company using a combination of cash and post acquisition earn-out payment arrangements.

Under the purchase agreement, earn-out payments of 70% for fiscal 2009, 30% for fiscal 2010 and 30% for 2011 as a percentage of the acquired company’s net income are payable to the seller at the end of each fiscal year. Each earn-out payment is contingent upon results of operations in which no payments were made during the three months ended September 30, 2010.
Certain facilities and equipment are leased under non-cancelable operating leases. Dionex generally pays taxes, insurance and maintenance costs on leased facilities and equipment. Rental expense for all operating leases was $1.6 million and $2.0 million in the three months ended September 30, 2010 and 2009, respectively.
Minimum rental commitments under these non-cancelable operating leases were as follows as of September 30, 2010:

(In thousands)
Less than 1 Year	$6,277
1-2 Years	2,992
2-3 Years	1,601
3-4 Years	845
4-5 Years	306
After 5 Years	1,381

Total	$13,402

Dionex enters into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments Dionex could be required to make under these indemnification agreements is not estimable, however, Dionex has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No material claims for such indemnifications were outstanding as of September 30, 2010. Dionex has not recorded any liabilities for these indemnification agreements as of September 30, 2010 or June 30, 2010.
Note 13: Business Segment Information
The accounting standard for segment reporting establishes standards for reporting information about operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports of public business enterprises. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Our business activities, for which discrete financial information is available, are regularly reviewed and evaluated by the chief operating decision maker (our Chief Executive Officer). As a result of this evaluation, Dionex determined that it has two operating segments: Chemical Analysis Business Unit (“CABU”) and Life Sciences Business Unit (“LSBU”).
CABU sells ion chromatography and sample preparation products, chromatography data systems software, services and related consumables. LSBU sells High Performance Liquid Chromatography (“HPLC”) products, chromatography data systems software, services and related consumables. These two operating segments are aggregated into one reportable segment for financial statement purposes. Both operating segments have similar economic characteristics; product processes; products and services; types and classes of customers; methods of distribution and regulatory environments. Because of these similarities, the two segments have been aggregated into one reporting segment for financial statement purposes.
Net sales for our products and services were as follows for the three months ended September 30:

(in thousands)	2010	2009
Products	$86,452	$79,282
Installation and Training Services	2,580	2,480
Maintenance	13,842	8,902

	$102,874	$90,664

No individual customer accounted for more than 10% of net sales during the three months ended September 30, 2010 and 2009.

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
During the past quarter, Dionex experienced steady growth in certain of its end-user markets, including the life sciences, chemical/petrochemical, food and beverage and electronics markets. Demand from our customers in the environmental and electronics markets was relatively flat, while demand in our power market was lower for the quarter. We experienced first quarter organic sales growth in all three of our major geographic regions. North America continued its strong sales performance from the fourth quarter of fiscal 2010 growing 22% compared with the first quarter of last year due to strong performance in our life science, chemical/petrochemical and food and beverage markets. In Europe, sales were up 9% in local currencies, but were negatively affected by currency fluctuation which resulted in 1% growth in reported dollars compared with last year. In Asia Pacific, sales in the first quarter of fiscal 2011 grew 21% in reported dollars and 17% in local currency driven by continued strong sales growth in India, Korea and Japan.

Results of Operations
The following table summarizes our consolidated statements of income for the first quarter of 2011 and 2010 as a percentage of net sales for the periods indicated:

	Q1 2011		Q1 2010
		% of
		Net		% of Net
(in thousands)	Dollars	Sales	Dollars	Sales

Net sales	$102,874	100.0%	$90,664	100.0%
Cost of sales	36,472	35.5%	31,041	34.2%

Gross profit	66,402	64.5%	59,623	65.8%
Operating expenses:
Selling, general and administrative	40,266	39.2%	35,983	39.7%
Research and product development	8,013	7.8%	7,172	7.9%

Total operating expenses	48,279	47.0%	43,155	47.6%

Operating income	18,123	17.6%	16,468	18.2%
Interest income, net	27	0.0%	47	0.0%
Other income (expense), net	(1,038)	(1.0)%	40	0.1%

Income before taxes	17,112	16.6%	16,555	18.3%
Taxes on income	5,790	5.6%	5,969	6.6%

Net income	11,322	11.0%	10,586	11.7%
Less: Net income attributable to noncontrolling interests	361	0.4%	250	0.3%

Net income attributable to Dionex	$10,961	10.6%	$10,336	11.4%

Net sales
Consolidated net sales increased 13% in the first quarter of fiscal 2011 compared to same period in prior year (excluding the net impact of unfavorable currency movements, net sales increased 15%). Our portfolio of HPLC systems was the largest contributor to our consolidated net sales growth in part as a result of our acquisition of the ESA Life Sciences Tools business (“ESA products”) in the first half of fiscal 2010, combined with the introduction of our UHPLC+ systems in fiscal 2010. Dionex is subject to the effects of currency fluctuations, which have an impact on net sales. Currency fluctuations decreased net sales by 2% in the first quarter of fiscal 2011 compared to prior-year period.
Net sales increased across all major regions primarily as a result of a recovering global economy, combined with continued strength in China, India, and other emerging markets. Net sales outside of North America accounted for 70% and 73% of net sales in the first quarter of 2011 and 2010, respectively. Sales directly to our end-user customers accounted for 95% in those same periods. International distributors and representatives in Europe, Asia, and other international markets accounted for the remaining percentage of net sales.
Net sales from a regional perspective
North America - Net sales in this region increased 22% in the first quarter of fiscal 2011 compared to the same period in the prior year primarily due to the demand for our products in the life science, food and beverage and power markets. The overall demand in this region was driven by our HPLC instruments, the ESA products and by our new ICS-5000 Capillary RFIC Systems (“ICS-5000”), introduced in the second half of fiscal 2010.
Europe - Net sales in this region increased 1% in reported dollars in the first quarter of fiscal 2011 compared to same period in prior-year (excluding the net impact of unfavorable currency movements, net sales increased 9%). The overall growth was primarily due to strong demand in the chemicals and food and beverage markets, offset by softness in the life science and environmental markets. From a product perspective, growth in this region was driven by our HPLC portfolio, specifically ESA products added during fiscal 2010 and the introduction of the new UHPLC+ systems.
Asia / Pacific - Net sales in this region increased 21% in reported dollars in the first quarter of fiscal 2011 compared to the same period in prior year (excluding the net impact of favorable currency movements, net sales increased 17%). The overall growth was primarily due to continued strength in the countries of India, Korea and Japan as well as overall strength in the life sciences and chemical markets in this particular region.

Our continued effort to make investments in our sales and service organization was pivotal to the growth in this region, combined with the revenue contributed from the ESA products.
Net sales from a product line perspective
IC - Net sales of our IC portfolio of products increased 8% in the first quarter of 2011 compared to the same period in prior year primarily due to growth in North America and Asia/Pacific regions driven by the recovery of the global economy and higher demand in the life science and food and beverage markets for our IC systems, consumables and related services.
HPLC - Net sales of our HPLC portfolio of products increased 31% in the first quarter of 2011 compared to the same period in the prior year primarily due to the net sales generated from our ESA products acquired in the first half of fiscal 2010. Excluding net sales from our ESA products during the first quarter of fiscal 2011 and 2010, net sales increased 14% over the same comparable period as a result of the rebounding global economy from the past few quarters, and in part, due to the introduction of our UHPLC+ systems in fiscal 2010.
Gross Profit
Gross Profit as a percentage of net sales in the first quarter of fiscal 2011 and 2010, respective, were 64.5% and 65.8%, respectively. The 1.3 percentage point decline was driven by increased sales of our ESA products acquired in fiscal 2010 which currently have a lower gross margin than our corporate average, as well as overall regional sales mix.
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses as a percentage of net sales were approximately 39% and 40% in the first quarter of fiscal 2011 and 2010, respectively. SG&A increased $4.3 million, or 12% primarily due to headcount increases, including staff added from the ESA acquisition and increased selling and other expenses for the continued expansion efforts to increase our presence in Europe and Asia/Pacific regions.
Research and Product Development
Research and product development (R&D) expenses as a percentage of net sales were approximately 8% in the first quarter of fiscal 2011 and 2010. While R&D expenses increased $841,000, or 11.7% primarily due to the headcount increases from the ESA acquisition, R&D expenses as a percentage of net sales was in line between both periods.
Interest Income
Interest income in the first quarter of fiscal 2011 and 2010 was $60,000 and $83,000, respectively. Our interest income was affected by a combination of the maturity of one of our short-term investments and lower interest rates in the U.S. and Europe in the first quarter of fiscal 2011.
Interest Expense
Interest expense in the first quarter of fiscal 2011 and 2010 was $33,000 and $36,000, respectively. Our interest expense was affected the combination of a higher average balance in our borrowing under the line of credit, offset by lower interest rates in the first quarter of fiscal 2011.
Other Income (Expense), Net
Other income (expense), net in the first quarter of fiscal 2011 and 2010 was ($1.0 million), and $40,000, respectively. The changes were primarily due to losses on foreign currency transactions in the first quarter of fiscal 2011.
Taxes on Income
Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes. The effective tax rate is calculated using our projected annual pre-tax income and is affected by tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

The taxes on income in the first quarter of fiscal 2011 and 2010 was $5.8 million and $5.9 million, respectively, representing an effective tax rate of 33.8% and 36.6%, respectively. The decrease in our tax rate was primarily due to lower accrued interest on exposures. We anticipate that our tax rate for fiscal 2011 will be in the range of 33% to 34%.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests in the first quarter of fiscal 2011 and 2010 was $361,000 and $250,000, respectively. Net income attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income recorded by three majority-owned international subsidiaries. The increase was due to better performance in India and Brazil.
Net Income Attributable to Dionex Corporation
Net income in the first quarter of fiscal 2011 and 2010 was $11.0 million and $10.3 million, respectively, while diluted earnings per share were $0.62 and $0.57, respectively.
Liquidity and Capital Resources
As of September 30, 2010, we had cash and cash equivalents and short-term investments of $77.0 million. Our working capital was $143.7 million, an increase of $26.5 million from $117.2 million reported as of September 30, 2009.
Cash generated by operating activities for first quarter in fiscal 2011 was $10.5 million, compared with $22.9 million for the same period last year. A lower level of prepaid income taxes, a decrease in accounts receivable due to lower sales contributed to higher operating cash flows. These changes were partially offset by a decrease to operating cash from an increase in inventory as we prepared for higher shipments in the second quarter and a decrease in accounts payable and accrued liabilities due to higher payments made in the quarter.
Cash used for investing activities was $9.4 million during the first quarter of fiscal 2011. Capital expenditures during the first quarter of 2011 were $5.2 million which included purchases related to our general operations, purchase of land required for expansion of our manufacturing capacity in Germering, Germany, and effects of foreign currency translations. In addition, we also negotiated and completed a paid-up royalty for $4.5 million related to our ESA products.
Cash provided by financing activities was $3.2 million during the first quarter of fiscal 2011. Financing activities consisted primarily of common stock repurchases, partially offset by proceeds from issuances of shares pursuant to our equity incentive plans, repayment of short-term obligations, and the tax benefits related to stock options in the first quarter of fiscal 2011.
Our available lines of credit totaled $11.8 million as of September 30, 2010. We believe our cash flow from operations, our existing cash and cash equivalents and our bank lines of credit will be adequate to meet our cash requirements for at least the next 12 months. The line of credit matures on December 31, 2011. The impact of inflation on our financial position and results of operations was not significant during any of the periods presented.

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations as of September 30, 2010, and the payments due in future periods (in thousands):

	Payments Due by Period
		Less
		Than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Short-Term Borrowings	$17,371	$17,371	$—	$—	$—
Long-Term Debt Associated with Business Purchase	527	527	—	—	—
Operating Lease Obligations	13,402	6,277	4,593	1,151	1,381

Total	$31,300	$24,175	$4,593	$1,151	$1,381

As of September 30, 2010, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and interest deductions was $1.9 million. As of September 30, 2010, the Company has accrued $1.9 million of interest and $69,000 of penalties associated with its uncertain tax positions. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.
New Accounting Pronouncements
Refer to Note 1 in the Notes to Condensed Consolidated Financial Statements section.
Critical Accounting Policies and Estimates
The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We evaluate our estimates, including those related to product returns and allowances, inventory valuation, goodwill and other intangible assets, income taxes, warranty and installation provisions, and contingencies on an ongoing basis.
We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
There have been no significant changes during the three months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to financial market risks from fluctuations in foreign currency exchange rates, interest rates and stock prices of marketable securities. With the exception of the stock price volatility of our marketable equity securities, we manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of nonperformance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices could cause significant changes in the costs to manufacture and deliver our products and in customers’ buying practices. We have not substantially changed our risk management practices during fiscal 2010 or the first three months of fiscal 2011 and we do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our current risk management practices.
Foreign Currency Exchange
Revenues generated from international operations are generally denominated in foreign currencies. We entered into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. As of September 30, 2010, we had forward exchange contracts to sell foreign currencies totaling approximately $32.7 million, including approximately $23.8 million in Euros, $6.7 million in Japanese yen, $1.0 million in Australian dollars and $1.2 million in Canadian dollars. As of June 30, 2010, we had forward exchange contracts to sell foreign currencies totaling approximately $23.7 million, including approximately $17.7 million in Euros, $4.3 million in Japanese yen, $0.8 million in Australian dollars and $0.9 million in Canadian dollars. The foreign exchange contracts outstanding at the end of the period mature within one month. As of September 30, 2010 and June 30, 2010, we have approximately $1.5 million and $0.3 million, respectively, in other current liabilities in the condensed consolidated balance sheets related to the foreign currency exchange contracts. For the three months ended September 30, 2010 and 2009, we recorded realized pre-tax losses of approximately $2.2 million and $0.7 million, respectively, related to the closed foreign exchange forward contracts.
Dionex uses a $10 million cross-currency swap arrangement for Japanese yen that expires in March 2012 to hedge the exchange rate exposure of our net investment in our Japanese subsidiary. Dionex considers the impact of its counterparty’s credit risk on the fair value of the contract as well as the ability to each party to execute under the contract. Dionex assessed and documented hedge effectiveness of the contract and designated it as a net investment hedge at the inception date, January 1, 2008. We reassess hedge effectiveness on a quarterly basis. The effective portion of the gain or loss on the hedge is reported in accumulated other comprehensive income as part of the foreign currency translation adjustment.
Interest and Investment Income
Our interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances as of September 30, 2010 and June 30, 2010 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on our actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense
As of September 30, 2010, Dionex had an outstanding balance under a borrowing line of credit of $17.4 million. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding debt balance as of September 30, 2010, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements and the level of borrowings maintained by us.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2010 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.
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
If we fail to properly transition manufacturing currently performed at the ESA Biosciences facility to our manufacturing facilities in Germany and Sunnyvale, we may experience shipment delays, cost overruns, excess inventory and other problems, which may adversely impact our business and operating results.
In fiscal year 2011, we currently plan to transition manufacturing from the ESA Biosciences manufacturing facility in Massachusetts to our manufacturing facilities in Germany and Sunnyvale. If the transition does not go as expected, it could result in the following in addition to other potential issues, each of which could have an adverse effect on our business and operating results and our business reputation:
•  delay of shipments;
•  unexpected cost overruns; and
•  overstock of inventory as a result of building excessive buffer stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Repurchases
During the three months ended September 30, 2010, we repurchased shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. We started a series of repurchase programs in fiscal 1989, with the Board of Directors most recently authorizing in October 2008 future repurchases of 1,000,000 shares of common stock as well as authorizing the repurchase of additional shares of common stock equal to the number of common shares issued pursuant to our employee stock plans.

The following table indicates common shares repurchased and additional shares added to the repurchase program during the three months ended September 30, 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total
			Number of		Maximum
			Shares		Number of
			Purchased	Additional	Shares that
	Total	Avg.	as Part of	Shares	May Yet Be
	Number	Price	Publicly	Authorized	Purchased
	of Shares	Paid	Announced	for	Under the
Period	Purchased	per Share	Program	Purchase (1)	Program (2)
July 1 to July 31, 2010	—	—	8,589,669	—	817,844
August 1 to August 31, 2010	106,207	$73.49	8,695,876	18,894	730,531
September 1 to September 30, 2010	80,976	$75.92	8,776,852	32,905	682,460

Total	187,183	$74.54	8,776,852	51,799	682,460

(1)	The number of shares represents the number of shares issued pursuant to employee stock plans that are authorized for purchase.

(2)	The number of shares includes (i) 1.0 million shares of common stock approved for repurchases in October 2008, plus (ii) that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to October 2008 minus the number of shares repurchased, plus (iii) the number of shares remaining from the repurchase authorization in August 2006.
Dividends
As of September 30, 2010, we had paid no cash dividends on our common stock and we do not anticipate doing so in the foreseeable future.

EXHIBIT INDEX
Item 6. EXHIBITS
EXHIBIT INDEX

Exhibit
Number	Description	Reference
3.1	Restated Certificate of Incorporation, filed December 12, 1988	(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation, filed December 1, 1999 (Exhibit 3.2)	(8)

3.3	Amended and Restated Bylaws, August 6, 2008 (Exhibit 99.1)	(12)

10.1*	Medical Care Reimbursement Plan as amended October 30, 2007 (Exhibit 10.1)	(9)

10.2	Credit Agreement dated December 23, 2009 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.2)	(4)

10.3*	Management Incentive Bonus Plan dated August 6, 2009 (Exhibit 99.1)	(6)

10.4*	Dionex Corporation 2004 Equity Incentive Plan, as amended October 2007 (Exhibit 10.1)	(10)

10.5*	Form of Stock Option Agreement for non-employee directors (Exhibit 10.5)	(11)

10.6*	Form of Stock Option Agreement for other than non-employee directors (Exhibit 10.6)	(11)

10.7*	Form of Stock Unit Award Agreement (Exhibit 10.2)	(10)

10.8*	Form of International Stock Option Agreement (Exhibit 10.8)	(9)

10.9*	Form of Stock Unit Award Agreement for U.S. employees	(2)

10.10*	Form of Stock Unit Award Agreement for International employees	(2)

10.11*	Employee Stock Participation Plan (Exhibit 10.13)	(5)

10.12*	Form of Performance Stock Unit Grant Notice	(3)

10.13*	Change in Control Severance Benefit Plan as amended April 26, 2010	(2)

10.14*	Summary of Compensation Arrangements with named executive officers	(7)

10.15*	Form of Indemnification Agreement (Exhibit 10.1)	(13)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed September 20, 1989.

(2)	Incorporated by reference to the indicated exhibit in our Form 8-K filed April 28, 2010.

(3)	Incorporated by reference to the indicated exhibit in our Form 10-K filed August 27, 2010.

(4)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 9, 2010.

(5)	Incorporated by reference to the indicated exhibit in our Form 10-K filed September 10, 2004.

(6)	Incorporated by reference to the indicated exhibit in our Form 8-K filed August 10, 2009.

(7)	Incorporated by reference to the indicated exhibit in our Form 8-K filed August 9, 2010 and August 16, 2010.

(8)	Incorporated by reference to the indicated exhibit in our Form 10-K filed August 29, 2007.

(9)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed November 9, 2007.

(10)	Incorporated by reference to the indicated exhibit in our Form 8-K filed October 15, 2007.

(11)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 8, 2008.

(12)	Incorporated by reference to the indicated exhibit in our Form 8-K filed August 11, 2008.

(13)	Incorporated by reference to the indicated exhibit in our Form 8-K filed November 3, 2008.

*	Management contract or compensatory plan or arrangement.

†	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION
(Registrant)

Date: November 8, 2010
	By:	/s/ Craig A. McCollam Craig A. McCollam
Executive Vice President and Chief Financial Officer
(Signing as Principal Financial and Accounting
Officer, and as Authorized Signatory of
Registrant)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document