Form 10-Q
period 2010-12-31
DIONEX CORP /DE
filed 2011-02-08
CIK 708850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 3, 2011:

CLASS	NUMBER OF SHARES
Common Stock	17,478,308

DIONEX CORPORATION
INDEX

Page (s)
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2010	3
Condensed Consolidated Statements of Income for the Three and Six Months Ended December 31, 2010 and 2009	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2010 and 2009	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	23
ITEM 4. Controls and Procedures	24
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	24
ITEM 1A. Risk Factors	24
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 6. Exhibits	30
SIGNATURES	31
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	December 31,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$92,523	$69,830
Short-term investments	2	448
Accounts receivable (net of allowance for doubtful accounts of $526 at December 31, 2010 and $543 at June 30, 2010)	87,721	86,780
Inventories	43,580	37,458
Deferred taxes	13,151	14,036
Prepaid expenses and other current assets	25,058	18,991

Total current assets	262,035	227,543
Property, plant and equipment, net	79,984	76,062
Goodwill	35,779	35,013
Intangible assets, net	16,859	13,859
Other assets	9,958	9,511

	$404,615	$361,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under line of credit	$52	$3,149
Accounts payable	16,987	17,303
Accrued liabilities	38,497	33,980
Deferred revenue	23,352	25,203
Income taxes payable	4,174	5,247
Accrued product warranty	2,620	2,532

Total current liabilities	85,682	87,414
Deferred and other income taxes payable	18,551	16,427
Other long-term liabilities	9,227	7,272
Commitments and other contingencies (Note 12)
Stockholders’ equity:
Dionex Corporation stockholders’ equity
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding: 17,458,231 shares at December 31, 2010 and 17,437,276 shares at June 30, 2010)	222,796	207,855
Retained earnings	50,701	34,195
Accumulated other comprehensive income	15,581	6,733

Total Dionex Corporation stockholders’ equity	289,078	248,783
Noncontrolling interests	2,077	2,092

Total stockholders’ equity	291,155	250,875

	$404,615	$361,988

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2010	2009
Net sales	$124,111	$109,164
Cost of sales	43,322	36,975

Gross profit	80,789	72,189

Operating expenses:
Selling, general and administrative	43,920	40,503
Research and product development	9,370	7,654

Total operating expenses	53,290	48,157

Operating income	27,499	24,032
Interest income	61	32
Interest expense	(38)	(36)
Other expense, net	(516)	(494)

Income before taxes	27,006	23,534
Taxes on income	8,148	6,614

Net income	18,858	16,920
Less: Net income attributable to noncontrolling interests	383	338

Net income attributable to Dionex Corporation	$18,475	$16,582

Basic earnings per share attributable to Dionex Corporation	$1.06	$0.94

Diluted earnings per share attributable to Dionex Corporation	$1.04	$0.92

Shares used in computing per share amounts:
Basic	17,394	17,654
Diluted	17,802	18,025
See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	December 31,
	2010	2009
Net sales	$226,985	$199,828
Cost of sales	79,794	68,015

Gross profit	147,191	131,813

Operating expenses:
Selling, general and administrative	84,186	76,487
Research and product development	17,383	14,825

Total operating expenses	101,569	91,312

Operating income	45,622	40,501
Interest income	121	115
Interest expense	(71)	(72)
Other expense, net	(1,554)	(454)

Income before taxes	44,118	40,090
Taxes on income	13,938	12,583

Net income	30,180	27,507
Less: Net income attributable to noncontrolling interests	744	588

Net income attributable to Dionex Corporation	$29,436	$26,919

Basic earnings per share	$1.69	$1.52

Diluted earnings per share	$1.66	$1.49

Shares used in computing per share amounts:
Basic	17,391	17,678
Diluted	17,750	18,032
See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$30,180	$27,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,370	5,787
Stock-based compensation	4,158	3,275
Provision for bad debts	(113)	16
Loss on disposal of fixed assets	485	207
Tax benefit related to stock transactions	(2,335)	(992)
Deferred income taxes	(298)	5
Changes in assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	3,894	(14,198)
Inventories	(2,407)	(3,651)
Prepaid expenses and other assets	(970)	55
Prepaid income taxes	(4,230)	2,616
Accounts payable	(521)	1,463
Accrued liabilities	1,823	5,388
Deferred revenue	(2,017)	5,735
Income taxes payable	2,544	4,742
Accrued product warranty	(58)	(361)

Net cash provided by operating activities	37,505	37,594

Cash flows from investing activities:
Proceeds from sale of marketable securities	452	233
Purchase of property, plant and equipment	(7,757)	(6,880)
Purchase of business	(4,512)	(21,100)

Net cash used for investing activities	(11,817)	(27,747)

Cash flows from financing activities:
Net borrowings under line-of-credit	(3,092)	13,553
Proceeds from issuance of common stock	10,867	9,514
Tax benefit related to stock transactions	2,335	992
Repurchase of common stock	(15,349)	(22,024)
Dividends paid to noncontrolling interests	—	(453)

Net cash provided by (used for) financing activities	(5,239)	1,582

Effect of exchange rate changes on cash	2,244	273

Net increase (decrease) in cash and cash equivalents	22,693	11,702
Cash and cash equivalents, beginning of period	69,830	69,684

Cash and cash equivalents, end of period	$92,523	$81,386

Supplemental disclosures of cash flow information:
Income taxes paid	$15,789	$8,179
Interest expense paid	60	58
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	184	665
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
On December 12, 2010, Dionex, Thermo Fisher Scientific, Inc., a Delaware corporation (“Thermo Fisher”), and Weston D Merger Co., a Delaware corporation and a wholly owned subsidiary of Thermo Fisher (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into Dionex and Dionex will survive the merger and continue as a wholly owned subsidiary of Thermo Fisher (the “Merger”). Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, at the effective time of the Merger (the “Effective Time”), each share of common stock of Dionex issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $118.50 in cash, without interest.
The Merger Agreement includes customary representations, warranties and covenants of Dionex and Thermo Fisher. Dionex has agreed to operate its business and the business of its subsidiaries in the ordinary course of business consistent with past practices until the Effective Time. Dionex has also agreed not to solicit, initiate, knowingly encourage or knowingly facilitate alternative acquisition proposals and will not knowingly permit its representatives to solicit or encourage any alternative acquisition proposal, in each case, subject to certain exceptions set forth in the Merger Agreement. The Merger Agreement contains certain termination rights, including, subject to the terms of the agreement, if the Dionex Board of Directors determines to accept a “Superior Proposal” as defined in the Merger Agreement, and also provides that under certain circumstances, upon termination, Dionex may be required to pay Thermo Fisher a termination fee of $65 million. The closing of the merger is currently expected to take place early in our fiscal fourth quarter due to pending regulatory approvals.
New Accounting Standards Adopted
Transfers of Financial Assets
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new standards for the accounting for transfers of financial assets. These new standards amend the criteria for a transfer of a financial asset to be accounted for as a sale, establish more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, change the initial measurement of a transferor’s interest in transferred financial assets, eliminate the qualifying special-purpose entity concept and require enhanced disclosures. Dionex adopted these standards in the first quarter of fiscal 2011 and they did not have a material impact on our consolidated financial statements but did expand our disclosures about transfers of financial assets. Refer to Note 7 for additional information.
Financial Instruments
In January 2010, the FASB issued a new accounting standard to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which was effective for us in the first quarter of fiscal 2011. Other than requiring additional disclosures, adoption of this new standard did not have a material impact on our consolidated financial statements or any additional disclosures as Dionex did not have any financial instruments transfers between Level 1 and 2 during the six months ended December 31, 2010.
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
In October 2009, the FASB issued a new accounting standard for multiple deliverable revenue arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also issued a new accounting standard for certain revenue arrangements that include software elements. This new standard excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. Dionex prospectively adopted both these standards in the first quarter of fiscal 2011 for new and materially modified arrangements originating after July 1, 2010. The impact of adopting these standards was not material to net sales on our consolidated financial statements for the six months ended December 31, 2010. The new accounting standard for revenue recognition if applied in the same manner to the year ended June 30, 2010 would not have had a material impact on net sales or to our consolidated financial statements for that fiscal year.
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
Dionex’s basis for establishing VSOE of a deliverable’s selling price consists of standalone sales transactions when the same or similar product or service is sold separately. However, when services are never sold separately, such as product installation services, VSOE is based on the product’s estimated installation hours based on historical experience multiplied by the standard service billing rate. In determining VSOE, Dionex requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow price or hour range, as defined by Dionex. Dionex also considers the geographies in which the products or services are sold, major product and service groups, and other environmental variables in determining VSOE. Absent the existence of VSOE and TPE, our determination of a deliverable’s ESP involves evaluating several factors based on the specific facts and circumstances of these arrangements, which include pricing strategy and policies driven by geographies, market conditions, competitive landscape, correlation between proportionate selling price and list price established by management having the relevant authority, and other environmental variables in which the deliverable is sold.
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
The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share attributable to Dionex Corporation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Numerator:
Net income	$18,475	$16,582	$29,436	$26,919
Denominator:
Weighted average shares used to compute net income per common share — basic	17,394	17,654	17,391	17,678
Effect of dilutive stock options	408	371	359	354

Weighted average shares used to compute net income per common share — diluted	17,802	18,025	17,750	18,032

Basic earnings per share	$1.06	$0.94	$1.69	$1.52

Diluted earnings per share	$1.04	$0.92	$1.66	$1.49

Stock options to purchase 761,273 shares and 492,970 shares were excluded from the computation of diluted earnings per share in the three and six months ended December 31, 2009, respectively, because the exercise price of the stock options exceeded the average market price of the Company’s common stock and, as a result, would have had an anti-dilutive effect. There were no anti-dilutive shares for the three and six months ended December 31, 2010.
Note 3: Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, assets and liabilities are measured at fair value on a recurring basis as of the end of each reporting period. Dionex applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•	Level 1 inputs utilize observable data such as quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 inputs utilize data points other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs utilize unobservable data points for the asset or liability in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Money market (1)	$8,847	$8,847	$—	$—
Equity indexed derivatives (2)	2	—	2	—

Total	$8,849	$8,847	$2	$—

Liabilities:
Foreign currency contracts (3)	$5,003	$—	$5,003	$—

(1)	Included in “cash and cash equivalents” in our condensed consolidated balance sheets.

(2)	Included in “short-term investments” in our condensed consolidated balance sheets. The gross unrealized loss is not material.

(3)	Included in “other long-term liabilities” or “other accrued liabilities” in our condensed consolidated balance sheets.
Note 4: Derivative Securities
All derivatives, whether designated in hedging relationships or not, are required to be recorded on our consolidated balance sheets at fair value as either assets or liabilities. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge or net investment hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings.
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
Net Investment Hedge
Dionex uses a $10 million cross-currency swap arrangement for Japanese yen that expires in March 2012 to hedge the exchange rate exposure of our net investment in our Japanese subsidiary. Dionex considers the impact of its counterparty’s credit risk on the fair value of the contract as well as the ability to each party to execute under the contract. Dionex assessed and documented hedge effectiveness of the contract and designated it as a net investment hedge at the inception date, January 1, 2008. We reassess edge effectiveness on a quarterly basis. The gain or loss related to the effective portion of the hedge is reported in accumulated other comprehensive income as part of the foreign currency translation adjustment, and the gain or loss related to the ineffective portion, if any, is reported in other income (expense),net.
Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of foreign exchange forward contracts with high quality financial institutions to manage our exposure to the impact of fluctuations in foreign currency exchange rates on our intercompany receivables balances. Principal hedged currencies include the Euro, Japanese yen, Australian dollar, Canadian dollar, British pound sterling, and Swiss Francs. The periods of these forward contracts is approximately 30 days and have varying notional amounts that are intended to be consistent with changes in the underlying exposures and require Dionex to exchange foreign currencies for U.S. dollars at maturity. Gains (losses) on these contracts are reported as other income (expense) in the current period earnings.

Total gross notional amounts for outstanding derivatives were as follows:

	December 31,	June 30,
(in thousands)	2010	2010
Derivatives not designated as hedging instruments
Currency forwards:
Euro	$8,763	$17,659
Japanese yen	6,378	4,282
Australian dollar	1,217	791
Canadian dollar	1,197	853
British pound sterling	3,755	—
Swiss Francs	564	—
Derivatives designated as hedging instruments
Currency swaps	10,000	10,000

Total	$31,874	$33,585

The following table shows derivative instruments measured at gross fair value and balance sheet location on the condensed consolidated balance sheet:

	December 31, 2010		June 30, 2010
	Accrued	Other Long-	Accrued	Other Long-
(In thousands)	Liabilities	Term Liabilities	Liabilities	Term Liabilities
Derivatives designated as hedging instruments
Currency swaps	$—	$4,576	$—	$3,390
Derivatives not designated as hedging instruments
Currency forwards	$427	$—	$290	$—
The following table shows the effect of derivative instruments designated as hedging instruments and not designated as hedging instruments in the condensed consolidated statements of operations in the three and six months ended December 31, 2010 and 2009:

	Three Months		Six Months
	Ended December 31,		Ended December 31,
(In thousands)	2010	2009	2010	2009
Derivatives designated as hedging instruments
Net investment hedges
Unrealized gain/ (loss) recognized in other comprehensive income on derivatives	$(365)	$359	$(1,186)	$(542)
Realized gain/ (loss) reclassified from other comprehensive income into income	$—	$—	$—	$—

Derivatives not designated as hedging instruments
Currency forwards
Realized gain / (loss) included other income/(expense), net	$(848)	$34	$(3,009)	$(627)
Note 5: Balance Sheet Details
The following tables provide details of selected balance sheet items:

	December 31,	June 30,
(in thousands)	2010	2010
Inventories:
Finished goods	$26,756	$23,788
Work in process	1,799	1,781
Raw materials	15,025	11,889

	$43,580	$37,458

	December 31,	June 30,
	2010	2010
Property, Plant and Equipment, net:
Land	$27,931	$25,098
Buildings and improvements	50,825	48,396
Machinery, equipment and tooling	54,090	50,411
Furniture and fixtures	13,362	12,194
Construction-in-progress	13	13

	146,221	136,112
Accumulated depreciation and amortization	(66,237)	(60,050)

Property, plant and equipment, net	$79,984	$76,062

Depreciation expense was $2.6 million and $2.4 million in three months ended December 31, 2010 and 2009, respectively and $5.2 million and $4.6 million in six months ended December 31, 2010 and 2009, respectively.
Note 6: Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows for the six months ended December 31, 2010:

(in thousands)
Balance as of June 30, 2010	$35,013
Additions	11
Foreign currency translation impact	755

Balance as of December 31, 2010	$35,779

Intangible assets (net of accumulated amortization) were as follows:

	As of December 31, 2010			As of June 30, 2010
	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and trademarks	$8,788	$(2,881)	$5,907	$8,788	$(2,580)	$6,208
Developed technology	9,800	(1,720)	8,080	14,893	(10,456)	4,437
Customer relationships	5,356	(2,484)	2,872	5,119	(1,905)	3,214

Total	$23,944	$(7,085)	$16,859	$28,800	$(14,941)	$13,859

As a result of certain acquisitions, Dionex recorded trade names (intangible assets) totaling $2.8 million, which are not subject to amortization and are included in patents and trademarks.
Amortization expense related to all finite intangible assets was $0.8 million and $0.6 million in the three months ended December 31, 2010 and 2009, respectively and $1.6 million and $0.9 million in the six months ended December 31, 2010 and 2009, respectively.
Estimated future amortization expense related to finite lived intangible assets as of December 31, 2010 is as follows:

Remaining
Amortization
(in thousands)	Expense
Remainder of Fiscal 2011	$1,598
Fiscal 2012	2,878
Fiscal 2013	2,234
Fiscal 2014	1,775
Fiscal 2015	1,371
After Fiscal 2015	4,173

Total	$14,029

Note 7: Financing Arrangements
Dionex has unsecured credit agreements with domestic and international financial institutions. The agreements provide for revolving unsecured lines of credit that we utilize primarily for our general corporate purposes, including stock repurchases and working capital needs. As of December 31, 2010, we had a total of $28.9 million in available lines of credit, maturing on December 31, 2011 at an annual interest rate of approximately 1.9%.
One of our foreign subsidiaries transfers certain customer receivables to financial institutions at a discount up to approximately 2% (“discounted notes”) and accounts for these transfers as sales. The purpose of these transfers is to facilitate the funding of outstanding customer receivables by the Company. In the unlikely event that there is failure by the customers to repay the financial institutions for the discounted notes sold by Dionex, Dionex would be required to repurchase the discounted notes back, up to the specified amount outstanding. Under no other circumstance is Dionex obligated or do we have a right to repurchase these discounted notes. Dionex has determined that the fair value of these contingent liabilities under these arrangements are not material as of December 31, 2010 based on past experience of transferring discounted notes, which considers customers’ credit quality, historical loss experience, and whether the repurchase (if required in the event of a default) is probable and reasonably estimable. The length of time that these discounted notes are outstanding is approximately 90 days and during the six-months ended December 31, 2010, Dionex recorded no losses as a result of customers’ failures to repay the financial institutions. Total discounted notes transferred to the financial institutions during the six months ended December 31, 2010 was $6.1 million and outstanding discounted notes sold as of December 31, 2010 was approximately $4.9 million.
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
The changes in the warranty provision were as follows during the six months ended December 31:

(in thousands)	2010	2009
Balance as of June 30	$2,532	$3,028
Additions	2,663	1,595
Effects of foreign currencies exchange	152	61
Settlements	(2,727)	(1,920)

Balance as of December 31	$2,620	$2,764

Note 9: Stock-Based Compensation
Dionex’s Board of Directors authorized the 2004 Equity Incentive Plan (the “2004 Plan”). Shares reserved for future issuance under the 2004 Plan may be used for grants of stock options (“options”), restricted stock units (“RSUs”), and other types of awards.
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

The following table summarizes PSU activity under the 2004 Plan during the six months ended December 31, 2010:

Wtd. Avg.
Grant-Date
	Shares	Fair Value
PSUs outstanding as of June 30, 2010	—	—
Granted	11,688	$76.30
Vested	—	—
Changes in PSUs due to performance conditions	—	—
Forfeited	—	—

PSUs outstanding as of December 30, 2010	11,688	$76.30

As of December 31, 2010, there were $0.7 million in unrecognized compensation costs related to PSUs granted under the 2004 Plan. These costs are expected to be recognized over a weighted average period of 3.5 years.
Restricted Stock Units
The following table summarizes RSU activity under the 2004 Plan during the six months ended December 31, 2010:

		Wtd. Avg.
		Grant-Date
	Shares	Fair Value
RSUs outstanding as of June 30, 2010 (1)	87,776	$64.21
Granted	43,970	79.85
Others (1)	6,800	59.26
Released	(4,719)	90.46
Canceled	(3,142)	67.64

RSUs outstanding as of December 31, 2010	130,685	$68.18

(1)	Total RSUs outstanding as of June 30, 2010 previously reported excluded 6,800 RSUs to certain executives of the company. Such amounts have been added to the table above under “Others”.
As of December 31, 2010, there were $6.2 million in unrecognized compensation costs related to RSUs granted under the 2004 Plan. These costs are expected to be recognized over a weighted average period of 3.6 years.
Stock Options
The following table summarizes option activity under the 2004 Plan during the six months ended December 31, 2010:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	Outstanding	Price	(Years)	(in millions)
Options outstanding as of June 30, 2010	1,474,627	$57.05
Granted	232,412	77.34
Exercised	(200,065)	48.72
Canceled	(17,576)	69.65

Options outstanding as of December 31, 2010	1,489,398	$61.19	6.64	$84.6

Options vested and expected to vest as of December 31, 2010	1,454,476	$60.91	6.57	$83.0

Exercisable as of December 31, 2010	882,740	$54.57	5.18	$56.0

The total intrinsic value of options exercised in the six months ended December 31, 2010 was $9.7 million. As of December 31, 2010, there were $11.2 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.76 years.
The following assumptions were used to determine the fair value of the stock options using the Black-Scholes-Merton options pricing model for the six months ended December 31:

	2010	2009
Volatility	33%	34%
Risk-free interest rate	1.27% to 1.55%	2.5%
Expected life (in years)	4.7	4.7
Expected dividend	$0.00	$0.00

Employee Stock Purchase Plan
The following assumptions were used to determine the fair value of ESPP shares for the six months ended December 31:

	2010	2009
Volatility	30%	36%
Risk-free interest rate	0.20%	0.30%
Expected life (in years)	0.50	0.50
Expected dividend	$0.00	$0.00
The condensed consolidated statement of operations included the following stock-based compensation expense related to options, RSUs, PSUs, and ESPP for the three and six months ended December 31:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009
Cost of sales	$256	$221	$490	$379
Selling, general and administrative expenses	1,541	1,124	2,950	2,165
Research and development expenses	388	352	718	731

Total stock-based compensation expenses	2,185	1,697	4,158	3,275
Tax effect on stock-based compensation	(740)	(584)	(1,408)	(1,090)

Net effect on net income	$1,445	$1,113	$2,750	$2,185

Note 10: Stockholders’ equity
Common Stock Repurchases
During the three and six months ended December 31, 2010, we repurchased 15,477 and 202,660 shares of our common stock, respectively, on the open market for approximately $1.4 million and $15.3 million (at an average repurchase price of $90.27 and $75.74, respectively, per share), compared with 155,565 and 343,818 shares of our common stock, respectively, on the open market for approximately $10.9 million and $22.0 million (at an average repurchase price of $59.36 and $64.06, respectively, per share) in the same period of the prior fiscal year.
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
The components of comprehensive income attributable to Dionex Corporation were as follows for the three and six months ended December 31:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009
Net income, as reported	$18,858	$16,920	$30,180	$27,507
Foreign currency translation adjustments, net of taxes	817	(2,095)	10,032	2,767
Unrealized gain (loss) on net investment hedge, net of taxes	(365)	359	(1,186)	(542)
Unrealized gain on securities available for sale, net of taxes	1	—	1	1

Comprehensive income	$19,311	$15,184	$39,027	$29,733
Comprehensive income attributable to noncontrolling interests	383	338	744	588

Comprehensive income attributable to Dionex Corporation	$18,928	$14,846	$38,283	$29,145

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
Accounting standards relating to income taxes require that we continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets, depending on whether it is more likely than not that actual benefit of those assets will be realized in future periods. We have evaluated our deferred tax assets as of December 31, 2010 and concluded that it is more likely than not that the deferred tax assets will be realized in the future; therefore, the establishment or modification of a valuation allowance is not required. In addition, we adopted the provisions of the FASB’s accounting standard related to the accounting for uncertainty in income taxes. The accounting standard requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money.
Our total amount of unrecognized tax benefits as of December 31, 2010 was $7.6 million, of which $1.9 million, if recognized, would affect our effective tax rate compared to $8.0 million on June 30, 2010, of which $1.9 million, if recognized, would have affected our effective tax rate. The liability for income taxes associated with uncertain tax positions is classified in deferred and other income taxes payable.
We record interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2010, we had approximately $1.9 million accrued for estimated interest related to uncertain tax positions compared to approximately $1.7 million on June 30, 2010. During the six months ended December 31, 2010, we accrued a total of $301,000 in interest on these uncertain tax positions. At December 31, 2010, we had approximately $38,000 accrued for estimated penalties related to uncertain tax positions compared to approximately $69,000 on June 30, 2010. During the period ended December 31, 2010, we accrued no additional penalties on these uncertain tax positions.
We are subject to audit by the Internal Revenue Service and California Franchise Tax Board for the fiscal years 2006 through 2009. As we have operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state. We also file income tax returns for non-US jurisdictions; the most significant of which are Germany, Japan, the UK and Hong Kong. The years open to adjustment for Germany are for the fiscal years 2004 through 2009, fiscal years 2004 through 2009 for the UK and Hong Kong and fiscal years 2003 through 2009 for Japan.
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
Note 12: Commitments and Contingencies
In July 2008, Dionex acquired a Swedish company using a combination of cash and post-acquisition earn-out payment arrangements. Under the purchase agreement, earn-out payments of 70% for fiscal 2009, 30% for fiscal 2010 and 30% for 2011 as a percentage of the acquired company’s net income are payable to the seller at the end of each fiscal year. No payments were accrued during the six months ended December 31, 2010 as we do not believe payment is probable.
Certain facilities and equipment are leased under non-cancelable operating leases. Dionex generally pays taxes, insurance and maintenance costs on leased facilities and equipment. Rental expense for all operating leases was $1.6 million and $2.1 million in the three months ended December 31, 2010 and 2009, respectively and $3.2 million and $4.1 million in the six months ended December 31, 2010 and 2009, respectively.

Minimum rental commitments under these non-cancelable operating leases were as follows as of December 31, 2010:

(In thousands)
Less than 1 Year	$5,442
1-2 Years	2,906
2-3 Years	1,612
3-4 Years	738
4-5 Years	264
After 5 Years	1,378

Total	$12,340

Dionex enters into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments Dionex could be required to make under these indemnification agreements is not estimable, however, Dionex has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No material claims for such indemnifications were outstanding as of December 31, 2010. Dionex has not recorded any liabilities for these indemnification agreements as of December 31, 2010 or June 30, 2010.
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
Net sales for our products and services were as follows for the three and six months ended December 31:

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009
Products	$193,658	$172,892	$105,045	$93,610
Installation and Training Services	7,029	6,170	4,449	3,691
Maintenance	26,298	20,766	14,617	11,863

	$226,985	$199,828	$124,111	$109,164

Long-lived assets consist principally of property and equipment. No single customer contributed more than 10% of net sales during the three and six months ended December 31, 2010 and 2009, and net sales from services was less than 10% of net sales during the same period.

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
Our current portfolio of liquid chromatography (LC) systems is focused in two product areas: ion chromatography (IC) and high performance liquid chromatography (HPLC). In addition, we offer a mass spectrometer detector that can be coupled with either IC or HPLC systems. For sample preparation, we provide accelerated solvent extraction (ASE®) systems and AutoTrace® instruments and consumables. In addition, we also develop and manufacture columns, consumables, suppressors, detectors, automation, and software analysis systems for use in or with liquid chromatography systems. All these products can be used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications.
On December 12, 2010, Dionex, Thermo Fisher Scientific, Inc., a Delaware corporation (“Thermo Fisher”), and Weston D Merger Co., a Delaware corporation and a wholly owned subsidiary of Thermo Fisher (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into Dionex and Dionex will survive the merger and continue as a wholly owned subsidiary of Thermo Fisher (the “Merger”). Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, at the effective time of the Merger (the “Effective Time”), each share of common stock of Dionex issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $118.50 in cash, without interest.
The Merger Agreement includes customary representations, warranties and covenants of Dionex and Thermo Fisher. Dionex has agreed to operate its business and the business of its subsidiaries in the ordinary course of business consistent with past practices until the Effective Time. Dionex has also agreed not to solicit, initiate, knowingly encourage or knowingly facilitate alternative acquisition proposals and will not knowingly permit its representatives to solicit or encourage any alternative acquisition proposal, in each case, subject to certain exceptions set forth in the Merger Agreement. The Merger Agreement contains certain termination rights, including, subject to the terms of the agreement, if the Dionex Board of Directors determines to accept a “Superior Proposal” as defined in the Merger Agreement, and also provides that under certain circumstances, upon termination, Dionex may be required to pay Thermo Fisher a termination fee of $65 million. The closing of the merger is currently expected to take place early in our fiscal fourth quarter due to pending regulatory approvals.

Results of operations:
The following table summarizes our consolidated statements of income for the three and six months ended December 31, 2010 as compared to the three and six months ended December 31, 2009, as a percentage of net sales for the periods indicated:

	Three months ended December 31				Six months ended December 31
	2010		2009		2010		2009
		% of		% of		% of		% of
(In thousands)	Dollars	Net sales	Dollars	Net sales	Dollars	Net sales	Dollars	Net sales
Net sales	$124,111	100.0%	$109,164	100.0%	$226,985	100.0%	$199,828	100.0%
Cost of sales	43,322	34.9%	36,975	33.9%	79,794	35.2%	68,015	34.0%

Gross profit	80,789	65.1%	72,189	66.1%	147,191	64.8%	131,813	66.0%
Selling, general and administrative	43,920	35.5%	40,503	37.1%	84,186	37.1%	76,487	38.3%
Research and product development	9,370	7.5%	7,654	7.0%	17,383	7.7%	14,825	7.4%

Total operating expenses	53,290	43.0%	48,157	44.1%	101,569	44.8%	91,312	45.7%

Operating income	27,499	22.1%	24,032	22.0%	45,622	20.0%	40,501	20.3%
Interest income (expense), net	23	0.0%	(4)	0.0%	50	0.0%	43	0.0%

Other expense, net	(516)	(0.4)%	(494)	(0.5)%	(1,554)	(0.6)%	(454)	(0.2)%

Income before taxes	27,006	21.7%	23,534	21.5%	44,118	19.4%	40,090	20.1%
Taxes on income	8,148	6.5%	6,614	6.0%	13,938	6.1%	12,583	6.3%

Net income	18,858	15.2%	16,920	15.5%	30,180	13.3%	27,507	13.8%

Less: Net income attributable to noncontrolling interests	383	0.3%	338	0.3%	744	0.3%	588	0.3%

Net income attributable to Dionex	$18,475	14.9%	$16,582	15.2%	$29,436	13.0%	$26,919	13.5%

Net sales
For the three and six months ended December 31, 2010, consolidated net sales increased by $14.9 million or 14% and $27.1 million or 14%, respectively, as compared to the same corresponding period in the prior year. Our portfolio of HPLC systems strongly contributed to our net sales growth in part as a results of our acquisition of the ESA Life Sciences Tools business (“ESA products”) at the end of our first quarter of fiscal 2010, combined with the introduction of our UHPLC+ systems in fiscal 2010 and greater market acceptance of our ICS-5000 RFIC systems. Dionex is subject to the effects of currency fluctuations, which have an impact on net sales. Currency fluctuations did not have a significant impact on net sales for the three months ended December 31, 2010 and reduced sales by 1 percentage point for the six months ended December 31, 2010.
Net sales increased in all major regions partially as a result of a recovering global economy and greater market acceptance of our new IC and HLPC products. We continue to record strong results in North America. Sales outside of North America accounted for 74% of net revenue for the three months ended December 31, 2010 and 2009 and 72% and 73% for the six months ended December 31, 2010 and 2009, respectively. Sales directly to our end-user customers accounted for 95% and 93% for the three months ended and 95% and 94% for the six months ended in fiscal 2010 and 2009, respectively. International distributors and representatives in Europe, Asia, and other international markets accounted for the remaining percentage of net sales.

Net sales from a regional perspective
North America — Net sales in this region increased by 14% and 18% in reported dollars for the three and six months ended December 31, 2010, respectively, as compared to the corresponding periods in the prior fiscal year primarily due to the demand for our products in the power and life science markets. The overall demand in this region was driven by our HPLC products, and in part, by our new ICS-5000 Capillary RFIC Systems (“ICS-5000”), introduced in the second half of fiscal 2010.
Europe — Net sales in this region increased by 7% and 4% in reported dollars for the three and six months ended December 31, 2010, respectively, as compared to corresponding periods in the prior fiscal year (excluding the net impact of unfavorable currency movements, net sales increased by 11% and 10%, respectively, in the same periods). Growth in this region was driven by our HPLC portfolio, specifically ESA products added during fiscal 2010, and the introduction of the new UHPLC+ systems. In addition, we saw higher sales from our ICS-5000 products and IC consumables.
Asia / Pacific — Net sales in this region increased by 22% and 21% in reported dollars for the three and six months ended December 31, 2010, respectively, as compared to corresponding periods in the prior fiscal year (excluding the net impact of favorable currency movements, net sales increased by 18% in those same periods). The overall growth was primarily due to continued strength in the country of China, Japan, India and Korea as well as in the power, electronics, and chemicals markets. Our continued effort to make investments in our sales and service organization was pivotal to the growth in this region, combined with the net sales contributed from the ESA products in our HPLC portfolio.
Net sales from a product line perspective
IC — Net sales of our IC portfolio of products increased by 11% and 8% for the three and six months ended December 31, 2010, respectively, as compared to corresponding periods in the prior fiscal year primarily due to growth in North America and Asia/Pacific regions driven by higher demand in the power, electronics, chemicals, and food and beverage markets for our IC systems, consumables and related services.
HPLC — Net sales of our HPLC portfolio of products increased by 21% and 25% for the three and six months ended December 31, 2010, respectively, as compared to corresponding periods in the prior fiscal year in part due to the net sales generated from our ESA products acquired in the first half of fiscal 2010. Excluding net sales from our ESA products during the six months ended December 31, 2010, net sales increased by 16% over the same comparable period as a result of stronger demand for our other HPLC products. In particular, growth resulted from the strong acceptance of our newly introduced UHPLC+ systems in fiscal 2010 and continued growth in certain emerging markets, such as China and India.
Gross Profit
Gross profit as a percentage of net sales for the three and six months ended December 31, 2010 was 65.1% and 64.8%, respectively, as compared to 66.1% and 66.0%, respectively, in the corresponding periods in the prior fiscal year. The decline in gross margin of 1 and 1.2 percentage points for the three and six months ended December 31, 2010, respectively, was impacted by our ESA products acquired in fiscal 2010 and a combination of product and geographical sales mix.
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses as a percentage of net sales for the three and six months ended December 31, 2010 were 35.5% and 37.1%, respectively, as compared to 37.1% and 38.3%, respectively, in the corresponding periods in the prior fiscal year. SG&A expenses increased by $3.4 million, or 8% and $7.7 million or 10% for the three and six months ended December 31, 2010, respectively, as compared to corresponding periods in the prior fiscal year primarily due to headcount increases, including staff added from the ESA acquisition, annual salary increase and increased travelling, selling and other expenses for the continued expansion efforts to increase our presence in Europe and Asia/Pacific regions which attributed to the higher net sales reported. SG&A as a percentage of net sales declined compared to prior years due to better utilization of our sales and service organization.
Research and Product Development
Research and product development (R&D) expenses as a percentage of net sales for the three and six months ended December 31, 2010 were 7.5% and 7.7%, respectively, as compared to 7.0% and 7.4%, respectively, in the corresponding periods in the prior fiscal year. R&D expenses increased by $1.7 million or 22.4% and $2.6 million or 17.3% for the three and six months ended December 31, 2010, respectively, as compared to corresponding periods in the prior fiscal year, primarily due to increase in annual salary and higher R&D expenses. R&D expenses as a percentage of net sales was in line between both periods.
Interest Income
Interest income for the three and six months ended December 31, 2010 was $61,000 and $121,000, respectively, as compared to $32,000 and $115,000, respectively, in the corresponding periods in the prior fiscal year. Our interest income was affected by a combination of the maturity of one of our short-term investments and lower interest rates in the U.S. and Europe during the three and six months ended December 31, 2010.
Interest Expense
Interest expense for the three and six months ended December 31, 2010 was $38,000 and $71,000, respectively, as compared to $36,000 and $72,000, respectively, in the corresponding periods in the prior fiscal year. Our interest expense was affected by combination of a lower average balance in our borrowing under the line of credit in three and six months ended December 31, 2010.
Other Expense, Net
Other expense, net for the three and six months ended December 31, 2010 was $516,000 and $1,554,000, respectively, as compared to $494,000 and $454,000, respectively, in the corresponding periods in the prior fiscal year. The changes were primarily due to losses on foreign currency transactions during the three and six months ended December 31, 2010.
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
The taxes on income for the three and six months ended December 31, 2010 were $8.1 million and $13.9 million, respectively, as compared to $6.6 million and $12.6 million, respectively, in the corresponding periods in prior fiscal year. The effective tax rate for three and six months ended December 31, 2010 was 30.2% and 31.6%, respectively, as compared to 28.1% and 31.4%, respectively, in the corresponding periods in the prior fiscal year. The increase in effective tax rate for the three months ended December 31, 2010 was primarily due to the benefit of a favorable tax audit in the corresponding period in prior fiscal year. The change in the effective tax rate for the six months ended December 31, 2010 and 2009 was not significant.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three and six months ended December 31, 2010 was $0.4 million and $0.7 million, respectively, as compared to $0.3 million and $0.6 million, respectively, in the corresponding periods in the prior fiscal year. Net income attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income recorded by majority-owned international subsidiaries. The increase was due to better performance in India and Brazil.
Net Income Attributable to Dionex Corporation
Net income for the three and six months ended December 31, 2010 was $18.4 million and $29.4 million, respectively, as compared to $16.6 million and $26.9 million, respectively, in the corresponding periods in the prior fiscal year. The diluted earnings per share for three and six months ended December 31, 2010 were $1.04 and $1.66, respectively, as compared to $0.92 and $1.49, respectively, in the corresponding periods in the prior fiscal year.
Liquidity and Capital Resources
As of December 31, 2010, we had cash and cash equivalents and short-term investments of $92.5 million. Our working capital as of December 31, 2010 was $176.4 million, an increase of $36.3 million from $140.1 million reported as of June 30, 2010.

Cash generated by operating activities for the six months ended December 31, 2010 was $37.5 million, compared with $37.6 million for the same period last year. A higher level of income taxes payable due to lower payments made in fiscal 2011, a decrease in deferred revenues due to a lower level of uninstalled systems and service contracts sold at calendar year end, and an increase in accrued liabilities and accounts payable contributed to a higher operating cash flow. These changes were partially offset by an increase in accounts receivable due to higher sales toward the end of the second quarter of fiscal 2010.
Cash used for investing activities was $11.8 million in the first six months of fiscal 2011. Capital expenditures during the first six months of 2011 were $7.8 million, which included purchases related to our general operations, expansion of our manufacturing facility in Germany with the purchase of land, and effects of foreign currency translations. In addition, we also negotiated and paid a paid-up royalty for $4.5 million related to our ESA products.
Cash used by financing activities was $5.2 million during the first six months of fiscal 2011. Financing activities consisted primarily of common stock repurchases, partially offset by proceeds from issuances of shares pursuant to our equity incentive plan, repayment of short-term obligations, and the tax benefits related to stock options in the first six months of fiscal 2011.
Our available lines of credit totaled $28.9 million as of December 31, 2010. We believe our cash flow from operations, our existing cash and cash equivalents and our bank lines of credit will be adequate to meet our cash requirements for at least the next 12 months. The line of credit matures on December 31, 2011. The impact of inflation on our financial position and results of operations was not significant during any of the periods presented.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at December 31, 2010, and the payments due in future periods:

	Payments Due by Period
		Less
(in thousands)		Than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Short-Term Borrowings	$52	$52	$—	$—	$—
Debt Associated with Business Purchase	527	527	—	—	—
Operating Lease Obligations	12,340	5,442	4,518	1,002	1,378

Total	$12,919	$6,021	$4,518	$1,002	$1,378

As of December 31, 2010, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and interest deductions was $1.9 million. As of December 31, 2010, we had accrued $1.9 million of interest and $38,000 of penalties associated with uncertain tax positions. We cannot conclude on the range of cash payments that will be made within the next 12 months associated with these uncertain tax positions.
New Accounting Pronouncements
Refer to Note 1 in the Notes to Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report in Form 10-Q..
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
There have been no significant changes during the three and six months ended December 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of

Operations section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to financial market risks from fluctuations in foreign currency exchange rates, interest rates and stock prices of marketable securities. With the exception of the stock price volatility of our marketable equity securities, we manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of nonperformance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices could cause significant changes in the costs to manufacture and deliver our products and in customers’ buying practices. We have not substantially changed our risk management practices during fiscal 2010 or the first six months of fiscal 2011 and we do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our current risk management practices.
Foreign Currency Exchange
Revenues generated from international operations are generally denominated in foreign currencies. We entered into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. As of December 31, 2010, we had forward exchange contracts to sell foreign currencies totaling approximately $21.9 million, including approximately $8.8 million in Euros, $6.4 million in Japanese yen, $1.2 million in Australian dollars, $1.2 million in Canadian dollars, $3.7 million in British pound sterling, and $0.6 million in Swiss Francs. As of June 30, 2010, we had forward exchange contracts to sell foreign currencies totaling approximately $23.7 million, including approximately $17.7 million in Euros, $4.3 million in Japanese yen, $0.8 million in Australian dollars and $0.9 million in Canadian dollars. The foreign exchange contracts outstanding at the end of the period mature within one month. As of December 31, 2010 and June 30, 2010, we have approximately $0.4 million and $0.3 million, respectively, in other current liabilities in the condensed consolidated balance sheets related to the foreign currency exchange contracts. For the six months ended December 31, 2010 and 2009, we recorded realized pre-tax losses of approximately $3.0 million and $0.6 million, respectively, related to the closed foreign exchange forward contracts.
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
Interest and Investment Income
Our interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at December 31, 2010 and June 30, 2010 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on our actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense
At December 31, 2010, we had short-term borrowings of $52,000. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding debt balance at December 31, 2010, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements and the level of borrowings maintained by us.

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2010 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.
During the quarter ended December 31, 2010, there were no changes to our overall internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act) during the period covered by this quarterly report on Form 10-Q.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Litigation Related to the Tender Offer
On December 14, 2010, Dr. Alan Weisberg filed a putative class action lawsuit in the Superior Court of the State of California, County of Santa Clara, purportedly on behalf of the stockholders of Dionex, against Dionex, its directors and Thermo Fisher, alleging, among other things, that Dionex’s directors, aided and abetted by Dionex and Thermo Fisher, breached their fiduciary duties owed to Dionex stockholders in connection with the proposed acquisition of Dionex by Thermo Fisher and Purchaser. The complaint seeks, among other things, to enjoin the defendants from completing the acquisition as currently contemplated. Dionex intends to take all appropriate actions to defend the lawsuit.
ITEM 1A. RISK FACTORS
You should consider carefully the following risk factors as well as other information in this report before investing in any of our securities. If any of the following risks actually occur, our business operating results and financial condition could be adversely affected. This could cause the market price for our common stock to decline, and you may lose all or part of your investment. These risk factors include any material changes to, and supersede, the risk factors previously disclosed in our most recent annual report on Form 10-K and our quarterly report for the first quarter of fiscal 2011.
Failure to complete the acquisition by Thermo Fisher Scientific, Inc. (“Thermo Fisher”) could negatively impact our stock price and adversely affect our future financial condition, operations and prospects.
If our acquisition by Thermo Fisher is not completed for any reason, we may be subject to a number of material risks, including the following:
• if the merger agreement is terminated, we may be required in specific circumstances, to pay a termination fee of $65 million to Thermo Fisher;
• the price of our common stock may decline to the extent that the current market price of our stock reflects an assumption that the acquisition will be completed;
• we must pay significant transaction-related expenses related to the acquisition, including substantial legal and accounting fees, and other expenses related to the acquisition, even if the acquisition is not completed.
These risks could negatively impact our stock price and adversely affect our future financial condition, operations and prospects. If the merger agreement is terminated and our Board of Directors determines to seek another merger or business combination, it may not be able to find a party willing to pay an equivalent or more attractive price than that which would have been paid in the Tender Offer or Merger with Thermo Fisher.

Our operations may be disrupted by the transaction with Thermo Fisher.
Our day to day operations may be disrupted due to the substantial time and effort our management must devote to complete the transaction. In addition, our current and prospective employees may experience uncertainty about their future role with us or Thermo Fisher. This may adversely affect our ability to attract and retain key management and other personnel.
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
We have significant manufacturing and distribution facilities, particularly in California and in Germany. In particular, California has experienced a number of earthquakes, wildfires, flooding, landslides and other natural disasters in recent years. Occurrences of these types of events could damage or destroy our facilities which may result in interruptions to our business and losses that exceed our insurance coverage. Terrorist attacks have contributed to economic instability in the U.S. (such as those that occurred on September 11, 2001), and further acts of terrorism, bioterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained or incorporated in this document. Any of these events could have an adverse effect on our operating results and financial condition.
If we fail to properly transition manufacturing currently performed at the ESA Biosciences facility to our manufacturing facilities in Germany and Sunnyvale, we may experience shipment delays, cost overruns, excess inventory and other problems, which may adversely impact our business and operating results.
We are in the process of transitioning manufacturing of our Corona, electrochemical detectors and flow cells from the ESA Biosciences manufacturing facility in Massachusetts to our manufacturing facilities in Germany and Sunnyvale. This transition is scheduled to be completed by the end of fiscal 2011. If the transition does not go as expected, it could potentially result in the following issues, each of which may have an adverse effect on our business and operating results and our business reputation:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Repurchases
We repurchased shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. We started a series of repurchase programs in 1989 with the board of directors authorizing future repurchases of an additional 1.0 million shares of common stock in October 2009 as well as authorizing the repurchase of additional shares of common stock equal to the number of shares of common stock issued pursuant to our employee stock plans.
The following table indicates common shares repurchased and additional shares added to the repurchase program during the three months ended December 31, 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total
			Number of		Maximum
			Shares		Number of
			Purchased	Additional	Shares that
	Total	Avg.	as Part of	Shares	May Yet Be
	Number	Price	Publicly	Authorized	Purchased
	of Shares	Paid	Announced	for	Under the
Period	Purchased	per Share	Program	Purchase (1)	Program (2)
October 1 - 31, 2010	—	—	8,776,852	49,495	731,955
November 1 - 30, 2010	15,477	$90.27	8,792,329	76,816	793,294
December 1 - 31, 2010	—	—	8,792,329	40,786	834,080

Total	15,477	$90.27	8,792,329	167,097	834,080

(1)	The number of shares represents the number of shares issued pursuant to employee stock plans that are authorized for purchase.

(2)	The number of shares includes (i) 1.0 million shares of common stock approved for repurchases in October 2009, plus (ii) that number of shares of common stock equal to the number of shares issued pursuant to employee stock plans subsequent to October 2009 minus the number of shares repurchased, plus (iii) the number of shares remaining from the repurchase authorization in August 2006.
Dividends
As of December 31, 2010, we had paid no cash dividends on our common stock and we do not anticipate doing so in the foreseeable future.

EXHIBIT INDEX

Exhibit
Number	Description	Reference
3.1	Restated Certificate of Incorporation, filed December 12, 1988	(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation, filed December 1, 1999 (Exhibit 3.2)	(8)

3.3	Amended and Restated Bylaws, August 6, 2008 (Exhibit 99.1)	(12)

10.1*	Medical Care Reimbursement Plan as amended October 30, 2007 (Exhibit 10.1)	(9)

10.2	Credit Agreement dated December 23, 2009 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.2)	(4)

10.3*	Management Incentive Bonus Plan dated August 6, 2009 (Exhibit 99.1)	(6)

10.4*	Dionex Corporation 2004 Equity Incentive Plan, as amended October 2007 (Exhibit 10.1)	(10)

10.5*	Form of Stock Option Agreement for non-employee directors (Exhibit 10.5)	(11)

10.6*	Form of Stock Option Agreement for other than non-employee directors (Exhibit 10.6)	(11)

10.7*	Form of Stock Unit Award Agreement (Exhibit 10.2)	(10)

10.8*	Form of International Stock Option Agreement (Exhibit 10.8)	(9)

10.9*	Form of Stock Unit Award Agreement for U.S. employees	(2)

10.10*	Form of Stock Unit Award Agreement for International employees	(2)

10.11*	Employee Stock Participation Plan (Exhibit 10.13)	(5)

10.12*	Form of Performance Stock Unit Grant Notice	(3)

10.13*	Change in Control Severance Benefit Plan as amended December 12, 2010 (Exhibit 10.1)	(14)

10.14*	Summary of Compensation Arrangements with named executive officers	(7)

10.15*	Form of Indemnification Agreement (Exhibit 10.1)	(13)

10.16*	Agreement and Plan of Merger with Thermo Fisher Scientific, Inc. dated December 12, 2010 (Exhibit 2.1)	(14)

10.17*	First Amendment to Employee Stock Purchase Plan (Exhibit 10.1)	(14)

10.18*	Letter dated December 15, 2010 between Dionex Corporation and Frank Witney	(14)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed September 20, 1989.

(2)	Incorporated by reference to the indicated exhibit in our Form 10-K filed August 29, 2008.

(3)	Incorporated by reference to the indicated exhibit in our Form 10-K filed August 27, 2010.

(4)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 9, 2010.

(5)	Incorporated by reference to the indicated exhibit in our Form 10-K filed September 10, 2004.

(6)	Incorporated by reference to the indicated exhibit in our Form 8-K filed August 10, 2009.

(7)	Incorporated by reference to the indicated exhibit in our Form 8-K filed August 9, 2010 and August 16, 2010.

(8)	Incorporated by reference to the indicated exhibit in our Form 10-K filed August 29, 2007.

(9)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed November 9, 2007.

(10)	Incorporated by reference to the indicated exhibit in our Form 8-K filed October 15, 2007.

(11)	Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 8, 2008.

(12)	Incorporated by reference to the indicated exhibit in our Form 8-K filed August 11, 2008.

(13)	Incorporated by reference to the indicated exhibit in our Form 8-K filed November 3, 2008.

(14)	Incorporated by reference to the indicated exhibit in our Form 8-K filed December 16, 2010.

*	Management contract or compensatory plan or arrangement.

†	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION (Registrant)
Date: February 8, 2011	By:	/s/ Craig A. McCollam
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