Form 10-Q
period 2011-03-31
DIONEX CORP /DE
filed 2011-05-06
CIK 708850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 2, 2011:

CLASS	NUMBER OF SHARES

Common Stock	17,515,078

DIONEX CORPORATION
INDEX

Page (s)
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of March 31, 2011 and June 30, 2010	3
Condensed Consolidated Statements of Income for the Three and Nine months Ended March 31, 2011 and 2010	4
Condensed Consolidated Statements of Cash Flows for the Nine months Ended March 31, 2011 and 2010	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	23
ITEM 4. Controls and Procedures	24
PART II. OTHER INFORMATION	24
ITEM 1. Legal Proceedings	24
ITEM 1A. Risk Factors	24
ITEM 6. Exhibits
SIGNATURES	31
Exhibit 10.3
Exhibit 10.13
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
DIONEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$107,328	$69,830
Short-term investments	2	448
Accounts receivable (net of allowance for doubtful accounts of $537 at March 31, 2011 and $543 at June 30, 2010)	96,242	86,780
Inventories	47,943	37,458
Deferred taxes	12,912	14,036
Prepaid expenses and other current assets	25,999	18,991

Total current assets	290,426	227,543
Property, plant and equipment, net	83,758	76,062
Goodwill	36,314	35,013
Intangible assets, net	16,101	13,859
Other assets	10,285	9,511

	$436,884	$361,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under line of credit	$49	$3,149
Accounts payable	19,030	17,303
Accrued liabilities	38,369	33,980
Deferred revenue	27,497	25,203
Income taxes payable	4,677	5,247
Accrued product warranty	2,841	2,532

Total current liabilities	92,463	87,414
Deferred and other income taxes payable	20,987	16,427
Other long-term liabilities	4,806	7,272
Commitments and other contingencies (Note 12)
Stockholders’ equity:
Dionex Corporation stockholders’ equity
Preferred stock (par value $.001 per share; 1,000,000 shares authorized; none outstanding)	—	—
Common stock (par value $.001 per share; 80,000,000 shares authorized; issued and outstanding: 17,516,089 shares at March 31, 2011 and 17,437,276 shares at June 30, 2010)	228,871	207,855
Retained earnings	67,529	34,195
Accumulated other comprehensive income	19,856	6,733

Total Dionex Corporation stockholders’ equity	316,256	248,783
Noncontrolling interests	2,372	2,092

Total stockholders’ equity	318,628	250,875

	$436,884	$361,988

See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net sales	$123,090	$112,782
Cost of sales	43,426	35,295

Gross profit	79,664	77,487

Operating expenses:
Selling, general and administrative	45,915	42,218
Research and product development	8,964	8,355

Total operating expenses	54,879	50,573

Operating income	24,785	26,914
Interest income	79	156
Interest expense	(15)	(262)
Other expense, net	(685)	426

Income before taxes	24,164	27,234
Taxes on income	6,888	8,997

Net income	17,276	18,237
Less: Net income attributable to noncontrolling interests	448	506

Net income attributable to Dionex Corporation	$16,828	$17,731

Basic earnings per share attributable to Dionex Corporation	$0.96	$1.01

Diluted earnings per share attributable to Dionex Corporation	$0.94	$0.99

Shares used in computing per share amounts:
Basic	17,483	17,638
Diluted	17,974	17,957
See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010
Net sales	$350,075	$312,610
Cost of sales	123,220	103,310

Gross profit	226,855	209,300

Operating expenses:
Selling, general and administrative	130,101	118,705
Research and product development	26,348	23,180

Total operating expenses	156,449	141,885

Operating income	70,406	67,415
Interest income	200	271
Interest expense	(86)	(335)
Other expense, net	(2,238)	(28)

Income before taxes	68,282	67,323
Taxes on income	20,826	21,579

Net income	47,456	45,744
Less: Net income attributable to noncontrolling interests	1,192	1,094

Net income attributable to Dionex Corporation	$46,264	$44,650

Basic earnings per share	$2.66	$2.53

Diluted earnings per share	$2.60	$2.48

Shares used in computing per share amounts:
Basic	17,422	17,671
Diluted	17,824	18,014
See notes to condensed consolidated financial statements.

DIONEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$47,456	$45,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,251	8,929
Stock-based compensation	6,160	5,043
Provision for bad debts	(141)	14
Loss on disposal of fixed assets	942	168
Tax benefit related to stock transactions	(3,094)	(1,656)
Deferred income taxes	(367)	989
Changes in assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(2,797)	(18,889)
Inventories	(5,299)	(6,764)
Prepaid expenses and other assets	553	(603)
Prepaid income taxes	(6,439)	1,419
Accounts payable	1,453	3,477
Accrued liabilities	(3,788)	2,957
Deferred revenue	1,660	8,391
Income taxes payable	4,100	5,012
Accrued product warranty	88	(322)

Net cash provided by operating activities	50,738	53,909

Cash flows from investing activities:
Proceeds from sale of marketable securities	452	233
Purchase of property, plant and equipment	(12,722)	(9,182)
Proceeds from sale of property, plant, and equipment	—	42
Purchase of intangible assets	(4,512)	—
Purchase of business	—	(21,147)

Net cash used for investing activities	(16,782)	(30,054)

Cash flows from financing activities:
Net borrowings under line-of-credit	(3,095)	16,524
Proceeds from issuance of common stock	14,182	14,613
Tax benefit related to stock transactions	3,094	1,656
Repurchase of common stock	(15,350)	(31,200)
Dividends paid to noncontrolling interests	—	(453)

Net cash provided by (used for) financing activities	(1,169)	1,140

Effect of exchange rate changes on cash	4,711	(1,755)

Net increase (decrease) in cash and cash equivalents	37,498	23,240
Cash and cash equivalents, beginning of period	69,830	69,684

Cash and cash equivalents, end of period	$107,328	$92,924

Supplemental disclosures of cash flow information:
Income taxes paid	$23,679	$16,278
Interest expense paid	73	119
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property, plant and equipment	233	578
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
The Merger Agreement includes customary representations, warranties and covenants of Dionex and Thermo Fisher. Dionex has agreed to operate its business and the business of its subsidiaries in the ordinary course of business consistent with past practices until the Effective Time. Dionex has also agreed not to solicit, initiate, knowingly encourage or knowingly facilitate alternative acquisition proposals and will not knowingly permit its representatives to solicit or encourage any alternative acquisition proposal, in each case, subject to certain exceptions set forth in the Merger Agreement. The Merger Agreement contains certain termination rights, including, subject to the terms of the agreement, if the Dionex Board of Directors determines to accept a “Superior Proposal” as defined in the Merger Agreement, and also provides that under certain circumstances, upon termination, Dionex may be required to pay Thermo Fisher a termination fee of $65 million. The closing of the merger is currently expected to take place in the middle of May 2011 after receipt of a pending regulatory approval in Europe.
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
Financial Instruments
In January 2010, the FASB issued a new accounting standard to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which was effective for us in the first quarter of fiscal 2011. Other than requiring additional disclosures, adoption of this new standard did not have a material impact on our consolidated financial statements or any additional disclosures as Dionex did not have any financial instruments transfers between Level 1 and 2 during the nine months ended March 31, 2011.
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
In October 2009, the FASB issued a new accounting standard for multiple deliverable revenue arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also issued a new accounting standard for certain revenue arrangements that include software elements. This new standard excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. Dionex prospectively adopted both these standards in the first quarter of fiscal 2011 for new and materially modified arrangements originating after July 1, 2010. The impact of adopting these standards was not material to net sales on our consolidated financial statements for the nine months ended March 31, 2011. The new accounting standard for revenue recognition if applied in the same manner to the year ended June 30, 2010 would not have had a material impact on net sales or to our consolidated financial statements for that fiscal year.
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
The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share attributable to Dionex Corporation:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2011	2010	2011	2010
Numerator:
Net income	$16,828	$17,731	$46,264	$44,650
Denominator:
Weighted average shares used to compute net income per common share — basic	17,483	17,638	17,422	17,671
Effect of dilutive stock options	491	319	402	343

Weighted average shares used to compute net income per common share — diluted	17,974	17,957	17,824	18,014

Basic earnings per share	$0.96	$1.01	$2.66	$2.53

Diluted earnings per share	$0.94	$0.99	$2.60	$2.48

Stock options to purchase 760,026 shares were excluded from the computation of diluted earnings per share in the three months ended March 31, 2010, and options to purchase 23,705 shares and 660,769 shares were excluded from the computation of diluted earnings per share in the nine months ended March 31, 2011 and 2010, respectively, because the exercise price of the stock options exceeded the average market price of the Company’s common stock and, as a result, would have had an anti-dilutive effect.
Note 3: Fair Value Measurements
In accordance with the accounting standards for fair value measurements and disclosures, assets and liabilities are measured at fair value on a recurring basis as of the end of each reporting period. Dionex applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•	Level 1 inputs utilize observable data such as quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 inputs utilize data points other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs utilize unobservable data points for the asset or liability in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Money market (1)	$18,496	$18,496	$—	$—
Equity indexed derivatives (2)	2	—	2	—

Total	$18,498	$18,496	$2	$—

Liabilities:
Foreign currency contracts (3)	$4,409	$—	$4,409	$—

(1)	Included in “cash and cash equivalents” in our condensed consolidated balance sheets.

(2)	Included in “short-term investments” in our condensed consolidated balance sheets. The gross unrealized loss is not material.

(3)	Included in “other long-term liabilities” or “other accrued liabilities” in our condensed consolidated balance sheets.
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
Net Investment Hedge
Dionex uses a $10 million cross-currency swap arrangement for Japanese yen that expires in March 2012 to hedge the exchange rate exposure of our net investment in our Japanese subsidiary. Dionex considers the impact of its counterparty’s credit risk on the fair value of the contract as well as the ability to each party to execute under the contract. Dionex assessed and documented hedge effectiveness of the contract and designated it as a net investment hedge at the inception date, January 1, 2008. We reassess edge effectiveness on a quarterly basis. The gain or loss related to the effective portion of the hedge is reported in accumulated other comprehensive income as part of the foreign currency translation adjustment, and the gain or loss related to the ineffective portion, if any, is reported in other income (expense), net.
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

Total gross notional amounts for outstanding derivatives were as follows:

	March 31,	June 30,
(in thousands)	2011	2010
Derivatives not designated as hedging instruments
Currency forwards:
Euro	$5,909	$17,659
Japanese yen	5,401	4,282
Australian dollar	983	791
Canadian dollar	1,432	853
British pound sterling	2,582	—
Swiss francs	456	—
Derivatives designated as hedging instruments
Currency swaps	10,000	10,000

Total	$26,763	$33,585

The following table shows derivative instruments measured at gross fair value and balance sheet location on the condensed consolidated balance sheet:

	March 31, 2011		June 30, 2010
	Accrued	Other Long-	Accrued	Other Long-
(In thousands)	Liabilities	Term Liabilities	Liabilities	Term Liabilities
Derivatives designated as hedging instruments
Currency swaps	$4,252	$—	$—	$3,390
Derivatives not designated as hedging instruments
Currency forwards	$157	$—	$290	$—
The following table shows the effect of derivative instruments designated as hedging instruments and not designated as hedging instruments in the condensed consolidated statements of operations in the three and nine months ended March 31, 2011 and 2010:

	Three Months		Nine months
	Ended March 31,		Ended March 31,
(In thousands)	2011	2010	2011	2010
Derivatives designated as hedging instruments
Net investment hedges
Unrealized gain (loss) recognized in other comprehensive income on derivatives	$324	$76	$(862)	$(466)
Realized gain (loss) reclassified from other comprehensive income into income	$—	$—	$—	$—

Derivatives not designated as hedging instruments
Currency forwards
Realized gain (loss) included other income (expense), net	$(435)	$598	$(3,444)	$(29)
Note 5: Balance Sheet Details
The following tables provide details of selected balance sheet items:

	March 31,	June 30,
(In thousands)	2011	2010
Inventories:
Finished goods	$28,062	$23,788
Work in process	1,473	1,781
Raw materials	18,408	11,889

	$47,943	$37,458

	March 31,	June 30,
	2011	2010
Property, Plant and Equipment, net:
Land	$28,303	$25,098
Buildings and improvements	54,496	48,396
Machinery, equipment and tooling	56,236	50,411
Furniture and fixtures	13,532	12,194
Construction-in-progress	245	13

	152,812	136,112
Accumulated depreciation and amortization	(69,054)	(60,050)

Property, plant and equipment, net	$83,758	$76,062

Depreciation expense was $2.7 million and $2.9 million in three months ended March 31, 2011 and 2010, respectively and $7.9 million and $7.6 million in nine months ended March 31, 2011 and 2010, respectively.
Note 6: Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows for the nine months ended March 31, 2011:

(in thousands)
Balance as of June 30, 2010	$35,013
Additions	12
Foreign currency translation impact	1,289

Balance as of March 31, 2011	$36,314

Intangible assets (net of accumulated amortization) were as follows:

	As of March 31, 2011			As of June 30, 2010
	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and trademarks	$8,788	$(3,031)	$5,757	$8,788	$(2,580)	$6,208
Developed technology	9,800	(2,145)	7,655	14,893	(10,456)	4,437
Customer relationships	5,431	(2,742)	2,689	5,119	(1,905)	3,214

Total	$24,019	$(7,918)	$16,101	$28,800	$(14,941)	$13,859

As a result of certain acquisitions, Dionex recorded trade names (intangible assets) totaling $2.8 million, which are not subject to amortization and are included in patents and trademarks.
Amortization expense related to all finite intangible assets was $0.8 million and $0.6 million in the three months ended March 31, 2011 and 2010, respectively and $2.4 million and $1.5 million in the nine months ended March 31, 2011 and 2010, respectively.
Estimated future amortization expense related to finite lived intangible assets as of March 31, 2011 is as follows:

Remaining
Amortization
(in thousands)	Expense
Remainder of Fiscal 2011	$796
Fiscal 2012	2,878
Fiscal 2013	2,234
Fiscal 2014	1,775
Fiscal 2015	1,374
After Fiscal 2015	4,210

Total	$13,267

Note 7: Financing Arrangements
Dionex has unsecured credit agreements with domestic and international financial institutions. The agreements provide for revolving unsecured lines of credit that we utilize primarily for our general corporate purposes, including stock repurchases and working capital needs. As of March 31, 2011, we had a total of $28.5 million in available lines of credit, maturing on December 31, 2011 at an annual interest rate of approximately ranging from 5.60% to 6.71%.
One of our foreign subsidiaries transfers certain customer receivables to financial institutions at a discount up to approximately 2% (“discounted notes”) and accounts for these transfers as sales. The purpose of these transfers is to facilitate the funding of outstanding customer receivables by the Company. In the unlikely event that there is failure by the customers to repay the financial institutions for the discounted notes sold by Dionex, Dionex would be required to repurchase the discounted notes back, up to the specified amount outstanding. Under no other circumstance is Dionex obligated or do we have a right to repurchase these discounted notes. Dionex has determined that the fair value of these contingent liabilities under these arrangements are not material as of March 31, 2011 based on past experience of transferring discounted notes, which considers customers’ credit quality, historical loss experience, and whether the repurchase (if required in the event of a default) is probable and reasonably estimable. The length of time that these discounted notes are outstanding is approximately 90 days and during the six-months ended March 31, 2011, Dionex recorded no losses as a result of customers’ failures to repay the financial institutions. Total discounted notes transferred to the financial institutions during the nine months ended March 31, 2011 was $10.6 million and outstanding discounted notes sold as of March 31, 2011 was approximately $4.6 million.
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
The changes in the warranty provision were as follows during the nine months ended March 31:

(in thousands)	2011	2010
Balance, beginning	$2,532	$3,028

Additions	4,257	2,789

Effects of foreign currencies exchange	216	(35)
Settlements	(4,164)	(3,076)

Balance, end	$2,841	$2,706

Note 9: Stock-Based Compensation
Dionex’s Board of Directors authorized the 2004 Equity Incentive Plan (the “2004 Plan”). Shares reserved for future issuance under the 2004 Plan may be used for grants of stock options (“options”), restricted stock units (“RSUs”), and other types of awards.
Dionex also sponsors the Employee Stock Purchase Plan (the “ESPP”) in which eligible employees may contribute up to 10% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to certain annual limitations. The employees purchased 21,088 and 39,919 shares during the three and nine months ended March 31, 2011, respectively, for approximately $1.4 million and $2.5 million, respectively, under the ESPP. The ESPP was terminated as a result of the pending tender offer by Thermo Fisher immediately following the last offering in January 2011.
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

The following table summarizes PSU activity under the 2004 Plan during the nine months ended March 31, 2011:

Wtd. Avg.
Grant-Date
	Shares	Fair Value
PSUs outstanding as of June 30, 2010	—	—
Granted	11,688	$76.30
Vested	—	—
Changes in PSUs due to performance conditions	—	—
Forfeited	—	—

PSUs outstanding as of March 31, 2011	11,688	$76.30

As of March 31, 2011, there were $0.6 million in unrecognized compensation costs related to PSUs granted under the 2004 Plan. These costs are expected to be recognized over a weighted average period of 3.3 years.
Restricted Stock Units
The following table summarizes RSU activity under the 2004 Plan during the nine months ended March 31, 2011:

		Wtd. Avg.
		Grant-Date
	Shares	Fair Value
RSUs outstanding as of June 30, 2010 (1)	87,776	$64.21
Granted	43,970	79.85
Others (1)	6,800	59.26
Released	(4,719)	90.46
Canceled	(3,519)	68.15

RSUs outstanding as of March 31, 2011	130,308	$68.17

(1)	Total RSUs outstanding as of June 30, 2010 previously reported excluded 6,800 RSUs to certain executives of the company. Such amounts have been added to the table above under “Others”.
As of March 31, 2011, there were $5.7 million in unrecognized compensation costs related to RSUs granted under the 2004 Plan. These costs are expected to be recognized over a weighted average period of 3.3 years.
Stock Options
The following table summarizes option activity under the 2004 Plan during the nine months ended March 31, 2011:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	Outstanding	Price	(Years)	(in millions)
Options outstanding as of June 30, 2010	1,474,627	$57.05
Granted	232,412	77.34
Exercised	(236,835)	49.33
Canceled	(19,086)	69.86

Options outstanding as of March 31, 2011	1,451,118	$61.39	6.44	$82.2

Options vested and expected to vest as of March 31, 2011	1,422,975	$61.16	6.39	$81.0

Exercisable as of March 31, 2011	900,726	$55.50	5.13	$56.3

The total intrinsic value of options exercised in the nine months ended March 31, 2011 was $11.7 million. As of March 31, 2011, there were $9.8 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.59 years.

The following assumptions were used to determine the fair value of the stock options using the Black-Scholes-Merton options pricing model for the nine months ended March 31:

	2011	2010
Volatility	33%	33% to 34%
Risk-free interest rate	1.27% to 1.55%	2.4% to 2.5%
Expected life (in years)	4.7	4.6
Expected dividend	$0.00	$0.00
Employee Stock Purchase Plan
The following assumptions were used to determine the fair value of ESPP shares for the nine months ended March 31:

	2011	2010
Volatility	30%	20% to 36%
Risk-free interest rate	0.20%	0.2% 0.3%
Expected life (in years)	0.50	0.50
Expected dividend	$0.00	$0.00
The condensed consolidated statement of operations included the following stock-based compensation expense related to options, RSUs, PSUs, and ESPP for the three and nine months ended March 31:

	Three Months Ended		Nine months Ended
	March 31,		March 31,
(in thousands)	2011	2010	2011	2010
Cost of sales	$214	$227	$705	$606
Selling, general and administrative expenses	1,438	1,170	4,388	3,335
Research and development expenses	350	370	1,069	1,102

Total stock-based compensation expenses	2,002	1,767	6,162	5,043
Tax effect on stock-based compensation	(571)	(479)	(1,979)	(1,569)

Net effect on net income	$1,431	$1,288	$4,183	$3,474

Note 10: Stockholders’ equity
Common Stock Repurchases
During the nine months ended March 31, 2011, we repurchased 202,660 shares of our common stock on the open market for approximately $15.3 million (at an average repurchase price of $75.74 per share). There were no repurchases during the three months ended March 31, 2011. During the three and nine months ended March 31, 2010, we repurchased 132,308 and 476,126 shares of our common stock, respectively, on the open market for approximately $9.1 million and $31.2 million (at an average repurchase price of $69.36 and $65.53, respectively, per share).
Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. Dionex’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gain (loss) on net investment hedge and unrealized gains and losses on available-for-sale securities, and net deferred gains and losses on these items.
The components of comprehensive income attributable to Dionex Corporation were as follows for the three and nine months ended March 31:

	Three Months Ended		Nine months Ended
	March 31,		March 31,
(in thousands)	2011	2010	2011	2010
Net income, as reported	$17,276	$18,237	$47,456	$45,744
Foreign currency translation adjustments, net of taxes	6,372	(4,436)	16,404	(1,001)
Unrealized gain (loss) on net investment hedge, net of taxes	324	76	(862)	(466)
Unrealized gain on securities available for sale, net of taxes	—	—	1	1

Comprehensive income	$23,972	$13,877	$62,999	$44,278
Comprehensive income attributable to noncontrolling interests	448	506	1,192	1,094

Comprehensive income attributable to Dionex Corporation	$23,524	$13,371	$61,807	$43,184

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
Accounting standards relating to income taxes require that we continually evaluate the necessity of establishing or changing a valuation allowance for deferred tax assets, depending on whether it is more likely than not that actual benefit of those assets will be realized in future periods. We have evaluated our deferred tax assets as of March 31, 2011 and concluded that it is more likely than not that the deferred tax assets will be realized in the future; therefore, the establishment or modification of a valuation allowance is not required. In addition, we adopted the provisions of the FASB’s accounting standard related to the accounting for uncertainty in income taxes. The accounting standard requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits any discounting of any of the related tax effects for the time value of money.
Our total amount of unrecognized tax benefits as of March 31, 2011 was $5.4 million, of which $1.7 million, if recognized, would affect our effective tax rate compared to $8.0 million on June 30, 2010, of which $1.9 million, if recognized, would have affected our effective tax rate. The liability for income taxes associated with uncertain tax positions is classified in deferred and other income taxes payable.
We record interest and penalties related to unrecognized tax benefits in income tax expense. At March 31, 2011, we had approximately $1.4 million accrued for estimated interest related to uncertain tax positions compared to approximately $1.7 million on June 30, 2010. During the nine months ended March 31, 2011, we accrued a total of $292,000 in interest on these uncertain tax positions. At March 31, 2011, we had approximately $38,000 accrued for estimated penalties related to uncertain tax positions compared to approximately $69,000 on June 30, 2010. During the period ended March 31, 2011, we accrued no additional penalties on these uncertain tax positions.
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
Note 12: Commitments and Contingencies
In July 2008, Dionex acquired a Swedish company using a combination of cash and post-acquisition earn-out payment arrangements. Under the purchase agreement, earn-out payments of 70% for fiscal 2009, 30% for fiscal 2010 and 30% for 2011 as a percentage of the acquired company’s net income are payable to the seller at the end of each fiscal year. No payments were accrued during the nine months ended March 31, 2011 as we do not believe payment is probable.

Certain facilities and equipment are leased under non-cancelable operating leases. Dionex generally pays taxes, insurance and maintenance costs on leased facilities and equipment. Rental expense for all operating leases was $2.1 million and $1.8 million in the three months ended March 31, 2011 and 2010, respectively and $5.3 million and $5.9 million in the nine months ended March 31, 2011 and 2010, respectively.
Minimum rental commitments under these non-cancelable operating leases were as follows as of March 31, 2011:

(In thousands)
Less than 1 Year	$6,154
1-2 Years	3,479
2-3 Years	2,198
3-4 Years	1,134
4-5 Years	531
After 5 Years	1,373

Total	$14,869

Dionex enters into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments Dionex could be required to make under these indemnification agreements is not estimable, however, Dionex has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No material claims for such indemnifications were outstanding as of March 31, 2011. Dionex has not recorded any liabilities for these indemnification agreements as of March 31, 2011 or June 30, 2010.
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
Net sales for our products and services were as follows for the three and nine months ended December 31:

	Three months Ended		Nine Months Ended
	December 31,		March 31,
(in thousands)	2011	2010	2011	2010
Products	$105,548	$96,439	$300,645	$269,313
Installation and Training Services	3,139	2,647	9,456	8,835
Maintenance	14,403	13,696	39,974	34,462

	$123,090	$112,782	$350,075	$312,610

Long-lived assets consist principally of property and equipment. No single customer contributed more than 10% of net sales during the three and nine months ended March 31, 2011 and 2010, and net sales from services were less than 10% of net sales during the same period.

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
Overview
Dionex Corporation designs, manufactures, markets and services analytical instrumentation and related accessories and chemicals. Our products are used to analyze chemical substances in the environment and in a broad range of industrial and scientific applications. Our systems are used in environmental analysis and by the pharmaceutical, life sciences, chemical/petrochemical, power generation, food, and electronics industries in a variety of applications.
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
The Merger Agreement includes customary representations, warranties and covenants of Dionex and Thermo Fisher. Dionex has agreed to operate its business and the business of its subsidiaries in the ordinary course of business consistent with past practices until the Effective Time. Dionex has also agreed not to solicit, initiate, knowingly encourage or knowingly facilitate alternative acquisition proposals and will not knowingly permit its representatives to solicit or encourage any alternative acquisition proposal, in each case, subject to certain exceptions set forth in the Merger Agreement. The Merger Agreement contains certain termination rights, including, subject to the terms of the agreement, if the Dionex Board of Directors determines to accept a “Superior Proposal” as defined in the Merger Agreement, and also provides that under certain circumstances, upon termination, Dionex may be required to pay Thermo Fisher a termination fee of $65 million. The closing of the merger is currently expected to take place in the middle of May 2011 after receipt of a pending regulatory approval in Europe.

Results of operations:
The following table summarizes our consolidated statements of income for the three and nine months ended March 31, 2011 as compared to the three and nine months ended March 31, 2010, as a percentage of net sales for the periods indicated:

	Three months ended March 31,				Nine months ended March 31,
	2011		2010		2011		2010
		% of		% of		% of		% of
(In thousands)	Dollars	Net sales	Dollars	Net sales	Dollars	Net sales	Dollars	Net sales
Net sales	$123,090	100.0%	$112,782	100.0%	$350,075	100.0%	$312,610	100.0%
Cost of sales	43,426	35.3%	35,295	31.3%	123,220	35.2%	103,310	33.0%

Gross profit	79,664	64.7%	77,487	68.7%	226,855	64.8%	209,300	67.0%
Selling, general and administrative	45,915	37.3%	42,218	37.4%	130,101	37.2%	118,705	38.0%
Research and product development	8,964	7.3%	8,355	7.4%	26,348	7.5%	23,180	7.4%

Total operating expenses	54,879	44.6%	50,573	44.8%	156,449	44.7%	141,885	45.4%

Operating income	24,785	20.1%	26,914	23.9%	70,406	20.1%	67,415	21.6%
Interest income, net	64	0.1%	(106)	(0.1)%	114	0%	(64)	(0.1)%

Other expense, net	(685)	(0.6)%	426	0.4%	(2,238)	(0.7)%	(28)	(0.0)%

Income before taxes	24,164	19.6%	27,234	24.1%	68,282	19.5%	67,323	21.5%
Taxes on income	6,888	5.6%	8,997	8.0%	20,826	5.9%	21,579	6.9%

Net income	17,276	14.0%	18,237	16.2%	47,456	13.6%	45,744	14.6%

Less: Net income attributable to noncontrolling interests	448	0.4%	506	0.4%	1,192	0.4%	1,094	0.3%

Net income attributable to Dionex	$16,828	13.6%	$17,731	15.7%	$46,264	13.2%	$44,650	14.3%

Net Sales
For the three and nine months ended March 31, 2011, consolidated net sales increased by $10.3 million, or 9%, and $37.5 million, or 12%, respectively, as compared to the same corresponding period in the prior year. Increased net sales of our portfolio of HPLC systems contributed to our net sales growth in part as a result of introduction of our UHPLC+ systems in June 2010, combined with our acquisition of the ESA Life Sciences Tools business (“ESA products”) at the end of our first quarter of fiscal 2010. In addition, the growth in net sales was due to stronger sales of our ICS-5000 RFIC systems, which include the first commercially-available capillary ion chromatography technology. Dionex is subject to the effects of currency fluctuations, which have an impact on net sales. Currency fluctuations increased net sales by 2% for the three months ended March 31, 2011 and did not have a significant impact on net sales for the nine months ended March 31, 2011.
Net sales from a regional perspective
Net sales increased in all major regions partially as a result of a recovering global economy and greater market acceptance of our new IC and HLPC products. Sales outside of North America accounted for 74% and 75% of net revenue for the three months ended March 31, 2011 and 2010 and 73% and 74% for the nine months ended March 31, 2011 and 2010, respectively. Sales directly to our end-user customers accounted for 96% and 95% of net sales for the three months ended and 95% and 94% of net sales for the nine months ended in fiscal 2011 and 2010, respectively. International distributors and representatives in Europe, Asia, and other international markets accounted for the remaining percentage of net sales.
North America — Net sales in this region increased by 12% and 16% in reported dollars for the three and nine months ended March 31, 2011, respectively, as compared to the corresponding periods in the prior fiscal year, primarily due to increased demand for our products in the electronics, chemicals and life sciences markets. Growth in net sales in this region was attributable to by our HPLC products, and in part, by our new ICS-5000 Capillary RFIC Systems, introduced in the second half of fiscal 2010.
Europe — Net sales in this region increased by 9% and 6% in reported dollars for the three and nine months ended March 31, 2011, respectively, as compared to corresponding periods in the prior fiscal year, primarily due to increased demand for our products in the electronics and chemicals markets, offset in part by softness in the power market. Currency movements affected net sales by 2% (favorable) and 3% (unfavorable) for the three and nine months ended March 31, 2011, respectively. Growth in net sales in this region was driven by our HPLC portfolio, specifically ESA products added during fiscal 2010, and the introduction of the new UHPLC+ systems.
Asia / Pacific — Net sales in this region increased by 8% and 16% in reported dollars for the three and nine months ended March 31, 2011, respectively, as compared to corresponding periods in the prior fiscal year. Excluding the net impact of favorable currency movements, net sales increased by 4% and 12%, respectively, in the same periods. The overall growth in net sales was primarily due to increased sales in China, India and Korea and in the power, life science, chemicals and electronics markets. Our continued investments in our sales and service organizations in Asia were pivotal to the growth in this region, combined with the net sales contributed from the ESA products in our HPLC portfolio. Sales growth in this region was lower than historical growth due to a large sale to the National Police Agency in Japan in the third quarter of fiscal 2010 totaling over $7 million.
Net sales from a product line perspective
IC — Net sales of our IC portfolio of products increased by 4% for the nine months ended March 31, 2011, as compared to corresponding periods in the prior fiscal year primarily due to growth in North America and Asia/Pacific regions driven by higher demand for our IC systems, consumables and related services. Net sales of our IC portfolio decreased by 4% for the three months ended March 31, 2011 compared to the same period in prior year due to the large Japan order in the third quarter of fiscal 2010 discussed above.
HPLC — Net sales of our HPLC portfolio of products increased by 43% and 31% for the three and nine months ended March 31, 2011, respectively, as compared to corresponding periods in the prior fiscal year due to higher demand for our new UHPLC+ products introduced in the latter part of fiscal 2010, continued growth in certain emerging markets, such as China and India, and in part due to the net sales generated from our ESA products acquired in the first half of fiscal 2010.
Gross Profit
Gross profit as a percentage of net sales for the three and nine months ended March 31, 2011 was 64.7% and 64.8%, respectively, as compared to 68.7% and 67.0%, respectively, in the corresponding periods in the prior fiscal year. The decline in gross margin of 4 and 2.2 percentage points for the three and nine months ended March 31, 2011, respectively, was impacted by our ESA products acquired in fiscal 2010, the higher margin realized on the large sale in Japan in fiscal 2011 and changes in product and geographical sales mix.
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses as a percentage of net sales for the three and nine months ended March 31, 2011 were 37.3% and 37.2%, respectively, as compared to 37.4% and 38.0%, respectively, in the corresponding periods in the prior fiscal year. SG&A expenses increased by $3.7 million, or 8.8%, and $11.4 million, or 9.6%, for the three and nine months ended March 31, 2011, respectively, as compared to corresponding periods in the prior fiscal year primarily due to headcount increases, including staff added from the ESA acquisition, annual salary increases, and increased travelling, selling and other expenses for the continued expansion efforts to increase our presence in Europe and Asia/Pacific regions, which attributed to the higher net sales reported. SG&A as a percentage of net sales declined compared to prior years due to better utilization of our sales and service organization.

Research and Product Development
Research and product development (R&D) expenses as a percentage of net sales for the three and nine months ended March 31, 2011 were 7.3% and 7.5%, respectively, as compared to 7.4% in the corresponding periods in the prior fiscal year. R&D expenses increased by $0.6 million, or 7.3%, and $3.2 million, or 13.7%, for the three and nine months ended March 31, 2011, respectively, as compared to corresponding periods in the prior fiscal year, primarily due to increase in annual salary increases, higher fringe benefit expense and other R&D expenses. R&D expenses as a percentage of net sales was in line between both periods.
Interest Income
Interest income for the three and nine months ended March 31, 2011 was $79,000 and $200,000, respectively, as compared to $156,000 and $271,000, respectively, in the corresponding periods in the prior fiscal year. Our interest income was affected by a combination of the maturity of one of our short-term investments and lower interest rates in the U.S. and Europe during the three and nine months ended March 31, 2011.
Interest Expense
Interest expense for the three and nine months ended March 31, 2011 was $15,000 and $86,000, respectively, as compared to $262,000 and $335,000, respectively, in the corresponding periods in the prior fiscal year. Our interest expense was affected by combination of lower interest rate and lower average balance in our borrowing under the line of credit in three and nine months ended March 31, 2011.
Other Expense, Net
Other expense, net for the three and nine months ended March 31, 2011 was $685,000 and $2,238,000, respectively, as compared to $426,000 and $28,000, respectively, in the corresponding periods in the prior fiscal year. The changes were primarily due to losses on foreign currency transactions in three and nine months ended March 31, 2011.
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
The taxes on income for the three and nine months ended March 31, 2011 were $6.9 million and $20.8 million, respectively, as compared to $9.0 million and $21.6 million, respectively, in the corresponding periods in prior fiscal year. The effective tax rate for three and nine months ended March 31, 2011 was 28.5% and 30.5%, respectively, as compared to 33.0% and 32.1%, respectively, in the corresponding periods in the prior fiscal year. The decrease in effective tax rate for the three and nine months ended March 31, 2011 was due to lapse of statute of limitation for uncertain tax positions in certain non-U.S. jurisdiction and increased tax credits and research and development credits as compared to the corresponding periods in our prior fiscal year.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three and nine months ended March 31, 2011 was $0.4 million and $1.2 million, respectively, as compared to $0.5 million and $1.1 million, respectively, in the corresponding periods in the prior fiscal year. Net income attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income recorded by majority-owned international subsidiaries. The increase was due to higher net income of our subsidiaries in India and Brazil in the fiscal 2011 periods.
Net Income Attributable to Dionex Corporation
Net income for the three and nine months ended March 31, 2011 was $16.8 million and $46.3 million, respectively, as compared to $17.7 million and $44.7 million, respectively, in the corresponding periods in the prior fiscal year. The diluted earnings per share for three and nine months ended March 31, 2011 were $0.94 and $2.60, respectively, as compared to $0.99 and $2.48, respectively, in the corresponding periods in the prior fiscal year.

Liquidity and Capital Resources
As of March 31, 2011, we had cash and cash equivalents and short-term investments of $107.3 million. Our working capital as of March 31, 2011 was $198.0 million, an increase of $57.9 million from $140.1 million reported as of June 30, 2010.
Cash generated by operating activities for the nine months ended March 31, 2011 was $50.7 million, compared with $53.9 million for the same period last year. A higher level prepaid income tax payments made in fiscal 2011, an increase in deferred revenues due to a higher level of uninstalled systems and service contracts sold at the beginning of the calendar year, and an increase in accounts payable contributed to a higher operating cash flow. These changes were partially offset by an increase in inventories and accounts receivable, due to higher sales toward the end of the third quarter of fiscal 2011, and a decrease in accrued liabilities.
Cash used for investing activities was $16.8 million in the first nine months of fiscal 2011. Capital expenditures during the first nine months of 2011 were $12.7 million, which included purchases related to our general operations, expansion of our manufacturing facility in Germany with the purchase of land, and effects of foreign currency translations. In addition, we also negotiated and paid a paid-up royalty for $4.5 million related to our ESA products.
Cash used for financing activities was $1.2 million during the first nine months of fiscal 2011. Financing activities consisted primarily of common stock repurchases, partially offset by proceeds from issuances of shares pursuant to our equity incentive plan, repayment of short-term obligations, and the tax benefits related to stock options in the first nine months of fiscal 2011.
Our available lines of credit totaled $28.5 million as of March 31, 2011. We believe our cash flow from operations, our existing cash and cash equivalents and our bank lines of credit will be adequate to meet our cash requirements for at least the next 12 months. The line of credit matures on December 31, 2011. The impact of inflation on our financial position and results of operations was not significant during any of the periods presented.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at March 31, 2011, and the payments thereunder due in future periods:

	Payments Due by Period
		Less
(in thousands)		Than 1	1-3	4-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Short-Term Borrowings	$49	$49	$—	$—	$—
Debt Associated with Business Purchase	527	527	—	—	—
Operating Lease Obligations	14,869	6,154	5,677	1,665	1,373

Total	$15,445	$6,730	$5,677	$1,665	$1,373

As of March 31, 2011, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and interest deductions was $1.7 million. As of March 31, 2011, we had accrued $1.4 million of interest and $38,000 of penalties associated with uncertain tax positions. We cannot conclude on the range of cash payments that will be made within the next 12 months associated with these uncertain tax positions.
New Accounting Pronouncements
Refer to Note 1 in the Notes to Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report in Form 10-Q.
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
There have been no significant changes during the three and nine months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to financial market risks from fluctuations in foreign currency exchange rates, interest rates and stock prices of marketable securities. With the exception of the stock price volatility of our marketable equity securities, we manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of nonperformance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices could cause significant changes in the costs to manufacture and deliver our products and in customers’ buying practices. We have not substantially changed our risk management practices during fiscal 2010 or the first nine months of fiscal 2011 and we do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our current risk management practices.
Foreign Currency Exchange
Revenues generated from international operations are generally denominated in foreign currencies. We entered into forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact is not expected to be material in future periods. As of March 31, 2011, we had forward exchange contracts to sell foreign currencies totaling approximately $16.7 million, including approximately $5.9 million in Euros, $5.4 million in Japanese yen, $0.9 million in Australian dollars, $1.4 million in Canadian dollars, $2.6 million in British pound sterling, and $0.5 million in Swiss Francs. As of June 30, 2010, we had forward exchange contracts to sell foreign currencies totaling approximately $23.7 million, including approximately $17.7 million in Euros, $4.3 million in Japanese yen, $0.8 million in Australian dollars and $0.9 million in Canadian dollars. The foreign exchange contracts outstanding at the end of the period mature within one month. As of March 31, 2011 and June 30, 2010, we have approximately $0.2 million and $0.3 million, respectively, in other current liabilities in the condensed consolidated balance sheets related to the foreign currency exchange contracts. For the nine months ended March 31, 2011 and 2010, we recorded realized pre-tax losses of approximately $0.4 million and $3.4 million, respectively, related to the closed foreign exchange forward contracts.
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
Interest and Investment Income
Our interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at March 31, 2011 and June 30, 2010 indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on our actual balances and changes in the timing and amount of interest rate movements.
Debt and Interest Expense
     At March 31, 2011, we had short-term borrowings of $49,000. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding debt balance at March 31, 2011, indicated that such market movement would not have a material effect on our business, operating results or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements and the level of borrowings maintained by us.

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2011 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.
During the quarter ended March 31, 2011, there were no changes to our overall internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act) during the period covered by this quarterly report on Form 10-Q.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On December 14, 2010, Dr. Alan Weisberg filed a putative class action lawsuit in the Superior Court of the State of California, County of Santa Clara, purportedly on behalf of the stockholders of Dionex, against Dionex, its directors and Thermo Fisher, alleging, among other things, that Dionex’s directors, aided and abetted by Dionex and Thermo Fisher, breached their fiduciary duties owed to Dionex stockholders in connection with the proposed acquisition of Dionex by Thermo Fisher and Purchaser. The complaint seeks, among other things, to enjoin the defendants from completing the acquisition as currently contemplated. On April 11, 2011, the parties to the action reached an agreement in principle to settle. The proposed settlement, which is subject to court approval following notice to the class and a hearing, disposes of all causes of action asserted in the action. The plaintiff has agreed, among other things, to cease proceedings in the lawsuit.
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

Our issued U.S. patents, and corresponding foreign patents, expire at various dates ranging from 2011 to 2029. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent. We have invested in significant new patent applications, and we cannot be certain that any of these applications will result in an issued patent to enhance our intellectual property rights.

EXHIBIT INDEX

Exhibit
Number	Description	Reference
3.1	Restated Certificate of Incorporation, filed December 12, 1988	(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation, filed December 1, 1999 (Exhibit 3.2)	(7)

3.3	Amended and Restated Bylaws, August 6, 2008 (Exhibit 99.1)	(11)

10.1*	Medical Care Reimbursement Plan as amended October 30, 2007 (Exhibit 10.1)	(8)

10.2	Credit Agreement dated December 23, 2009 between Wells Fargo Bank and Dionex Corporation (Exhibit 10.2)	(4)

10.3*	Management Incentive Bonus Plan dated April 26, 2011

10.4*	Dionex Corporation 2004 Equity Incentive Plan, as amended October 2007 (Exhibit 10.1)	(9)

10.5*	Form of Stock Option Agreement for non-employee directors (Exhibit 10.5)	(10)

10.6*	Form of Stock Option Agreement for other than non-employee directors (Exhibit 10.6)	(10)

10.7*	Form of Stock Unit Award Agreement (Exhibit 10.2)	(9)

10.8*	Form of International Stock Option Agreement (Exhibit 10.8)	(8)

10.9*	Form of Stock Unit Award Agreement for U.S. employees	(2)

10.10*	Form of Stock Unit Award Agreement for International employees	(2)

10.11*	Employee Stock Participation Plan (Exhibit 10.13)	(5)

10.12*	Form of Performance Stock Unit Grant Notice	(3)

10.13*	Change in Control Severance Benefit Plan as amended April 26, 2011

10.14*	Summary of Compensation Arrangements with named executive officers	(7)

10.15*	Form of Indemnification Agreement (Exhibit 10.1)	(12)

10.16*	Agreement and Plan of Merger with Thermo Fisher Scientific, Inc. dated December 12, 2010 (Exhibit 2.1)	(13)

10.17*	First Amendment to Employee Stock Purchase Plan (Exhibit 10.1)	(13)

10.18*	Letter dated December 15, 2010 between Dionex Corporation and Frank Witney	(13)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
(8) Incorporated by reference to the indicated exhibit in our Form 10-Q filed November 9, 2007.
(9) Incorporated by reference to the indicated exhibit in our Form 8-K filed October 15, 2007.
(10) Incorporated by reference to the indicated exhibit in our Form 10-Q filed February 8, 2008.
(11) Incorporated by reference to the indicated exhibit in our Form 8-K filed August 11, 2008.
(12) Incorporated by reference to the indicated exhibit in our Form 8-K filed November 3, 2008.
(13) Incorporated by reference to the indicated exhibit in our Form 8-K filed December 16, 2010.

*	Management contract or compensatory plan or arrangement.

†	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DIONEX CORPORATION (Registrant)
Date: May 6, 2011	By:	/s/ Craig A. McCollam
Craig A. McCollam
Executive Vice President and Chief Financial Officer (Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)